Form 10QSB
period 1995-06-30
ELECTRO SENSORS INC
filed 1995-08-11
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 1995

                       Commission File Number 0-9587


                         ELECTRO-SENSORS, INC.
  (Exact Name of Small Business Issuer as Specified in Its Charter)

          MINNESOTA                                 41-0943459
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)


6111 BLUE CIRCLE DRIVE, MINNETONKA, MINNESOTA                55343
(Address of Principal Executive Offices)                  (Zip Code)


                            (612)930-0100
        (Issuer's telephone number, Including Area Code)



(Former Name, Former Address and Former Fiscal Year, if Changed
                     Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No


Shares of $.10 par value common stock outstanding at July 31, 1995: 1,898,500

Part I. Financial Information

The interim financial statements included in this form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                  Three Months Ended            Six Months Ended
                                       June 30,                     June 30,
                                  1995            1994         1995            1994

SALES                        $ 1,600,614    $ 1,578,017    $ 3,144,065    $ 3,087,611
COST OF SALES                    743,124        659,106      1,401,088      1,305,097
                             -----------    -----------    -----------    -----------

GROSS MARGIN                     857,490        918,911      1,742,977      1,782,514
                             -----------    -----------    -----------    -----------


OPERATING EXPENSES:
  Selling expense                332,079        406,671        690,533        770,056
  Administrative expense         191,869        188,879        412,156        391,646
  Research and development       150,166        175,419        317,981        354,150
                             -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSES         674,114        770,969      1,420,670      1,515,852
                             -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS           183,376        147,942        322,307        266,662
                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
   investment securities         128,992          8,746        131,180        163,941
  Interest income                 39,734         27,520         77,294         50,306
  Dividend income                  3,705             12          8,229             24
  Other                          (23,422)       (21,193)       (44,639)       (42,915)
                             -----------    -----------    -----------    -----------

TOTAL OTHER INCOME               149,009         15,085        172,064        171,356
                             -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES       332,385        163,027        494,371        438,018
                             -----------    -----------    -----------    -----------

PROVISION FOR INCOME TAXES       118,000         60,400        177,200        158,300
                             -----------    -----------    -----------    -----------

NET INCOME                   $   214,385    $   102,627    $   317,171    $   279,718
                             ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

   PRIMARY                     1,905,139      1,919,985      1,907,193      1,921,032
                             ===========    ===========    ===========    ===========

  ASSUMED FULLY DILUTED        1,905,139      1,919,985      1,907,193      1,921,032
                             ===========    ===========    ===========    ===========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  PRIMARY                    $       .11    $       .05    $       .16    $       .14
                             ===========    ===========    ===========    ===========

  ASSUMED FULLY DILUTED      $       .11    $       .05    $       .16    $       .14
                             ===========    ===========    ===========    ===========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                               June 30,     December 31,
                                                               1995          1994
      ASSETS

CURRENT ASSETS
  Cash                                                       $ 2,902,411    $ 2,826,778
  Investment in available-for-sale securities                  2,188,359      1,539,022
  Trade receivables, less allowance
    for doubtful accounts of $40,200
    and $32,000, respectively                                    772,463        729,212
  Inventories                                                    761,548        692,821
  Prepaid expenses                                                65,402         89,143
  Prepaid Income taxes                                               -0-         51,754
  Deferred taxes                                                     -0-          4,300
                                                             -----------    -----------

TOTAL CURRENT ASSETS                                           6,690,183      5,933,030

PROPERTY AND EQUIPMENT, NET                                    1,940,968      1,980,247
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 8,631,151    $ 7,913,277
                                                             ===========    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                               $   700,000    $   808,870
  Accounts payable                                               186,562        175,834
  Accrued expenses                                               196,425        203,925
  Income taxes payable                                            59,789            -0-
  Deferred income taxes                                          208,700            -0-
                                                             -----------    -----------

TOTAL CURRENT LIABILITIES                                      1,351,476      1,188,629
                                                             -----------    -----------

DEFERRED INCOME TAXES                                             31,300         32,000
                                                             -----------    -----------

SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;
    Authorized 10,000,000 shares; issued
    1,898,500 and 1,895,500
    shares, respectively                                         189,850        189,550
  Additional paid-in capital                                     491,726        484,901
  Retained earnings                                            6,209,678      6,082,357
  Unrealized holding gain on investment
    securities, net                                              455,060         53,239
  Unearned ESOP shares                                           (31,116)       (43,897)
  Notes receivable                                               (66,823)       (73,502)
                                                             -----------    -----------

    Total shareholders' equity                                 7,248,375      6,692,648
                                                             -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 8,631,151    $ 7,913,277
                                                             ===========    ===========



                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                                    1995          1994

CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                     $ 3,086,564    $ 2,971,133
  Cash paid to suppliers and employees              (2,832,523)    (2,833,538)
  Interest received                                     77,294         50,330
  Dividend income                                        8,229            -0-
  Income taxes paid                                    (71,557)      (123,795)
                                                   -----------    -----------
    Net cash provided by operating activities          268,007         64,130
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in available-for-sale securities:
    Sales                                              145,364        202,670
    Purchases                                          (43,500)      (150,000)
  Purchase of equipment                                (22,103)      (215,871)
  Repayments of notes receivable                         6,679          6,679
  Net advances to Employee Stock
    Ownership Trust                                     12,781         25,569
                                                   -----------    -----------
      Net cash (used in) investing activities           99,221       (130,953)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                      (189,850)      (189,550)
  Payments on short-term borrowings                   (108,870)           -0-
  Proceeds from exercise of stock options                7,125          7,125
                                                   -----------    -----------
    Net cash (used in) financing activities           (291,595)      (182,425)
                                                   -----------    -----------
      Increase (decrease) in cash                       75,633       (249,248)
CASH AND CASH EQUIVALENTS
  Beginning                                          2,826,778      3,208,168
                                                   -----------    -----------
  End                                              $ 2,902,411    $ 2,958,920
                                                   ===========    ===========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                         $   317,171    $   279,718
Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                       61,382         32,200
    Provision for losses on trade receivables           14,250          9,000
    Realized (gain) loss on sale of marketable
      securities                                      (131,180)      (163,941)
    Deferred taxes                                      (5,900)           -0-
    (Increase) decrease in:
      Trade receivables                                (57,501)      (116,478)
      Inventory                                        (68,727)         6,541
      Prepaid expenses                                  23,741        (29,954)
      Prepaid income taxes                              51,754         25,236
    Increase (decrease) in:
      Accounts payable                                  10,728         39,101
      Accrued expenses                                  (7,500)       (26,562)
      Accrued income taxes payable                      59,789          9,269
                                                   -----------    -----------
Net cash provided by operating activities          $   268,007    $    64,130
                                                   ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Unrealized gain(loss) on marketable securities   $   401,821    $   164,545
                                                   -----------    -----------
    Total noncash investing and financing          $   401,821    $   164,545
                                                   ===========    ===========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The company's income from operations increased 23.9% and 20.9%, respectively during the second quarter and first six months of 1995 as compared to the same periods of 1994. This increase in income from operations was provided through increased sales and a decrease in operating expenses. In addition, second quarter earnings benefitted from profits generated by the sales of marketable securities.

The company's sales increased by 1.4% and 1.8%, respectively during the second quarter and first six months of 1995 when compared to the same periods of 1994. The sales increase was provided primarily by both the Drive Control Systems division and the company's wholly-owned subsidiary, Microflame, Inc. Meanwhile, the AutoData Systems division experienced a moderate sales increase and the Speed Monitoring division experienced a sales decrease during the first six months of 1995. Price increases did not have a significant effect on sales.

Overall, the company has felt the impact from both the decline in the durable goods market and the slow down in the auto industry experienced in the last part of 1994 and the beginning of 1995. These trends have been particularly evident in the Speed Monitoring division and were reflected in the slowed sales activity during the first half of 1995. The Drive Control Systems sales growth of 16.5% for the first six months was attributed to increased sales of the MicroSpeed control unit and Drive Control Systems's ability to adapt these products to specific customer needs. The company's wholly-owned subsidiary, Microflame, Inc., experienced an increase in sales of 13.08% and 19.9%, respectively for the second quarter and first six months of 1995 reflecting the increase in consumer spending during the first half of the year.

Cost of sales increased both as a percentage of sales and when compared to a year ago. The increased costs resulted primarily from the increased sales of both the Drive Control Systems and Microflame products, which have a lower profit margin. In addition, the cost of electronic components has increased substantially due to both increased demand and lower currency exchange rates.

Operating expenses decreased during the first six months of 1995. The decreased expense occurred primarily from cost containment programs implemented by management in anticipation of slower than expected sales growth in 1995. The reduced expenses were concentrated primarily in the marketing and engineering area. In addition, the company also benefitted from cost savings resulting from the purchase of its new building during the last half of 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months ended June 30, 1995, working capital increased $594,306 to a total of $5,338,707. The increase in marketable securities which resulted from the reporting of unrealized gains on these holdings accounted for $649,337 of this change in working capital. Both accounts receivable and payable increased as a result of increased sales activity. A note receivable payment of $12,781 was received from the ESOP plan. In addition, proceeds from both the sale of marketable securities generated $145,364 and the exercise of stock options generated $7,125 during the first six months. The company paid $189,850 in cash dividends during the second quarter of 1995. In addition, the company invested both an additional $22,103 for office and manufacturing equipment and $108,870 into the repayment of short-term borrowings. The company also invested $43,500 in marketable securities.

                               OTHER INFORMATION


PART II

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

            a)  The Annual Meeting of Shareholders was held April 26, 1995.

            b)  Election of Directors as Follows:

                 Peter R. Peterson  1,711,417 For   10,820 Withheld Authority
                 James P. Slattery  1,711,417 For   10,820 Withheld Authority
                 Mark D. Laumann    1,711,417 For   10,820 Withheld Authority
                 John S. Strom      1,711,417 For   10,820 Withheld Authority
                 Joseph A. Marino   1,710,417 For   11,820 Withheld Authority


            c) Approval of Schweitzer Rubin Karon & Bremer as independent Auditors.

                 1,721,677 For     -0-   Against     540   Abstain

          There were no other matters submitted to vote of shareholders during the period covered by this Form 10-QSB.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule (only filed with electronic copy).

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                 ELECTRO-SENSORS, INC.



Date   August 5, 1995        By  /s/ JAMES P. SLATTERY
                                  James P. Slattery, President


Date   August 5, 1995        By  /s/  MARK D. LAUMANN
                                  Mark D. Laumann, Treasurer
                                  (principal financial officer)

                             ELECTRO-SENSORS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                        FOR QUARTER ENDED JUNE 30, 1995


EXHIBIT NO.                                          DESCRIPTION

27                                                   Financial Data Schedule