Form 10QSB
period 1995-09-30
ELECTRO SENSORS INC
filed 1995-11-07
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                         Commission File Number 0-9587


                         ELECTRO-SENSORS, INC.
  (Exact Name of Small Business Issuer as Specified in Its Charter)

          MINNESOTA                                 41-0943459
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)


 6111 Blue Circle Drive,   Minnetonka, Minnesota          55343-9108
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
Yes   X     No


Shares of $.10 par value common stock outstanding at   November 1,
1995:   1,903,000



Transitional Small Business Disclosure Format (check one):
Yes         No    X

Part I. Financial Information

The interim financial statements included in this form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.



                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                                                             Three Months ended                     Nine Months Ended
                                                                 September 30,                         September 30,
                                                         1995               1994                 1995               1994

SALES                                                   $1,733,628          $1,355,896           $4,877,693         $4,443,507
-----

COST OF SALES                                              711,905             618,845            2,112,993          1,923,942
-------------                                            ---------           ---------            ---------          ---------

GROSS MARGIN                                             1,021,723             737,051            2,764,700          2,519,565
------------                                             ---------           ---------            ---------          ---------

OPERATING EXPENSES:
  Selling expense                                          261,284             373,975              951,817          1,144,031
  Administrative expense                                   196,338             195,010              608,494            586,656
  Research and development                                 151,566             163,392              469,547            517,542
                                                         ---------           ---------            ---------          ---------

TOTAL OPERATING EXPENSES                                   609,188             732,377            2,029,858          2,248,229
------------------------                                 ---------           ---------            ---------          ---------

INCOME FROM OPERATIONS                                     412,535               4,674              734,842            271,336
----------------------                                   ---------           ---------            ---------          ---------

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
   investment securities                                    25,393              (1,005)             156,573            162,912
  Interest income                                           38,818              28,179              116,112             78,509
  Dividend income                                               42                 191                8,271                215
  Other                                                    (11,782)            (17,267)             (56,421)           (60,182)
                                                         ---------           ---------            ---------          ---------

TOTAL OTHER INCOME                                          52,471              10,098              224,535            181,454
------------------                                       ---------           ---------            ---------          ---------

INCOME BEFORE INCOME TAXES                                 465,006              14,772              959,377            452,790
--------------------------

PROVISION FOR INCOME TAXES                                 169,400               6,800              346,600            165,100
--------------------------                               ---------           ---------            ---------          ---------

NET INCOME                                              $  295,606          $    7,972           $  612,777         $  287,690
----------                                               =========           =========            =========          =========




(Continued)



                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                       1995                  1994                 1995               1994



WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

  PRIMARY                                                1,919,705           1,916,492            1,912,709          1,919,985
  -------                                                =========           =========            =========          =========

  ASSUMED FULLY DILUTED                                  1,954,932           1,916,492            1,954,932          1,919,985
  ---------------------                                  =========           =========            =========          =========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  PRIMARY                                                     $.16                $.01                 $.32               $.15
  -------                                                      ===                 ===                  ===                ===

  ASSUMED FULLY DILUTED                                       $.15                $.01                 $.31               $.15
  ---------------------                                        ===                 ===                  ===                ===




                  ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




                                                                                        September 30,              December 31,
    ASSETS                                                                                   1995                      1994
    ------                                                                               -------------              ---------
CURRENT ASSETS
  Cash                                                                                   $ 2,838,520                $2,826,778
  Investment in available-for-sale securities                                              3,895,860                 1,539,022
  Trade receivables, less allowance
    for doubtful accounts of $38,820
    and $32,000, respectively                                                                980,426                   729,212
  Inventories                                                                                810,620                   692,821
  Prepaid expenses                                                                            92,577                    89,143
  Prepaid Income taxes                                                                           -0-                    51,754
  Deferred taxes                                                                                 -0-                     4,300
                                                                                          ----------                 ---------

TOTAL CURRENT ASSETS                                                                       8,618,003                 5,933,030
--------------------

PROPERTY AND EQUIPMENT, NET                                                                1,918,322                 1,980,247
---------------------------                                                               ----------                 ---------

TOTAL ASSETS                                                                             $10,536,325                $7,913,277
------------                                                                              ==========                 =========




                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
  Note payable                                                                           $   637,548                $  808,870
  Accounts payable                                                                           140,993                   175,834
  Accrued expenses                                                                           226,380                   203,925
  Income taxes payable                                                                       174,035                       -0-
  Deferred income taxes                                                                      782,300                       -0-
                                                                                          ----------                 ---------

TOTAL CURRENT LIABILITIES                                                                  1,961,256                 1,188,629
-------------------------                                                                 ----------                 ---------

DEFERRED INCOME TAXES                                                                         30,600                    32,000
---------------------                                                                     ----------                 ---------

SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;  Authorized 10,000,000 shares; issued
    1,903,000 and 1,895,500
    shares, respectively                                                                     190,300                   189,550
  Additional paid-in capital                                                                 501,964                   484,901
  Retained earnings                                                                        6,505,284                 6,082,357
  Unrealized holding gain on investment
    securities, net                                                                        1,495,561                    53,239
  Unearned ESOP shares                                                                       (73,205)                  (43,897)
  Notes receivable                                                                           (75,435)                  (73,502)
                                                                                          ----------                 ---------

    Total shareholders' equity                                                             8,544,469                 6,692,648
                                                                                          ----------                 ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $10,536,325                $7,913,277
------------------------------------------                                                ==========                 =========






                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED CASH FLOW STATEMENTS
                                  (Unaudited)


                                                                                                       Nine Months Ended
                                                                                                            September 30,
                                                                                                    ---------------------
                                                                                                1995                      1994
                                                                                           -------------               -------



CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                                                                 $4,606,979              $4,392,372
  Cash paid to suppliers and employees                                                         (4,220,569)             (4,169,260)
  Interest received                                                                               116,112                  78,509
  Dividend income                                                                                   8,271                     -0-
  Income taxes paid                                                                              (124,810)               (185,757)
                                                                                               ----------              ----------
    Net cash provided by operating activities                                                     385,983                 115,864
                                                                                               ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in available-for-sale activities:
    Sales                                                                                         174,756                 201,864
    Purchases                                                                                    (143,500)               (153,333)
  Purchase of property and equipment                                                              (30,897)             (1,367,629)
  Notes receivable                                                                                 (1,933)                  4,431
  Net advances to Employee Stock
   Ownership Trust                                                                                (29,308)                 25,569
                                                                                               ----------              ----------
    Net cash (used in) investing activities                                                       (30,882)             (1,289,098)
                                                                                               ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                                                 (189,850)               (189,550)
  Payments on short-term borrowings                                                              (171,322)                808,870
  Proceeds from exercise of stock options                                                          17,813                   7,125
                                                                                               ----------              ----------
    Net cash (used in) financing activities                                                      (343,359)                626,445
                                                                                               ----------              ----------
      Increase (decrease) in cash                                                                  11,742                (546,789)
CASH AND CASH EQUIVALENTS
  Beginning                                                                                     2,826,778               3,208,168
                                                                                               ----------              ----------
  End                                                                                         $ 2,838,520             $ 2,661,379
                                                                                               ==========              ==========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                                     $  612,777                $287,690
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                                  92,822                  48,300
    Provision for losses on trade receivables                                                      19,500                  13,556
    Realized (gain) loss on sale of marketable
      securities                                                                                 (156,573)               (163,127)
    Deferred taxes                                                                                 (3,999)                    -0-
      (Increase) decrease in:
      Trade receivables                                                                          (270,714)                (49,191)
      Inventory                                                                                  (117,799)                 52,796
      Prepaid expenses                                                                             (3,434)                (13,620)
      Prepaid income taxes                                                                         51,754                 (20,657)
    Increase (decrease) in:
      Accounts payable                                                                            (34,841)                 (2,087)
      Accrued expenses                                                                             22,455                 (37,796)
      Accrued income taxes payable                                                                174,035                     -0-
                                                                                                ---------                --------
Net cash provided by operating activities                                                      $  385,983               $ 115,864
                                                                                                =========                ========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Unrealized gain(loss) on marketable securities                                               $2,231,521               $ 147,747
                                                                                                ---------                --------
    Total noncash investing and financing                                                      $2,231,521               $ 147,747
                                                                                                =========                ========


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Net income increased by 113% during the first nine months of 1995 to $612,777 or $.32 per share. The substantial increase is due to both increased sales during the period and decreased operating expenses. Sales for the third quarter and first nine months of 1995 increased 27.9% and 9.8%, respectively, when compared to the same periods of 1994. Third quarter sales of $1,733,628 represent the highest quarterly sales level achieved in the company history. The third quarter and nine month sales increases were provided almost entirely by the Drive Control Systems ("DCS") segment of the Controls Division.

DCS has achieved continued sales growth of the MicroSpeed products throughout 1995. In addition, DCS completed the sale of a production line control system of approximately $225,000 during the third quarter of 1995. Speed Monitoring segment sales experienced an 11% increase in third quarter sales, but remained relatively unchanged for the year. Microflame sales remained 10.6% ahead of last year; however, sales were down 10.5% during the third quarter of 1995 as compared to the same period of a year ago. The company's newly formed division, AutoData Systems, is presently in the process of changing its marketing efforts based on focus group studies performed earlier in the year. This has resulted in a decline of 6.3% in AutoData sales for the first nine months. Price increases did not have a significant effect on sales.

Cost of sales for the first nine months increased, but remained relatively unchanged as a percentage of sales when compared to the same period of 1994. Cost of sales for the third quarter decreased as a percentage of sales when compared to the same period of 1994. The increased sales volume allowed the company to spread the fixed direct and indirect cost over the increased production.

Operating expenses decreased during the third quarter and first nine months of 1995. The decreased expense occurred primarily from cost containment programs implemented by management early in the year in anticipation of slower than expected sales growth in 1995. The reduced expenses were concentrated primarily in the marketing and engineering areas. In addition, the company benefitted from cost savings resulting from the purchase of its new building during the last half of 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months ended September 30, 1995, working capital increased $1,912,346 to a total of $6,656,747. The increase in marketable securities, which resulted from the reporting of unrealized gains on these holdings, accounted for $1,442,322 of this change in working capital. Both accounts receivable and inventories increased due to both the increased sales activity of the Controls Division and the slowed third quarter Microflame sales activity. A note receivable advance of $29,308 was made to the ESOP plan. In addition, proceeds from the sale of marketable securities and the exercise of stock options generated $174,756 and $17,813, respectively, during the first nine months. The company paid $189,850 in cash dividends during the second quarter of 1995. In addition, the company invested both an additional $30,897 for office and manufacturing equipment and $171,322 into the repayment of short-term borrowings. The company also invested $143,500 for the purchase of marketable and investment securities. The company has declared a $.50 per share or approximately $951,500 cash dividend payable January, 10, 1996 to shareholders of record December 26, 1995.

                                                 OTHER INFORMATION


PART II

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  There are no exhibits filed with this Form 10-QSB.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.










                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                 ELECTRO-SENSORS, INC.



Date  November 1, 1995       By /s/ James P. Slattery
                                  James P. Slattery, President


Date  November 1, 1995       By /s/ Mark D. Laumann
                                  Mark D. Laumann, Treasurer
                                  (principal financial officer)

                             ELECTRO-SENSORS, INC.
                          EXHIBIT INDEX TO FORM 10-QSB
                      FOR QUARTER ENDED SEPTEMBER 30, 1995


EXHIBIT NO.                               DESCRIPTION

27                                        Financial Data Schedule