Form 10KSB40
period 1995-12-31
ELECTRO SENSORS INC
filed 1996-03-29
CIK 351789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995
                          Commission file number 0-9587

                              ELECTRO-SENSORS, INC.
                 (Name of Small Business Issuer in its Charter)

         Minnesota                                      41-0943459
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

                             6111 Blue Circle Drive
                        Minnetonka, Minnesota 55343-9108
               (Address of Principal Executive Offices; Zip Code)

          Issuer's telephone number Including Area Code: (612) 930-0100

           Securities registered Under Section 12(b) of the Act: None

Securities registered Under Section 12(g) of the Act: Common Stock,
                                                         $.10 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  _X_ Yes   ___ No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1995 were $6,184,880.

The aggregate market value of the Issuer's Common Stock held by nonaffiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of March 18, 1996, was approximately $3,200,310 (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock, $.10 par value, outstanding on March 18, 1996: 1,940,270

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated into Part II of this Form 10-KSB. Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclsore Format (check one):  Yes___  No _X_




                                      INDEX


PART I                                                                Page
                                                                      ----
     Item 1.  Description of Business..............................     1
     Item 2.  Description of Property..............................     8
     Item 3.  Legal Proceedings....................................     9
     Item 4.  Submission of Matters to a
                Vote of Security Holders...........................     9

PART II
     Item 5.  Market for Common Equity and Related
                Stockholder Matters................................     9
     Item 6.  Management's Discussion and Analysis
                or Plan of Operation...............................     9
     Item 7.  Financial Statements.................................     9
     Item 8.  Changes in and Disagreements with
                Accountants on Accounting
                and Financial Disclosure...........................     9

PART III
     Item 9.  Directors, Executive Officers, Promoters
                and Control Persons; Compliance
                with Section 16(a) of the Exchange Act.............    10
     Item 10. Executive Compensation...............................    11
     Item 11. Security Ownership of Certain
                Beneficial Owners and Management...................    11
     Item 12. Certain Relationships and Related
                Transactions.......................................    11
     Item 13. Exhibits and Reports on Form 8-K.....................    11

Signatures.........................................................    12



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                     GENERAL

         Electro-Sensors, Inc. (the "Company"), a Minnesota corporation, is engaged in three distinct business lines: (i) the manufacture and distribution of industrial production monitoring and process control systems through its Controls Division, (ii) the manufacture and distribution of small gas torches and related accessories through its Microflame, Inc. subsidiary, and (iii) the development and distribution of hand printed character recognition software through its AutoData Systems division.

         In addition, through its ESI Investment Co. subsidiary, the Company invests in other businesses and companies. Although Electro-Sensors, Inc., through its ESI Investment Co. subsidiary, invests in other businesses or companies, Electro-Sensors, Inc. does not intend to become an investment company and intends to remain primarily an operating company. Unless indicated otherwise, the term "Company" when used herein includes the Company and its subsidiaries.

                        NARRATIVE DESCRIPTION OF BUSINESS

(1)      PRINCIPAL PRODUCTS AND MARKETS.

         PRODUCTION MONITORING SYSTEMS - CONTROLS DIVISION. The Company's Controls Division manufactures and sells several different types of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

         1. Speed Monitoring Systems Unit. Traditionally, the Company's products have compared machine revolutions per minute or speed against acceptable rates as determined by the customers. The monitors generally have the same general operating principle and use a non-contacting sensing head that translates the speed at which a shaft rotates into electronic information. The systems include both the sensing device and a signal-generating pulser disc or wrap that attaches to the rotating shaft. The systems vary in complexity from a simple system that detects gross slow-downs or stoppages to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring a single critical shaft speed. In 1987, the Company created a separate Drive Control Systems Unit to market products that regulate machine speeds, as discussed below. The Company's Controls Division's traditional products remain in the "Speed Monitoring Systems Unit."

         The Speed Monitoring Systems Unit also markets a line of digital products that translate sensor impulses from its production monitoring systems into digital readouts indicating production counts or rates, such as parts, gallons, or board feet. The Speed Monitoring Systems Unit also manufactures and sells alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals, computer inputs, or digital displays that are understandable to and usable by the customer. The Company now manufactures both digital and analog monitoring systems.

         The Speed Monitoring Systems Unit manufactures and sells two production monitoring devices that do not operate by measuring shaft speeds. These devices are the tilt switch and vibration monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity, for example, when grain fills a silo. A vibration monitor will alert an operator when the vibration in a production system exceeds a certain level.

         The Speed Monitoring Systems Unit production monitoring systems are sold to businesses in all major standard industrial classifications, including food processing, chemicals, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

         The Speed Monitoring Systems Unit markets its speed monitoring systems primarily through five home office salesmen who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

         The Company advertises its products in industrial periodicals that cover a wide range of industrial products. The Company maintains its own advertising and sales promotion departments to service customer inquiries and provides support for the Company salesmen, representatives and distributors.

         2. Drive Control Systems Unit

         During the last several years, the Company has developed and introduced products that not only monitor machine operation levels, but that also regulate the speed of related machines in the same production sequence to ensure that the performance of the various machines is coordinated.

         In late 1986 and early 1987, the Company began marketing a Model SDC-l Synchronous Drive Controller. The SDC-l is designed for use as a precision speed reference for use with DC regenerative drives. Typical applications for the SDC-l Controller include draw control involving web processes, precision conveyors and electronic line shaft applications.

         In 1988, the Company entered into a sales agreement with MKS MaschinenKontroll Systeme GmbH ("MKS"), the West German manufacturer of the SDC-1 Controller product line under which the Company has the exclusive right to distribute in the United States drive controls manufactured by MKS. MKS is the manufacturer of the Synchronizer, a drive control product that coordinates a number of motors in a production machine. The Synchronizer product lines enable a manufacturer to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors.

         In 1988, the Company began research and development of a digital control for motors that utilize a complete P.I.D. (proportional integral derivative) closed control. These products have been introduced to the market under the name MicroSpeed, designed as a closed loop speed control. The MicroSpeed is marketed, for example, for applications such as speed control of motors transporting variable loads, mixing chambers that combine raw materials in varying ratios and accordingly require varying speed ratios, and screw conveyor feeding systems. For example, the MicroSpeed will digitally establish a designated motor speed and maintain that speed regardless of loading.

         The Drive Control Systems unit product sales accounted for approximately twenty-two percent of Controls Division revenues in 1993, eighteen percent in 1994, and twenty-three percent in 1995. The Company expects to continue to expend resources in 1996 in development and marketing of products for its Drive Control Systems unit.

         The Company believes that significant savings in both time and materials can be achieved by manufacturing companies by adding drive control technology to existing manufacturing processes to coordinate operation of related machines. The Company intends to continue to market its products for sale in this "retrofit" market and also to companies building new manufacturing machinery or processing systems.

         AUTODATA SYSTEMS. The Company initially invested in AutoData Systems as a development project chartered to create opportunities using proprietary, pattern recognition technology. The outcome of the project was a Windows(TM) software-based system that reads hand-printed characters, check marks, and bar code information from scanned or faxed forms.

         The system offers customers a new data entry solution that converts information from forms into a text file compatible with most computer databases. This intelligent, data entry alternative saves time, strain and money compared to the current method of manual data entry. The basis of the hand print reading capability is the Associative Pattern Memory(TM) (APM), a patented, pattern recognition algorithm. The APM is a trainable, neural network based memory that was incorporated in a Windows Dynamic Link Library (DLL). This DLL is the foundation of the two products marketed by AutoData Systems.

         AutoData Systems became an operating unit in January 1993. The first software package, AUTODATA PRO(TM), was released in May 1993. This software was designed for the end user. AUTODATA PRO served as a utility software package designed to process only check mark and hand print information from scanned forms. The software would allow the user to export the data in an ASCII file format. In September 1993, AUTODATA PRO II was released as an upgrade along with AUTODATA SDK. AUTODATA SDK II was designed for Windows developers. The software included the AUTODATA DLL which developers could embed in their application in order to provide automated data entry from scanned or faxed forms.

         MICROFLAME GAS TORCHES. Microflame manufactures and sells four kinds of miniature brazing torches, under the names Cub, Super Cub, Microflame and Dragon. During the past several years, a significant portion of Microflame product sales have been from its Cub and Super Cub miniature hand-held torches. Both the Cub and Super Cub torches utilize butane, which mixes with ambient air to develop a flame about the size of a pencil. The Cub torch is sold exclusively to Radio Shack stores.

         The Company's "Microflame" torch is composed of two high pressure cylinders, one containing fuel and the other containing an oxidizer, which produce a flame with a tip the size of a pencil point. Microflame sells several kits based upon this basic torch. The kits differ in the number of replacement cylinders, brazing rods and other accessories which they contain.

         The Company's fourth torch, marketed under the name "Dragon," has a unique flame-action lever that operates on isobutane, which, when mixed with ambient air, produces a larger flame than the Company's other torches.

         Microflame's products are used primarily by hobbyists, electronic kit assemblers, creators of jewelry and do-it-yourselfers.

(2)      MARKETING AND DISTRIBUTION.

         The Speed Monitoring Systems Unit markets its speed monitoring systems primarily through five home office salesmen who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

         In 1987, the Company reorganized its Controls Division and created a "Drive Control Systems" unit through which its Micro Speed and SDC-l are marketed. The Company has established a separate marketing process for the Drive Control Systems unit products, which are marketed through manufacturers' representatives, integrators, and in-house application personnel.

         The AutoData Systems division markets its products primarily through two home office salesmen who deal directly with customers, and a number of non-exclusive distributors located throughout the United States, Canada, Europe and Asia.

         Microflame's products are sold both directly by the Company and through manufacturers' representatives. Direct sales are made both domestically and internationally to selected house accounts. The house accounts consist of large accounts and miscellaneous accounts which do not fit into the general categories of hobby, hardware and electronics. Examples of miscellaneous accounts are catalog and mail order houses, premium and incentive gift outlets, government and industrial users, and dental and optical users. There are also a few dealers and consumers with whom the Company deals directly because they are located in pockets of the country not served by existing sales outlets.

         The Company uses three manufacturers' representatives in the sale of its Microflame products, each of whom has an exclusive territory within the United States. These representatives collectively have a network of wholesale distributors and dealers in the hobby, hardware and electronics fields and are responsible for seeking out additional qualified new distributors.

(3)      STATUS OF NEW PRODUCTS.

         See Item (10) below.

(4)      COMPETITION.

         The potential market for the Company's monitoring products includes a broad range of industrial and commercial businesses. Design, quality, and multiplicity of application, rather than price, are the focus of competition in selling these products. The Company has substantial competition for its production monitoring systems. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are Veeder Root Corp., Newport Elect., Durant Corp., Allen Bradley Corp., and Fenner Mfg. The Company's competitive advantages are that its products are sold as ready-to-install units and that its products have a wide range of applications. The Company's major disadvantages include the fact that its major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

         AutoData competitors are essentially in the same product entry phase of marketing their software products to users and developers. The essential differences are that few competitors have their own technology and some have larger sales volume because they have been in the market longer.

         The market for Microflame gas torches consists primarily of hobbyists, electronic kit assemblers, creators of jewelry and do-it-yourselfers. Competitive products come from foreign sources, but are of a totally different design that projects them as a soldering iron rather than a torch. Large propane torches are sold in the home improvement market by Cooper Tools and Bernz-O-Matic which both have established names and broader product lines than Microflame.

(5)      SOURCES AND AVAILABILITY OF RAW MATERIALS.

         The Controls Division purchases parts and materials for its production monitoring systems from various manufacturers and distributors. In some instances these materials are manufactured in accordance with proprietary designs. Multiple sources of these supplies and materials are readily available, and the Controls Division is not dependent on any single sources for these supplies and materials. The Controls Division has not experienced any problem of short supply or delays from its suppliers. AutoData Systems purchases supplies and materials from various suppliers and is not dependent on any single source for such supplies.

         Except for the small compressed gas cylinders used in Microflame's gas torches, Microflame's parts and materials are purchased from various manufacturers and distributors. There are multiple sources of necessary supplies and materials available to Microflame, and Microflame is not now dependent on any single source for these supplies and materials. Compressed gas cylinders are purchased from three sources, as follows:

            Manufacturing Source                   Percentage
            --------------------                   ----------
            ISI of North America                      15.7%
            Leland Industries (U.K.)                   3.5%
            Nippon Tansan Gas Company,                80.8%
              Ltd. (Japan)


The loss of any of these sources or significant delays in delivery from any of these sources could result in serious shortages which would have a material adverse effect on Microflame's business. However, the Company has not yet experienced any shortage or delay in shipment from any of these suppliers. The cylinders are shipped in compliance with applicable D.O.T. regulations for gas containers.

(6)      CUSTOMER DEPENDENCE.

         The Company is not dependent upon a single customer or a few customers for a material portion of sales of any of its products.

(7)      PATENTS AND TRADEMARKS.

         The Company holds no patents, concessions, licenses or franchises that relate to its production monitoring systems; however, AutoData has obtained two patents related to recognition technology.

         The names "Microflame," "Electro-Sensors" and "Auto Data" are trademarks registered with the U.S. Patent and Trademark Office, respectively as Reg. No. 809916, Reg. No. 1,142,310 and Reg. No. 1,874,543. The Company believes its trademarks have been and will be useful in developing and protecting market recognition for its products.

         PPT Vision, Inc. has granted the Company an exclusive license which allows the Company to incorporate a patented neural network algorithm in its products. The initial use of this algorithm will be in the Company's automated computer entry group under the name "AutoData Systems."

(8)      GOVERNMENT APPROVALS.

         The Company is not required to obtain governmental approval of its products.

(9)      EFFECT OF GOVERNMENTAL REGULATIONS.

         The Company does not believe that any existing or proposed governmental regulations will have a material effect on its business.

(10)     RESEARCH AND DEVELOPMENT.

         The Company has spent the following amounts on research and development during the past two fiscal years:

                       1995:   $621,763
                       1994:   $658,945

All these expenditures were incurred by the Company's Controls Division. The Company is currently conducting very limited research and development with respect to certain products sold by its Microflame subsidiary. The Company has conducted a very limited amount of customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. A portion of the Company's development project was undertaken based upon the identified specific needs of the Company's customer base.

         During fiscal 1995 the Company has continued to fund the AutoData Systems. The goal of this project is to create a software based system that enables a computer to read hand printed characters. In January 1992, the Company acquired an exclusive license from PPT Vision, Inc. (PPT) which offers the Company protection of the algorithm necessary for the reading technology.

         In the process of developing the reading software, the Company has refined its vision of the initial product. The Company's goal is to develop a technology that provides a data entry method that saves time, strain and money compared to the current method of keystroke data entry. The product produced by the Company will enter the hand printed information on forms into a data base faster and more accurately than could be typed in by data entry personnel.

         Larry Werth, former president of PPT, has been hired as a Research Scientist charged with finalizing the software.

(11)     ENVIRONMENTAL COMPLIANCE.

         Compliance with federal, state and local environmental provisions has only nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on the competitive position of the Company.

(12)     EMPLOYEES.

         As of March 1, 1996, the Company had 46 employees, 4 of whom are engaged by its Microflame subsidiary and 42 of whom are engaged in work for its Controls Division.

                              CAUTIONARY STATEMENTS

         As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company:

         UNCERTAINTY OF MARKET ACCEPTANCE OF NEW DIVISION. The Company's AutoData Systems division is in an early stage of development. There can be no assurance that Company will be able to successfully market the products offered by the AutoData Systems division. The ability of the Company to achieve acceptable growth will be highly dependent on market acceptance of these products.

         FLUCTUATIONS IN OPERATING RESULTS. The Company's Drive Control Systems division has experienced an increase in sales; however, the Company's Speed Monitoring division and the Company's subsidiary, Microflame, Inc., have experienced sales declines. Sales by the Drive Control Systems division has been, and is expected to continue to be, subject to quarterly fluctuations due to large system orders. There can be no assurance that the Drive Control Systems division sales will continue to increase or that sales by the Speed Monitoring division or Microflame, Inc. will improve.

         Further, investments by the Company's subsidiary, ESI Investment Co., are subject to significant positive and negative changes in value. In particular, a significant investment by ESI Investment Co. in PPT Vision has experienced substantial value fluctuations, which are expected to continue. The Company's current intention is to gradually liquidate its investment securities to finance expansion of its operating activities. As a result of the foregoing factors, the Company believes that its results of operations will continue to fluctuate from period to period. Therefore, there can be no assurance that the Company's earnings growth will equal that of prior years.

         COMPETITION. The Company's operating activities are subject to intense competition. There can be no assurance that the Company will be able to effectively compete within its existing markets or the new market it is entering through its AutoData Systems division. Further, there can be no assurance that others will not enter these markets. Competition in these markets is based primarily on price, which subjects the Company to increasing pressures to make price adjustments to remain competitive. Such price adjustments, if any, may have an adverse impact on the Company's results of operations if not offset by an increase in revenues or a reduction in expenses. Many of the Company's competitors are large, well-established companies.

         NEW PRODUCT DEVELOPMENT. The Company's future success is dependent in part on its ability to develop new products. Difficulties or delays in the Company's ability to develop, produce, test and market new products would have a material adverse effect on future sales growth.

         DEPENDENCE ON SUPPLIERS. The Company currently purchases, and will in the future purchase, parts and components from vendors. While the Company attempts to have more than a single source of supply for each part and component, it is possible from time to time that the Company will have only one supplier for any single part or component. Should a supplier be unwilling or unable to supply any such part or component in a timely manner, the Company's business could be materially adversely affected.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's Controls Division owns and occupies a 25,000 square foot facility at 6111 Blue Circle Drive, MinnetonKa, Minnesota 55343.

         Microflame occupies a building of 5,576 square feet located at 14873 DeVeau Place, Minnetonka, Minnesota 55345. This building is used for management, sales and production. The building is leased for a period ending July 31, 1997.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1995.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Section entitled "Price Range of Common Stock" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference. Although there were 229 shareholders of record as of March 12, 1996, the Company has approximately 637 beneficial shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements and notes contained in the 1995 Annual Report to Shareholders and the Section entitled "Quarterly Financial Summary (Unaudited)" are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

         Name                          Age        Office
         ----                          ---        ------
         James P. Slattery             63         Chairman of the Board of
                                                  Directors, President,
                                                  Director of Marketing

         Peter R. Peterson             62         Secretary and Director

         Mark D. Laumann               41         Treasurer and Director


         Mr. Slattery has been the President and Director of Marketing of the Company since 1968 and became Chairman of the Board of Directors in January 1989.

         Mr. Peterson has served as Secretary of the Company since 1969 and served as Chairman of the Board until January 1989. Mr. Peterson is also a director of PPT, Vision, Inc.

         Mr. Laumann has been employed by the Company in various accounting capacities since 1975, serving as Controller from March 1981 to January 1994, when he was elected Treasurer and a Director.

         The executive officers of the Company are elected each year by the Board of Directors at its first meeting or by written action following the annual meeting of shareholders to serve during the following year or until their successors are elected and qualified.

Other Significant Employee

         Richard Kurzeka, Microflame Manager, 47, started employment with Electro-Sensors, Inc. in 1978, as manager of production control. He proceeded to Operations Manager of the Controls Division, which involved responsibilities in administration, purchasing, production and inventory control, sales, quality control and manufacturing. In February 1981, Mr. Kurzeka was transferred to Microflame. He presently is the Vice President and a Director of Microflame.

         The information required by Item 9 relating to directors is incorporated herein by reference to the section entitled "Election of Directors" which appears in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 1995.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ELECTRO-SENSORS, INC.
                                              ("Registrant")

Dated: March 26, 1996                         By:  /s/ James P. Slattery
                                                   James P. Slattery,
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints JAMES P. SLATTERY and PETER R. PETERSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                                 Title                       Date
---------                                 -----                       ----

 /s/ James P. Slattery           Chairman, President, and         March 26, 1996
James P. Slattery                Director (Chief Executive
                                 Officer)

 /s/ Mark D. Laumann             Treasurer and Director           March 26, 1996
Mark D. Laumann                  (Chief Financial and
                                 Accounting Officer)


 /s/ Peter R. Peterson           Director and Secretary           March 26, 1996
Peter R. Peterson


 /s/ John S. Strom               Director                         March 26, 1996
John S. Strom


 /s/ Joseph A. Marino            Director                         March 26, 1996
Joseph A. Marino




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year
ended December 31, 1995                             Commission File No.:  0-9587


                              ELECTRO-SENSORS, INC.

Exhibit

3.1 Registrant's Restated Articles of Incorporation, as amended--incorporated by reference to Exhibit 3.1 to the Company's 1991 Form 10-K*

3.2      Registrant's By-Laws, as amended--incorporated by reference to Exhibit
         3.2 to the Company's 1988 Form 10-K*

10.1 Lease between Microflame, Inc. and Minnetonka Business Associates dated December 15, 1988, with respect to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to Exhibit 10.2 to the Company's 1988 Form 10-K*

10.2 Agreement to Extend Lease, dated May 25, 1994, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to
         Exhibit 10.2 to the Company's 1994 Form 10-KSB*

10.3 Agreement to Extend Lease, dated June 12, 1995, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota

10.4** Electro-Sensors, Inc. 1987 Stock Option Plan--incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1987 for the Company's 1987 Annual Meeting of Shareholders*

10.5** Employment Agreement dated December 10, 1980, between Electro-Sensors, Inc. and James P. Slattery--incorporated by reference to Exhibit 10.5 to the Company's 1990 Form 10-K*

11       Statement Regarding Computation of Per Share Earnings

13 Portions of 1995 Annual Report to Shareholders that are incorporated in this Form 10-KSB by reference

21       Subsidiaries of Registrant:

         Name                              State of Incorporation
         ----                              ----------------------
         Microflame, Inc.                         Minnesota
         ESI Investment Co.                       Minnesota
         Senstar Corporation                      Minnesota

23       Consent of Independent Certified Public Accountants

24       Power of Attorney from certain Directors and Officers (See Signature
         Page)

27       Financial Data Schedule


----------------
* Incorporated by reference to a previously filed report or document--SEC File No. 0-9587

** Management contract or compensatory plan or arrangement