Form 10QSB
period 1996-03-31
ELECTRO SENSORS INC
filed 1996-05-13
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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
Yes   X     No


Shares of $.10 par value common stock outstanding at     April 24,
1996:   1,940,270

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
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    1996        1995

SALES                                         $1,575,421      $1,543,451
- -----

COST OF SALES                                    680,499         649,419
- -------------                                   ---------       ---------

GROSS MARGIN                                     894,922         894,032
- ------------                                    ---------       ---------

OPERATING EXPENSES:
  Selling                                        324,940         355,299
  Administrative                                 219,620         218,457
  Research and development                       178,882         164,557
                                                ---------       ---------

TOTAL OPERATING EXPENSES                         723,442         738,313
- ------------------------                       ---------        ---------

INCOME FROM OPERATIONS                           171,480         155,719
- ----------------------                          ---------       ---------

OTHER INCOME (EXPENSE):
  Gain on sale of
   investment securities                          35,852           2,187
  Interest income                                 27,477          42,085
  Other                                          (37,461)        (38,005)
                                                ---------        ---------

TOTAL OTHER INCOME                                25,868           6,267
- ------------------                              ---------        ---------

INCOME BEFORE INCOME TAXES                       197,348         161,986
- --------------------------

PROVISION FOR INCOME TAXES                        81,400          59,200
- --------------------------                      ---------        ---------

NET INCOME                                    $  115,948      $  102,786
- ----------                                      =========       =========


(Continued)

                                                    Three Months Ended
                                                        March 31,
                                                     1996       1995

WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

  PRIMARY                                       1,966,582     1,906,027
  -------                                       =========     =========

  ASSUMED FULLY DILUTED                         1,966,582     1,906,027
  ---------------------                         =========     =========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  PRIMARY                                          $.06           $.05
  -------                                           ===            ===

  ASSUMED FULLY DILUTED                            $.06           $.05
  ---------------------                             ===            ===




                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  March 31,     December 31,
                                                    1996            1995
      ASSETS

CURRENT ASSETS
  Cash                                          $2,318,040      $3,273,873
  Investment in available-for-sale securities    6,741,759       6,330,262
  Trade receivables, less allowance
    for doubtful accounts of $25,200
    and $21,500, respectively                      867,200         791,445
  Inventories                                      778,455         788,282
  Prepaid expenses                                  86,769          80,182
  Deferred taxes                                    29,100          29,100
                                                 ----------      ----------

TOTAL CURRENT ASSETS                            10,821,323      11,293,144
- --------------------

PROPERTY AND EQUIPMENT, NET                      1,866,056        1,887,648
- ---------------------------                     ----------       ----------

TOTAL ASSETS                                   $12,687,379      $13,180,792
- ------------                                    ==========       ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                 $   546,552       $  586,516
  Accounts payable                                 169,941           98,404
  Accrued expenses                                 170,325          216,692
  Dividends payable                                  -0-            970,135
  Accrued income taxes                              68,998           88,931
                                                 ----------        ---------

TOTAL CURRENT LIABILITIES                          955,816        1,960,678
- -------------------------                        ----------       ---------

DEFERRED INCOME TAXES                            1,892,500        1,754,100
- ---------------------                           ----------        ---------

SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;
   Authorized 10,000,000 shares; issued
    1,940,270 and 1,940,270
    shares, respectively                           194,027          194,027
  Additional paid-in capital                       609,785          584,236
  Retained earnings                              5,816,468        5,758,728
  Unrealized holding gain on investment
    securities, net                              3,282,835        3,035,733
  Unearned ESOP shares                               -0-            (41,951)
  Notes receivable                                 (64,052)         (64,759)
                                                 ----------         ---------

    Total shareholders' equity                   9,839,063        9,466,014
                                                ----------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $12,687,379       $13,180,792
- ------------------------------------------      ==========        ==========


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES
                        Consolidated Cash Flow Statements
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     1996            1995
                                                 ------------      --------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                    $1,494,416      $1,659,897
  Cash paid to suppliers and employees            (1,351,957)     (1,499,428)
  Interest received                                   27,477          42,085
  Income taxes paid                                 (101,333)           (903)
                                                    ---------       ---------
    Net cash provided by operating activities         68,603         201,651
                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in available-for-sale securities:
    Sales                                             41,107          15,771
    Purchases                                        (31,250)        (43,500)
  Purchase of equipment                               (8,644)        (11,662)
  Repayments of notes receivable                         707           5,340
  Net repayment from Employee Stock
    Ownership Trust                                   41,951          12,781
                                                    ---------       ---------
      Net cash (used in) investing activities         43,871         (21,270)
                                                    ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                  (1,028,343)           -0-
  Payments on short-term borrowings                  (39,964)        (58,870)
    Net cash (used in) financing activities       (1,068,307)        (58,870)
                                                    ---------        ---------
      Increase (decrease) in cash                   (955,833)         121,511
CASH AND CASH EQUIVALENTS
  Beginning                                        3,273,873        2,826,778
                                                   ---------        ---------
  End                                             $2,318,040       $2,948,289
                                                   =========        =========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                         $ 115,948        $ 102,786
Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                     30,236           30,104
    Provision for losses on trade receivables          3,700            6,800
    Employee Stock Ownership Plan shares
      released by plan                                25,549             -0-
    Realized (gain) loss on sale of
      investment securities, net                     (35,852)          (2,187)
    Deferred taxes                                      -0-            (2,100)
    (Increase) decrease in:
      Trade receivables                              (79,455)          118,646
      Inventory                                        9,827           (86,368)
      Prepaid expenses                                (6,587)          (22,770)
      Prepaid income taxes                              -0-             51,754
    Increase (decrease) in:
      Accounts payable                                71,537            20,963
      Accrued expenses                               (46,367)          (24,620)
      Accrued income taxes payable                   (19,933)            8,643
                                                     --------          --------
Net cash provided by operating activities          $  68,603         $ 201,651
                                                     ========         ========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Employee Stock Ownership Plan shares
    released by plan                                  25,549           -0-
  Unrealized gain(loss) on marketable securities   $ 247,102         $ 188,860
                                                    --------          --------
    Total noncash investing and financing          $ 272,651         $ 188,860
                                                    ========          ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Net income increased 12.8% during the first quarter of 1996. The increased earnings resulted primarily from a decrease in selling expense and an increase in gain from sale of investment securities.

Sales for the first quarter of 1996 increased 2.1% to $1,575,421 as compared to $1,543,451 for the first quarter of 1995. The increase in sales was provided by both the Speed Monitoring and Drive Control Systems segments of the Controls Division. Meanwhile, both Microflame and AutoData Systems experienced slower than expected selling activity during the period. AutoData Systems experienced a significant decline in sales during the first quarter of 1996 resulting from the restructuring of its marketing efforts during the second quarter of 1995. AutoData Systems has since developed a vertical market survey package utilizing the character recognition technology in the processing of participant responses. The AutoData Systems survey package was released late during the first quarter 1996.

The company's cost of sales increased as both a percentage of sales and when compared to a year ago. The increased cost during the comparable periods resulted from both a slight change in product mix and increased material cost of semiconductor components utilized by the electronic segments of our business.

Selling and administrative expenses decreased 5% during the first quarter of 1996 as compared to the same period of 1995. The decline in expenses occurred primarily from decreased selling expense which resulted from the restructuring of the AutoData Systems marketing efforts.

Research and development expense increased during the first quarter of 1996 as compared to 1995. The increased expense resulted primarily from an increase in both personnel cost and development prototype expenses during the comparable periods. The company still continues its commitment toward new product development as the key for future sales growth.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months ended March 31, 1996, working capital increased $533,041 to a total of $9,865,507. The increase in marketable securities, which resulted from the reporting of unrealized gains on these holdings, accounted for $385,502 of this change in working capital. Accounts receivable increased and inventory decreased due to the higher volume of sales during the second half of March 1996. Accounts payable increased as a result of additional raw material purchases late during the first quarter. In addition, proceeds from the sales of marketable securities generated $41,107. The company received a loan payment from the ESOP plan of $41,951. The company made dividend payments of $970,135 and $58,208 during the first quarter of 1996. In addition, the company invested both an additional $8,644 in office and manufacturing equipment and $39,964 into the repayment of short-term borrowings. The company also invested $31,250 for the purchase of marketable and investment securities. The company believes it can pay projected capital and operating expenses out of income and current reserves.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          There were no material developments in previously reported legal proceedings.

Item 2.   Changes in Securities

          No changes have been made in any registered securities.

Item 3.   Defaults Upon Senior Securities

          No event constituting a default has occurred respecting any senior security of the Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of shareholders during the period covered by this Form 10-QSB.

Item 5.   Other Information

          As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company: the uncertainty of market acceptance of products of the Company's AutoData Systems Division which is in an early stage of development; fluctuations and declines in operating results of the Company's Drive Control Systems, Speed Monitoring and Microflame Division; fluctuations in the value of the Company's investments, particularly PPT Vision, and sales of such investments; competition, particularly with regard to the pricing of products; the Company's ability to develop new products; and dependence on suppliers. For additional information, please see the Company's Annual Report on Form 10-KSB.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ELECTRO-SENSORS, INC.


                                        /s/ James P. Slattery
Date May 8, 1996                    By James P. Slattery, President


                                    /s/ Mark D. Laumann
                               By  Mark D. Laumann, Treasurer
                                  (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended March 31, 1996




Exhibit No.                                    Description

    27                                   Financial Data Schedule