Form 10QSB
period 1996-06-30
ELECTRO SENSORS INC
filed 1996-08-08
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 1996

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
Yes   X     No


Shares of $.10 par value common stock outstanding at July 31, 1996:   1,940,270

Part I. Financial Information

The interim financial statements included in this form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                  Three Months Ended            Six Months Ended
                                        June 30,                      June 30,
                                1996           1995           1996           1995
                                ----           ----           ----           ----

SALES                        $ 1,469,931    $ 1,600,614    $ 3,045,352    $ 3,144,065

COST OF SALES                    626,865        734,713      1,307,364      1,384,132
                             -----------    -----------    -----------    -----------

GROSS MARGIN                     843,066        865,901      1,737,988      1,759,933
                             -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Selling expense                378,268        328,971        703,208        684,270
  Administrative expense         190,816        190,068        410,436        408,525
  Research and development       183,794        146,961        362,676        311,518
                             -----------    -----------    -----------    -----------

TOTAL OPERATING EXPENSES         752,878        666,000      1,476,320      1,404,313
                             -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS            90,188        199,901        261,668        355,620
                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
   investment securities          95,804        128,992        131,656        131,180
  Interest income                 26,481         39,734         53,958         77,294
  Dividend income                    -0-          3,705            -0-          8,229
  Other                          (37,328)       (39,947)       (74,789)       (77,952)
                             -----------    -----------    -----------    -----------

TOTAL OTHER INCOME                84,957        132,484        110,825        138,751
                             -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES       175,145        332,385        372,493        494,371

PROVISION FOR INCOME TAXES        64,100        118,000        145,500        177,200
                             -----------    -----------    -----------    -----------

NET INCOME                   $   111,045    $   214,385    $   226,993    $   317,171
                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

   PRIMARY                     1,971,631      1,905,193      1,971,078      1,907,193
                             ===========    ===========    ===========    ===========

  ASSUMED FULLY DILUTED        1,975,298      1,905,193      1,975,298      1,907,193
                             ===========    ===========    ===========    ===========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  PRIMARY                    $       .05    $       .11    $       .11    $       .16
                             ===========    ===========    ===========    ===========

  ASSUMED FULLY DILUTED      $       .05    $       .11    $       .11    $       .16
                             ===========    ===========    ===========    ===========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               June 30,        December 31,
                                                                 1996             1995
      ASSETS

CURRENT ASSETS
  Cash                                                       $  2,327,147    $  3,273,873
  Investment in available-for-sale securities                   7,475,196       6,330,262
  Trade receivables, less allowance
    for doubtful accounts of $29,100
    and $21,500, respectively                                     799,854         791,445
  Inventories                                                     853,398         788,282
  Prepaid expenses                                                 63,970          80,182
  Prepaid income taxes                                             16,802             -0-
  Deferred taxes                                                   29,100          29,100
                                                             ------------    ------------

TOTAL CURRENT ASSETS                                           11,565,467      11,293,144

PROPERTY AND EQUIPMENT, NET                                     1,853,263       1,887,648
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 13,418,730    $ 13,180,792
                                                             ============    ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                               $    505,616    $    586,516
  Accounts payable                                                194,341          98,404
  Accrued expenses                                                197,230         216,692
  Dividends payable                                                   -0-         970,135
  Accrued income taxes                                                -0-          88,931
                                                             ------------    ------------

TOTAL CURRENT LIABILITIES                                         897,187       1,960,678
                                                             ------------    ------------

DEFERRED INCOME TAXES                                           2,112,900       1,754,100
                                                             ------------    ------------

SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;
    Authorized 10,000,000 shares; issued
    1,940,270 and 1,940,270
    shares, respectively                                          194,027         194,027
  Additional paid-in capital                                      609,785         584,236
  Retained earnings                                             5,869,305       5,758,728
  Unrealized holding gain on investment
    securities, net                                             3,798,871       3,035,733
  Unearned ESOP shares                                                -0-         (41,951)
  Notes receivable                                                (63,345)        (64,759)
                                                             ------------    ------------

    Total shareholders' equity                                 10,408,643       9,466,014
                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 13,418,730    $ 13,180,792
                                                             ============    ============

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                Six Months Ended
                                                                      June 30,
                                                           1996                    1995
                                                        ------------             --------

CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                           $3,026,443              $3,086,564
  Cash paid to suppliers and employees                   (2,732,813)             (2,832,523)
  Interest received                                          53,958                  77,294
  Dividend income                                               -0-                   8,229
  Income taxes paid                                        (251,233)                (71,557)
                                                          ---------               ---------
    Net cash provided by operating activities                96,355                 268,007
                                                          ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in available-for-sale securities:
    Sales                                                   139,910                 145,364
    Purchases                                               (31,250)                (43,500)
  Purchase of equipment                                     (27,655)                (22,103)
  Repayments of notes receivable                              1,414                   6,679
  Net advances to Employee Stock
    Ownership Trust                                          41,951                  12,781
                                                          ---------               ---------
      Net cash (used in) investing activities               124,370                  99,221
                                                          ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                         (1,086,551)               (189,850)
  Payments on short-term borrowings                         (80,900)               (108,870)
  Proceeds from exercise of stock options                       -0-                   7,125
                                                          ---------               ---------
    Net cash (used in) financing activities              (1,167,451)               (291,595)
                                                          ---------               ---------
      Increase (decrease) in cash                          (946,726)                 75,633
CASH AND CASH EQUIVALENTS
  Beginning                                               3,273,873               2,826,778
                                                          ---------               ---------
  End                                                    $2,327,147              $2,902,411
                                                          =========               =========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $ 226,993               $ 317,171
Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                            62,040                  61,382
    Provision for losses on trade receivables                10,500                  14,250
    Employee stock ownership plan shares                     25,549                     -0-
    Realized (gain) loss on sale of marketable
      securities                                           (131,656)               (131,180)
    Deferred taxes                                              -0-                  (5,900)
    (Increase) decrease in:
      Trade receivables                                     (18,909)                (57,501)
      Inventory                                             (65,116)                (68,727)
      Prepaid expenses                                       16,212                  23,741
      Prepaid income taxes                                  (16,802)                 51,754
    Increase (decrease) in:
      Accounts payable                                       95,937                  10,728
      Accrued expenses                                      (19,462)                 (7,500)
      Accrued income taxes payable                          (88,931)                 59,789
                                                            -------                 -------
Net cash provided by operating activities                 $  96,355               $ 268,007
                                                            =======                 =======

NONCASH INVESTING AND FINANCING ACTIVITIES
  Employee stock ownership plan shares
    released by plan                                         25,549                     -0-
  Unrealized gain(loss) on marketable securities           $763,138                $401,821
                                                            -------                 -------
    Total noncash investing and financing                  $788,687                $401,821
                                                            =======                 =======


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The company's sales decreased by 8.2% and 3.4%, respectively during the second quarter and first six months of 1996 when compared to the same periods of 1995. The decline in second quarter sales occurred in both the Drive Control Systems division and the company's wholly-owned subsidiary, Microflame, Inc. Meanwhile, the Speed Monitoring division and the AutoData Systems division remained relatively unchanged during the second quarter of 1996 as compared to the same period of a year ago.

The company's Speed Monitoring and Drive Control Systems divisions have experienced increased single unit/replacement orders throughout the year. However, the larger re-industrialization sales orders experienced in 1995 have slowed significantly as plant expansions are being postponed into the latter half of 1996 or the following year. AutoData Systems sales have improved significantly in May and June of 1996 resulting from the release of an automated survey software package for the medical industry. The survey software package utilizes our optical mark recognition technology to automate the data entry processing of responding participant questionnaires. The survey package is receiving positive acceptance by its new users.

The company's wholly-owned subsidiary, Microflame, Inc., has experienced a 23.4% decrease in sales during the first six months of 1996. The decline in sales reflect a substantial decrease in sales to Microflame's largest customer (Radio Shack) which compares to a substantial sales increase in the first six months of 1995. The substantial change in sales volume reflects both a lessening demand and weak consumer marketplace for Microflame's gas torch products.

Cost of sales decreased both as a percentage of sales and when compared to a year ago. The decreased costs resulted primarily from the decreased sales of Microflame products, which have a lower profit margin. In addition, the Controls division experienced cost savings due to both lower manufacturing and material costs during the second quarter of 1996.

Operating expenses increased during the second quarter of 1996. The increased expense occurred primarily in the marketing and engineering areas of the Controls Division. These increased expenses were concentrated in the product promotion and product development areas as the company continues its commitment toward future sales growth.

Net income declined significantly in the second quarter of 1996. The decreased net income resulted primarily from the decline in sales combined with increased marketing and engineering expenses. In addition, interest income declined during the first six months of 1996. The funds which had generated the additional interest income in 1995 were used for the special dividend paid in January of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months ended June 30, 1995, working capital increased $1,335,814 to a total of $10,668,280. The increase in marketable securities which resulted from the reporting of unrealized gains on these holdings accounted for $1,121,939 of this change in working capital. Both inventory and accounts payable increased as a result of increased sales activity in the Speed Monitoring unit. Accounts receivable increased due to timing differences. In addition, proceeds from the sale of marketable securities generated $139,910. The company received a loan payment from the ESOP plan of $41,951. The company made dividend payments of $970,135, $58,208 and $58,208 during the first six months of 1996. In addition, the company invested both an additional $27,655 in office and manufacturing equipment and $80,900 into the repayment of short-term borrowings. The company also invested $31,250 for the purchase of marketable and investment securities. The company believes it can pay projected capital and operating expenses out of income and current reserves.

                                OTHER INFORMATION

PART II

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

            a) The Annual Meeting of Shareholders was held April 25, 1996.

            b) Election of Directors as Follows:

                Peter R. Peterson  1,802,278 For    4,050 Withheld Authority
                                   ---------       ------
                James P. Slattery  1,801,978 For    4,350 Withheld Authority
                                   ---------       ------
                Mark D. Laumann    1,801,978 For    4,350 Withheld Authority
                                   ---------       ------
                John S. Strom      1,801,978 For    4,350 Withheld Authority
                                   ---------       ------
                Joseph A. Marino   1,801,978 For    4,350 Withheld Authority
                                   ---------       ------

            c) Approval of the Electro-Sensors, Inc. 1996 Employee Stock
               Purchase Plan.

                 1,489,944 For    5,100  Against    1,985  Abstain

            d) Approval of Schweitzer Rubin Karon & Bremer as independent
               Auditors.

                 1,806,328 For     -0-   Against     -0-   Abstain

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                 ELECTRO-SENSORS, INC.



Date   August 5, 1996        By   /s/ JAMES P. SLATTERY
                                  James P. Slattery, President


Date   August 5, 1996        By   /s/ MARK D. LAUMANN
                                  Mark D. Laumann, Treasurer
                                  (principal financial officer)

                                 Exhibit Index

               Exhibit No.         Description

                   27              Financial Data Schedule