Form 10QSB
period 1996-09-30
ELECTRO SENSORS INC
filed 1996-11-06
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   September 30, 1996

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
Yes   X     No


Shares of $.10 par value common stock outstanding at:   November 1,
1996:   1,942,282

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

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                 Three Months ended        Nine Months Ended
                                    September 30,            September 30,
                                   1996       1995          1996       1995
SALES                          $1,508,733   $1,733,628   $4,554,085  $4,877,693

COST OF SALES                     642,490      711,905    1,949,854   2,088,557
                                ---------    ---------    ---------   ---------
GROSS MARGIN                      866,243    1,021,723    2,604,231   2,789,136
                                ---------    ---------    ---------   ---------

OPERATING EXPENSES:
  Selling expense                 328,431      261,284    1,031,639     942,791
  Administrative expense          192,574      196,338      603,010     603,261
  Research and development        168,601      151,566      531,277     460,234
                                ---------    ---------    ---------   ---------
TOTAL OPERATING EXPENSES          689,606      609,188    2,165,926   2,006,286
                                ---------    ---------    ---------   ---------
INCOME FROM OPERATIONS            176,637      412,535      438,305     782,850
                                ---------    ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
   investment securities           71,457       25,393      203,113     156,573
  Interest income                  28,444       38,818       82,402     116,112
  Dividend income                     -0-           42          -0-       8,271
  Other                           (36,210)     (11,782)    (110,999)   (104,429)
                                ---------    ---------    ---------   ---------
TOTAL OTHER INCOME                 63,691       52,471      174,516     176,527
                                ---------    ---------    ---------   ---------
INCOME BEFORE INCOME TAXES        240,328      465,006      612,821     959,377

PROVISION FOR INCOME TAXES         77,000      169,400      222,500     346,600
                                ---------    ---------    ---------   ---------
NET INCOME                     $  163,328   $  295,606   $  390,321  $  612,777
                                =========    =========    =========   =========
WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

  PRIMARY                       1,964,465    1,919,705    1,969,370   1,912,709
                                =========    =========    =========   =========
  ASSUMED FULLY DILUTED         1,964,465    1,954,932    1,969,370   1,954,932
                                =========    =========    =========   =========
EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  PRIMARY                            $.09         $.16         $.20        $.32
                                      ===          ===          ===         ===
  ASSUMED FULLY DILUTED              $.09         $.15         $.20        $.31
                                      ===          ===          ===         ===

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        September 30,     December 31,
    ASSETS                                                                                  1996              1995
    ------                                                                            --------------      ------------
CURRENT ASSETS
  Cash                                                                                   $ 2,385,608       $ 3,273,873
  Investment in available-for-sale securities                                              5,996,738         6,330,262
  Trade receivables, less allowance
    for doubtful accounts of $34,500
    and $21,500, respectively                                                                765,266           791,445
  Inventories                                                                                889,490           788,282
  Prepaid expenses                                                                           100,254            80,182
  Prepaid Income taxes                                                                        17,302               -0-
  Deferred taxes                                                                              29,100            29,100
                                                                                          ----------        ----------
TOTAL CURRENT ASSETS                                                                      10,183,758        11,293,144

PROPERTY AND EQUIPMENT, NET                                                                1,838,325         1,887,648
                                                                                          ----------        ----------
TOTAL ASSETS                                                                             $12,022,083       $13,180,792
                                                                                          ==========        ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                                           $   481,042       $   586,516
  Accounts payable                                                                           162,936            98,404
  Accrued expenses                                                                           216,400           216,692
  Dividends payable                                                                              -0-           970,135
  Accrued income taxes                                                                           -0-            88,931
                                                                                          ----------        ----------
TOTAL CURRENT LIABILITIES                                                                    860,378         1,960,678
                                                                                          ----------        ----------
DEFERRED INCOME TAXES                                                                      1,592,900         1,754,100
                                                                                          ----------        ----------
SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;  Authorized 10,000,000 shares; issued
    1,942,282 and 1,940,270
    shares, respectively                                                                     194,228           194,027
  Additional paid-in capital                                                                 618,136           584,236
  Retained earnings                                                                        5,974,364         5,758,728
  Unrealized holding gain on investment
    securities, net                                                                        2,845,214         3,035,733
  Unearned ESOP shares                                                                           -0-           (41,951)
  Notes receivable                                                                           (63,137)          (64,759)
                                                                                          ----------        ----------
    Total shareholders' equity                                                             9,568,805         9,466,014
                                                                                          ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $12,022,083       $13,180,792
                                                                                          ==========        ==========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                      1996              1995
                                                    -------           -------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                    $4,564,514         $4,606,979
  Cash paid to suppliers and employees            (4,173,172)        (4,220,569)
  Interest received                                   82,402            116,112
  Dividend income                                        -0-              8,271
  Income taxes paid                                 (328,733)          (124,810)
                                                  ----------         ----------
    Net cash provided by operating activities        145,011            385,983
                                                  ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in available-for-sale activities:
    Sales                                            216,168            174,756
    Purchases                                        (31,250)          (143,500)
  Purchase of property and equipment                 (45,574)           (30,897)
  Notes receivable                                     1,622             (1,933)
  Net advances to Employee Stock
   Ownership Trust                                    41,951            (29,308)
                                                  ----------         ----------
    Net cash (used in) investing activities          182,917            (30,882)
                                                  ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                  (1,144,820)          (189,850)
  Payments on short-term borrowings                 (105,474)          (171,322)
  Proceeds from employee stock purchase plan          34,101                -0-
  Proceeds from exercise of stock options                -0-             17,813
    Net cash (used in) financing activities       (1,216,193)          (343,359)
                                                  ----------         ----------
      Increase (decrease) in cash                   (888,265)            11,742
CASH AND CASH EQUIVALENTS
  Beginning                                        3,273,873          2,826,778
                                                  ----------         ----------
  End                                            $ 2,385,608        $ 2,838,520
                                                  ==========         ==========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                       $  390,321         $  612,777
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    94,897             92,822
    Provision for losses on trade receivables        15,750             19,500
    Realized (gain) loss on sale of marketable
      securities                                   (203,113)          (156,573)
    Deferred taxes                                      -0-             (3,999)
      (Increase) decrease in:
      Trade receivables                              10,429           (270,714)
      Inventory                                    (101,208)          (117,799)
      Prepaid expenses                              (20,072)            (3,434)
      Prepaid income taxes                          (17,302)            51,754
    Increase (decrease) in:
      Accounts payable                               64,532            (34,841)
      Accrued expenses                                 (292)            22,455
      Accrued income taxes payable                  (88,931)           174,035
                                                  ---------          ---------
Net cash provided by operating activities        $  145,011         $  385,983
                                                  =========          =========
NONCASH INVESTING AND FINANCING ACTIVITIES
  Unrealized gain(loss) on marketable
    securities                                   $ (351,719)        $2,231,521
                                                  ---------          ---------
    Total noncash investing and financing        $ (351,719)        $2,231,521
                                                  =========          =========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Sales for the third quarter and first nine months of 1996 decreased 13% and 6.6%, respectively, when compared to the same periods of 1995. The decline in sales for the first nine months of 1996 occurred in both the Drive Control Systems division and the company's wholly-owned subsidiary, Microflame, Inc. Drive Control Systems achieved record sales during the third quarter of 1995 resulting from the shipment of a $225,000 integrated system and was unable to reach the same comparable sales level in 1996. Meanwhile, the Speed Monitoring division remained relatively unchanged and the AutoData Systems division provided an increase in sales during the third quarter of 1996.

The company's Speed Monitoring and Drive Control Systems divisions have experienced increased single unit/replacement orders throughout the year. However, the larger re-industrialization sales orders experienced in 1995 have slowed significantly as plant expansions and retrofitting projects are being postponed into the last part of 1996 or the following year. AutoData Systems sales have improved during mid 1996 resulting from the release of an automated survey software package for health care providers. Microflame sales improved slightly during the third quarter of 1996, but still reflected a lessening demand and weak consumer marketplace for Microflame gas torch products.

Cost of sales for the first nine months decreased, but remained relatively unchanged as a percentage of sales when compared to the same period of 1995. Cost of sales for the third quarter increased as a percentage of sales when compared to the same period of 1995. This change in cost of sales resulted from the company being able to spread the fixed direct and indirect cost over the increased production provided by Drive Control Systems during the third quarter of 1995.

Operating expenses increased during the third quarter and first nine months of 1996. The increased expense occurred in both the marketing and engineering areas. Marketing expenses increased resulting from the introduction of the AutoData survey software package to health care providers. The increase in research and development expenses occurred as the company continues its commitment toward new product development and increased product enhancements.

Net income declined significantly in the third quarter of 1996. The decreased net income resulted primarily from the decline in sales combined with increased marketing and engineering expenses. In addition, interest income declined during the first nine months of 1996. The funds which had generated the additional interest income in 1995 were used for the special dividend paid in January of 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months ended September 30, 1996, working capital decreased $9,086 to a total of $9,323,380. The decrease in the fair market value of marketable securities resulted from the declined quoted market price of certain securities. This decline in market value along with the payment of the special dividend were the principal reasons for the reduction in working capital. Inventories increased slightly due to slower than anticipated sales in the Controls Division. The company received a loan payment from the ESOP plan of $41,951. In addition, proceeds from the sale of marketable securities and the employee stock purchase plan generated $216,168 and $34,101, respectively, during the first nine months. The company made dividend payments of $970,135, $58,208, $58,208 and $58,269 during the first nine months of 1996. In addition, the company invested both an additional $45,574 for office and manufacturing equipment and $105,474 into the repayment of short-term borrowings. The company also invested $31,250 for the purchase of marketable and investment securities. The company believes it can pay projected capital and operating expenses out of income and current reserves.



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

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to vote of shareholders during the period covered by this Form 10-QSB.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                 ELECTRO-SENSORS, INC.



Date  November 1, 1996       By   /s/ James P. Slattery
                                  James P. Slattery, President


Date  November 1, 1996       By   /s/ Mark D. Laumann
                                  Mark D. Laumann, Treasurer
                                  (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended September 30, 1996

Exhibit No.                                    Description
    27                                   Financial Data Schedule