Form 10KSB
period 1996-12-31
ELECTRO SENSORS INC
filed 1997-03-24
CIK 351789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. __x__ Yes    _____ No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1996 were $6,142,643.

The aggregate market value of the Issuer's Common Stock held by nonaffiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of March 18, 1997, was approximately $2,946,130 (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock, $.10 par value, outstanding on March 18, 1997: 1,944,911

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated into Part II of this Form 10-KSB. Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes ___   No __X__



                                      INDEX


PART I                                                                 Page
                                                                       ----
         Item 1.       Description of Business.........................   1
         Item 2.       Description of Property.........................   9
         Item 3.       Legal Proceedings...............................   9
         Item 4.       Submission of Matters to a
                              Vote of Security Holders.................   9

PART II
         Item 5.       Market for Common Equity and Related
                              Stockholder Matters......................   9
         Item 6.       Management's Discussion and Analysis
                              or Plan of Operation.....................   9
         Item 7.       Financial Statements............................  10
         Item 8.       Changes in and Disagreements with
                              Accountants on Accounting
                              and Financial Disclosure.................  10

PART III
         Item 9.       Directors, Executive Officers, Promoters
                             and Control Persons; Compliance
                             with Section 16(a) of the Exchange Act ...  10
         Item 10.      Executive Compensation .........................  11
         Item 11.      Security Ownership of Certain
                              Beneficial Owners and Management.........  11
         Item 12.      Certain Relationships and Related
                              Transactions.............................  11
         Item 13.      Exhibits and Reports on Form 8-K ...............  11

Signatures.............................................................  12




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                     GENERAL

           Electro-Sensors, Inc. (the "Company"), a Minnesota corporation, is engaged in three distinct business lines: (i) the manufacture and distribution of industrial production monitoring and process control systems through its Controls Division, (ii) the manufacture and distribution of small gas torches and related accessories through its Microflame, Inc. subsidiary, and (iii) the development and distribution of PC-based software for both automated survey processing and hand printed character recognition through its AutoData Systems division.

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

           The Drive Control Systems unit product sales accounted for approximately eighteen percent in 1994, twenty-three percent in 1995, and nineteen percent in 1996. The Company expects to continue to expend resources in 1997 in development and marketing of products for its Drive Control Systems unit.

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

           AutoData Systems became an operating unit in January 1993. The first software package, AutoData PRO(TM), was released in May 1993. This software was designed for the end user. AutoData PRO served as a utility software package designed to process only check mark and hand print information from scanned forms. The software would allow the user to export the data in an ASCII file format. In September 1993, AutoData PRO II was released as an upgrade along with AutoData SDK. AutoData SDK II was designed for Windows developers. The software included the AutoData DLL which developers could embed in their application in order to provide automated data entry from scanned or faxed forms. AutoData Survey was released in the spring of 1996. Survey is a software package which utilizes check mark recognition technology to automate the data entry processing of responding participant questionnaires. AutoData Survey has been directed toward the Healthcare industry.

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

         (3) STATUS OF NEW PRODUCTS.

             See Item (10) below.

         (4) COMPETITION.

           The potential market for the Company's monitoring products includes a broad range of industrial and commercial businesses. Design, quality, and multiplicity of application, rather than price, are the focus of competition in selling these products. The Company has substantial competition for its production monitoring systems. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are Danaher Controls, Red Lion Controls, Dazic Controls, Newport Elect., Durant Corp. and Contrex/Fenner Controls. The Company's competitive advantages are that its products are sold as ready-to-install units and that its products have a wide range of applications. The Company's major disadvantages include the fact that its major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

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

           Except for the small compressed gas cylinders used in Microflame's gas torches, Microflame's parts and materials are purchased from various manufacturers and distributors. There are multiple sources of necessary supplies and materials available to Microflame, and Microflame is not now dependent on any single source for these supplies and materials. Compressed gas cylinders are purchased from two sources, as follows:


                           Manufacturing Source               Percentage
                           --------------------               ----------
                           ISI of North America                 25.2%
                           Nippon Tansan Gas Company,           74.8%
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

         (9) EFFECT OF GOVERNMENTAL REGULATIONS.

           The Company does not believe that any existing or proposed governmental regulations will have a material effect on its business.

         (10) RESEARCH AND DEVELOPMENT.

           The Company has spent the following amounts on research and development during the past two fiscal years:

                            1996:   $706,813
                            1995:   $621,763

All these expenditures were incurred by the Controls Division and AutoData Systems. The Company is currently conducting very limited research and development with respect to certain products sold by its Microflame subsidiary. The Company has conducted a very limited amount of customer sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. A portion of the Company's development project was undertaken based upon the identified specific needs of the Company's customer base.

           During fiscal 1996 the Company has continued to fund the AutoData Systems. The goal of this project is to create a software based system that enables a computer to read hand printed characters. In January 1992, the Company acquired an exclusive license from PPT Vision, Inc. (PPT) which offers the Company protection of the algorithm necessary for the reading technology.

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

         (12) EMPLOYEES.

                  As of March 1, 1997, the Company had 42 employees, 3 of whom are engaged by its Microflame subsidiary and 39 of whom are engaged in work for its Controls Division.

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


ITEM 3. LEGAL PROCEEDINGS

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Section entitled "Price Range of Common Stock" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference. Although there were 217 shareholders of record as of March 12, 1997, the Company has approximately 658 beneficial shareholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

           The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

           The Company's financial statements and notes contained in the 1996 Annual Report to Shareholders and the Section entitled "Quarterly Financial Summary (Unaudited)" are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           The names, ages and positions of the Company's executive officers are as follows:

                  Name                  Age      Office
                  ----                  ---      ------
                  Bradley D. Slye        37      Chairman of the Board of
                                                   Directors and President

                  Peter R. Peterson      63      Secretary and Director

                  Mark D. Laumann        42      Treasurer and Director

           Mr. Slye has been the Chairman of the Board and President of the Company since January 6, 1997, when he was elected to succeed James P. Slattery, the Company's former Chairman and President, who died on December 27, 1996. Mr. Slye has served as a Design Engineer for the Company since 1987 and as Engineering Manager since 1990. He received his BSEE degree from the University of Minnesota in 1983, following which he was employed as an electrical engineer by Micro Component Technology, Inc. in Shoreview, Minnesota prior to joining the Company.

           Mr. Peterson has served as Secretary of the Company since 1973 and served as Chairman of the Board from 1969 to January 1989. Mr. Peterson is also a director of PPT, Vision, Inc.

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

Other Significant Employee

           Richard Kurzeka, Microflame Manager, 48, started employment with Electro-Sensors, Inc. in 1978, as manager of production control. He proceeded to Operations Manager of the Controls Division, which involved responsibilities in administration, purchasing, production and inventory control, sales, quality control and manufacturing. In February 1981, Mr. Kurzeka was transferred to Microflame. He presently is the Vice President and a Director of Microflame.

           The information required by Item 9 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

                  The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.


                                   SIGNATURES

           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ELECTRO-SENSORS, INC.
                                               ("Registrant")

Dated: March  25  , 1997                       By:    /s/ Brad Slye
                                                     ---------------
                                                     Bradley D. Slye,
                                                     President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints BRADLEY D. SLYE and PETER R. PETERSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


                   Signature                               Title                               Date
                   ---------                      -------------------------                ----------------
/s/ Brad Slye                                     Chairman, President and                  March  25 , 1997
-------------------------------------             Director (Chief Executive
Bradley D. Slye                                   Officer)


/s/ Mark D. Laumann                               Treasurer and Director                   March  25 , 1997
--------------------------------                  (Chief Financial and
Mark D. Laumann                                   Accounting Officer)



/s/ Peter R. Peterson                             Director and Secretary                   March  25 , 1997
-----------------------------------
Peter R. Peterson


-----------------------------------               Director                                 March     , 1997
John S. Strom


/s/ Joseph A. Marino                              Director                                 March  25 , 1997
----------------------------------
Joseph A. Marino





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year
ended December 31, 1996                             Commission File No.:  0-9587


                              ---------------------

                              ELECTRO-SENSORS, INC.

                              ---------------------

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

10.3 Agreement to Extend Lease, dated June 12, 1995, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to
         Exhibit 10.3 to the Company's 1995 Form 10-KSB*

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

13 Portions of 1996 Annual Report to Shareholders that are incorporated in this Form 10-KSB by reference

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

27       Financial Data Schedule (filed in electronic format only)

----------------

* Incorporated by reference to a previously filed report or document--SEC File No. 0-9587

**Management contract or compensatory plan or arrangement