Form 10QSB
period 1997-03-31
ELECTRO SENSORS INC
filed 1997-05-13
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1997

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
Yes   X     No


Shares of $.10 par value common stock outstanding at       May 2,
1997:   1,944,911

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

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    1997        1996

SALES                                           $1,668,709    $1,575,421

COST OF SALES                                      704,425       680,499
                                                 ---------     ---------
GROSS MARGIN                                       964,284       894,922
                                                 ---------     ---------
OPERATING EXPENSES:
  Selling                                          340,133       324,940
  Administrative                                   204,988       219,620
  Research and development                         171,092       178,882
                                                 ---------     ---------
TOTAL OPERATING EXPENSES                           716,213       723,442
                                                 ---------     ---------
INCOME FROM OPERATIONS                             248,071       171,480
                                                 ---------     ---------
OTHER INCOME (EXPENSE):
  Gain on sale of
   investment securities                             5,532        35,852
  Interest income                                   29,581        27,477
  Other                                            (44,341)      (37,461)
                                                 ---------     ---------
TOTAL OTHER INCOME                                  (9,228)       25,868
                                                 ---------     ---------
INCOME BEFORE INCOME TAXES                         238,843       197,348

PROVISION FOR INCOME TAXES                          87,500        81,400
                                                 ---------     ---------
NET INCOME                                      $  151,343    $  115,948
                                                 =========     =========

(Continued)

                                                    Three Months Ended
                                                        March 31,
                                                     1997       1996

WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

  PRIMARY                                        1,954,387     1,966,582
                                                 =========     =========
  ASSUMED FULLY DILUTED                          1,954,387     1,966,582
                                                 =========     =========
EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  PRIMARY                                             $.08          $.06
                                                       ===           ===
  ASSUMED FULLY DILUTED                               $.08          $.06
                                                       ===           ===

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                March 31,     December 31,
                                                                  1997            1996
      ASSETS
CURRENT ASSETS
  Cash                                                         $2,727,971      $2,581,588
  Investment in available-for-sale securities                   4,179,695       5,356,210
  Trade receivables, less allowance
    for doubtful accounts of $45,150
    and $18,000, respectively                                     750,752         726,628
  Inventories                                                     802,383         829,428
  Prepaid expenses                                                 82,997          76,018
  Deferred taxes                                                   77,200          77,200
                                                                ---------       ---------
TOTAL CURRENT ASSETS                                            8,620,998       9,647,072

PROPERTY AND EQUIPMENT, NET                                     1,850,047       1,838,270
                                                                ---------       ---------
TOTAL ASSETS                                                  $10,471,045     $11,485,342
                                                               ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                $   378,203     $   421,383
  Accounts payable                                                161,101         115,666
  Accrued expenses                                                303,847         387,594
  Accrued income taxes                                            101,166          14,748
                                                                ---------       ---------
TOTAL CURRENT LIABILITIES                                         944,317         939,391
                                                                ---------       ---------
DEFERRED INCOME TAXES                                             953,400       1,398,900
                                                                ---------       ---------
SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;
  Authorized 10,000,000 shares; issued
    1,944,911 and 1,942,282
    shares, respectively                                          194,491         194,228
  Additional paid-in capital                                      625,135         618,135
  Retained earnings                                             6,081,622       5,988,629
  Unrealized holding gain on investment
    securities, net                                             1,678,421       2,408,385
  Notes receivable                                                 (6,341)        (62,326)
                                                                ---------       ---------
    Total shareholders' equity                                  8,573,328       9,147,051
                                                                ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $10,471,045     $11,485,342
                                                               ==========      ==========


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                       1997                 1996
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                                       $1,616,335           $1,494,416
  Cash paid to suppliers and employees                               (1,423,190)          (1,351,957)
  Interest received                                                      29,581               27,477
  Income taxes paid                                                      (1,082)            (101,333)
                                                                      ---------            ---------
    Net cash provided by operating activities                           221,644               68,603
CASH FLOWS FROM INVESTING ACTIVITIES                                  ---------            ---------
  Investments in available-for-sale securities:
    Sales                                                                 6,583               41,107
    Purchases                                                               -0-              (31,250)
  Purchase of equipment                                                 (43,562)              (8,644)
  Repayments of notes receivable                                         55,985                  707
  Net repayment from Employee Stock
    Ownership Trust                                                         -0-               41,951
                                                                      ---------            ---------
      Net cash (used in) investing activities                            19,006               43,871
CASH FLOWS FROM FINANCING ACTIVITIES                                  ---------            ---------
  Dividends paid                                                        (58,350)          (1,028,343)
  Payments on short-term borrowings                                     (43,180)             (39,964)
  Proceeds from Employee Stock Purchase Plan                              7,263                  -0-
                                                                      ---------            ---------
    Net cash (used in) financing activities                             (94,267)          (1,068,307)
                                                                      ---------            ---------
      Increase (decrease) in cash                                       146,383             (955,833)
CASH AND CASH EQUIVALENTS
  Beginning                                                           2,581,588            3,273,873
                                                                      ---------            ---------
  End                                                                $2,727,971           $2,318,040
                                                                      =========            =========



RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                            $ 151,343            $ 115,948
Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                                        31,785               30,236
    Provision for losses on trade receivables                            28,250                5,250
    Employee Stock Ownership Plan shares
      released by plan                                                      -0-               25,549
    Realized (gain) loss on sale of
      investment securities, net                                         (5,532)             (35,852)
    Deferred taxes                                                          -0-                  -0-
    (Increase) decrease in:
      Trade receivables                                                 (52,374)             (81,005)
      Inventory                                                          27,045                9,827
      Prepaid expenses                                                   (6,979)              (6,587)
    Increase (decrease) in:
      Accounts payable                                                   45,435               71,537
      Accrued expenses                                                  (83,747)             (46,367)
      Accrued income taxes payable                                       86,418              (19,933)
                                                                      ---------            ---------
Net cash provided by operating activities                             $ 221,644            $  68,603
                                                                      =========            =========
NONCASH INVESTING AND FINANCING ACTIVITIES
  Employee Stock Ownership Plan shares
    released by plan                                                        -0-               25,549
  Unrealized gain(loss) on marketable securities                     $1,175,464            $ 247,102
                                                                      ---------            ---------
    Total noncash investing and financing                            $1,175,464            $ 272,651
                                                                      =========            =========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Net income increased 30.5% during the first quarter of 1997. The increased earnings are attributed to the increase in sales activity experienced during the period.

Sales for the first quarter of 1997 increased 5.9% to $1,668,709 as compared to $1,575,421 for the first quarter of 1996. The increase in sales was provided primarily by the AutoData Systems segment. In addition, both the Speed Monitoring Systems and Drive Control Systems segments experienced moderate sales increases while Microflame experienced a sales decrease during the period. The increase in AutoData Systems sales resulted from its development of a vertical market survey package utilizing check mark recognition technology in the processing of participant responses for the Healthcare industry. The AutoData Systems survey package was released late during the first quarter 1996.

The Company's cost of sales increased when compared to a year ago, but decreased as a percentage of sales. The increased cost during the comparable periods resulted from both increased sales volume and a slight increase in material cost of semiconductor components which are utilized by the electronic manufacturing segments of our business.

Selling and administrative expenses remained relatively unchanged during the first quarter of 1997 as compared to the same period of 1996. Decreased personnel costs offset increased marketing expenses associated with the promotion of the AutoData Survey package. Other selling and administrative expenses remained relatively unchanged.

Research and development expense decreased during the first quarter of 1997 as compared to 1996. The decreased expense resulted primarily from decreases in both personnel cost and development expenses during the comparable periods. However, the Company still continues its commitment toward new product development as the key for future sales growth.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months ended March 31, 1997, working capital decreased $1,031,000 to a total of $7,676,681. The decrease in the fair market value of marketable securities resulted from the declined quoted market price of certain securities. This decline in market value is the principal reason for the reduction in working capital. Accounts receivable increased and inventory decreased due to the higher volume of sales during the first quarter of 1997. Accounts payable increased as a result of additional raw material purchases late during the first quarter. In addition, proceeds from the sales of marketable securities and the employee stock purchase plan generated $6,583 and $7,263, respectively, during the first three months. The Company received notes receivable payments of $55,985. The Company made a dividend payment of $58,350 during the first quarter of 1997. In addition, the Company invested an additional $43,562 in office and manufacturing equipment and repaid $43,180 of short-term borrowings. The Company believes it can pay projected capital and operating expenses out of income and current reserves.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ELECTRO-SENSORS, INC.



Date  MAY 7, 1997                By /s/ Bradley D. Slye
                                    Bradley D. Slye, President



                                 By /s/  Mark D. Laumann
                                   Mark D. Laumann, Treasurer
                                  (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended March 31, 1997

Exhibit No.                 Description
    27               Financial Data Schedule (filed in electronic format only)