Form 10QSB
period 1997-06-30
ELECTRO SENSORS INC
filed 1997-08-11
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
Yes X    No


Shares of $.10 par value common stock outstanding at    July 31,
1997:   1,953,362

Part I. Financial Information

The interim financial statements included in this form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                    1997       1996        1997       1996

SALES                           $1,570,126  $1,469,931   $3,238,835  $3,045,352

COST OF SALES                      634,878     626,865    1,339,303   1,307,364
                                 ---------   ---------    ---------   ---------

GROSS MARGIN                       935,248     843,066    1,899,532   1,737,988
                                 ---------   ---------    ---------   ---------

OPERATING EXPENSES:
  Selling expense                  376,190     378,268      716,323     703,208
  Administrative expense           201,630     190,816      406,618     410,436
  Research and development         162,940     183,794      334,032     362,676
                                 ---------   ---------    ---------   ---------

TOTAL OPERATING EXPENSES           740,760     752,878    1,456,973   1,476,320
                                 ---------   ---------    ---------   ---------

INCOME FROM OPERATIONS             194,488      90,188      442,559     261,668
                                 ---------   ---------    ---------   ---------

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
   investment securities               -0-      95,804        5,532     131,656
  Interest income                   29,724      26,481       59,305      53,958
  Dividend income                      -0-         -0-          -0-         -0-
  Other                            (38,067)    (37,328)     (82,408)    (74,789)
                                 ---------   ---------    ---------   ---------

TOTAL OTHER INCOME                  (8,343)     84,957      (17,571)    110,825
                                 ---------   ---------    ---------   ---------

INCOME BEFORE INCOME TAXES         186,145     175,145      424,988     372,493

PROVISION FOR INCOME TAXES          68,100      64,100      155,600     145,500
                                 ---------   ---------    ---------   ---------

NET INCOME                      $  118,045  $  111,045   $  269,388  $  226,993
                                 =========   =========    =========   =========

(Continued)




                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                    1997       1996        1997       1996


WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

   PRIMARY                       1,962,838   1,971,631    1,962,838   1,971,078
                                 =========   =========    =========   =========

  ASSUMED FULLY DILUTED          1,962,838   1,975,298    1,962,838   1,975,298
                                 =========   =========    =========   =========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  PRIMARY                             $.06        $.05         $.14        $.11
                                       ===         ===          ===         ===

  ASSUMED FULLY DILUTED               $.06        $.05         $.14        $.11
                                       ===         ===          ===         ===

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    June 30,     December 31,
                                                      1997            1996
                                                   ----------     -----------
      ASSETS

CURRENT ASSETS
  Cash                                            $ 2,653,037     $ 2,581,588
  Investment in available-for-sale securities       4,242,067       5,356,210
  Trade receivables, less allowance
    for doubtful accounts of $25,300
    and $18,000, respectively                         673,408         726,628
  Inventories                                         906,432         829,428
  Prepaid expenses                                     74,941          76,018
  Deferred taxes                                       77,200          77,200
                                                   ----------       ----------

TOTAL CURRENT ASSETS                                8,627,085        9,647,072

PROPERTY AND EQUIPMENT, NET                         1,817,773        1,838,270
                                                   ----------       ----------

TOTAL ASSETS                                      $10,444,858      $11,485,342
                                                   ==========       ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                    $   333,981       $  421,383
  Accounts payable                                    157,316          115,666
  Accrued expenses                                    281,003          387,594
  Accrued income taxes                                  5,580           14,748
                                                   ----------       ----------
TOTAL CURRENT LIABILITIES                             777,880          939,391
                                                   ----------       ----------

DEFERRED INCOME TAXES                               1,010,500        1,398,900
                                                   ----------       ----------

SHAREHOLDERS' EQUITY:
  Common  stock - par value $.10 per share;
    Authorized  10,000,000  shares;
    issued 1,949,411 and 1,942,282
    shares, respectively                              194,941          194,228
  Additional paid-in capital                          640,435          618,135
  Retained earnings                                 6,141,320        5,988,629
  Unrealized holding gain on investment
    securities, net                                 1,683,693        2,408,385
  Notes receivable                                     (3,911)         (62,326)
                                                   ----------       ----------

    Total shareholders' equity                      8,656,478        9,147,051
                                                   ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $10,444,858      $11,485,342
                                                   ==========       ==========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES


                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                                     1997              1996
                                                  ---------          --------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                   $3,186,235        $3,026,443
  Cash paid to suppliers and employees           (2,849,480)       (2,732,813)
  Interest received                                  59,305            53,958
  Income taxes paid                                (164,768)         (251,233)
                                                  ---------         ---------
    Net cash provided by operating activities       231,292            96,355
                                                  ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in available-for-sale securities:
    Sales                                             6,583           139,910
    Purchases                                           -0-           (31,250)
  Purchase of equipment                             (43,755)          (27,655)
  Repayments of notes receivable                     58,415             1,414
  Net advances to Employee Stock
    Ownership Trust                                     -0-            41,951
                                                  ---------         ---------
      Net cash (used in) investing activities        21,243           124,370
                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                   (116,695)       (1,086,551)
  Payments on short-term borrowings                 (87,402)          (80,900)
  Proceeds from exercise of stock options            15,750               -0-
  Proceeds from Employee Stock Purchase Plan          7,261               -0-
                                                  ---------         ---------
    Net cash (used in) financing activities        (181,086)       (1,167,451)
                                                  ---------         ---------
      Increase (decrease) in cash                    71,449          (946,726)
CASH AND CASH EQUIVALENTS
  Beginning                                       2,581,588         3,273,873
                                                  ---------         ---------
  End                                            $2,653,037        $2,327,147
                                                  =========         =========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                       $  269,388        $  226,993
Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                    64,252            62,040
    Provision for losses on trade receivables        60,000            10,500
    Employee stock ownership plan shares                -0-            25,549
    Realized (gain) loss on sale of marketable
      securities                                     (5,532)         (131,656)
    (Increase) decrease in:
      Trade receivables                              (6,780)          (18,909)
      Inventory                                     (77,004)          (65,116)
      Prepaid expenses                                1,077            16,212
      Prepaid income taxes                              -0-           (16,802)
    Increase (decrease) in:
      Accounts payable                               41,650            95,937
      Accrued expenses                             (106,591)          (19,462)
      Accrued income taxes payable                   (9,168)          (88,931)
                                                   --------           -------
Net cash provided by operating activities         $ 231,292          $ 96,355
                                                   ========           =======
NONCASH INVESTING AND FINANCING ACTIVITIES
  Employee stock ownership plan shares
    released by plan                              $     -0-          $ 25,549
  Unrealized gain(loss) on marketable securities   (724,692)          763,138
                                                   --------           -------
    Total noncash investing and financing         $(724,692)         $788,687
                                                   ========           =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The Company's sales increased by 6.8% and 6.4%, respectively during the second quarter and first six months of 1997 when compared to the same periods of 1996. Increased second quarter sales for both the Speed Monitoring Systems and AutoData Systems divisions offset decreased sales in both the Drive Control Systems division and the Company's wholly-owned subsidiary, Microflame, Inc.

The Company's Speed Monitoring and Drive Control Systems divisions experienced increased and decreased sales growth, respectively during 1997. The increased Speed Monitoring sales have been provided by strong economic growth. Many of our customers have been required to maintain or slightly improve their existing manufacturing equipment to meet increasing production capacities. This has provided an increased demand for our Speed Monitoring products as both replacement and minor improvements. However, the same increased production demands have prevented plants from performing major plant expansion and retrofit projects. This has caused slowed Drive Control Systems sales during the second quarter as a result of our customers being unable to temporarily stop production to install enhancement devices capable of improving overall plant performance.

AutoData Systems sales have improved significantly in 1997. Increasing customer acceptance of the AutoData survey software and increased scanner sales have been attributed with the rising AutoData sales levels throughout 1997. The survey software package utilizes our optical mark recognition technology to automate the data entry processing of responding participant questionnaires. AutoData Systems has experienced positive customer response since the release of its automated survey software in 1996 and continues to concentrate marketing efforts in this area.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 6.1% decrease in sales during the first six months of 1997. The decline in sales reflects a decrease in sales to its largest customer (Radio Shack).

Cost of sales decreased as a percentage of sales but increased when compared to a year ago. The improved margin resulted from a change in product mix due to the increased AutoData sales which contain a higher margin.

Operating expenses decreased slightly during 1997 when compared to the same periods of 1996. Increased marketing expense in the AutoData operating segment was offset by decreased personnel and engineering costs during the year. The increased marketing expenses were concentrated in the product promotion of its automated survey software packages into the general and healthcare markets.

Net income increased 6.3% and 18.7%, respectively during the second quarter and first six months of 1997 as compared to the same periods of 1996. The Company's operating income increased 69.1% during the first six months of 1997 and resulted directly from the increased sales. However, the increase in operating income was partially offset by lower income from the sale of investment securities experienced during 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months ended June 30, 1997, working capital decreased $858,476 to a total of $7,849,205. The decrease in the fair market value of marketable securities resulted from the declined quoted market price of certain securities. This decline in market value is the principal reason for the reduction in working capital. Accounts receivable, inventory and accounts payable increased due to the higher volume of sales during the first six months of 1997. In addition, proceeds from the exercise of stock options and the employee stock purchase plan generated $15,750 and $7,261, respectively, during the first six months. The Company received $5,532 from the sale of marketable securities. The Company also received notes receivable payments of $58,415. The Company made dividend payments of $58,347 and $58,348 during the first six months of 1997. In addition, the Company invested both an additional $43,755 in office and manufacturing equipment and $87,402 into the repayment of short-term borrowings. The Company believes it can pay projected capital and operating expenses out of income and current reserves.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

            a) The Annual Meeting of Shareholders was held April 29, 1997.

            b) Election of Directors as Follows:

                Peter R. Peterson  1,802,665 For   7,550 Withheld Authority
                James P. Slattery  1,802,665 For   7,550 Withheld Authority
                Mark D. Laumann    1,802,665 For   7,550 Withheld Authority
                John S. Strom      1,802,665 For   7,550 Withheld Authority
                Joseph A. Marino   1,802,665 For   7,550 Withheld Authority

            c) Approval of the Electro-Sensors, Inc. 1997 Stock Option Plan.

                 1,181,542 For   37,608 Against   10,250 Abstain
                 ---------       ------           ------

            d) Approval of Schweitzer Rubin Karon & Bremer as independent
               Auditors.

                 1,805,615 For    3,900 Against      700 Abstain
                 ---------        -----           ------

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

  Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 27.  Financial Data Schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                   ELECTRO-SENSORS, INC.



  Date   August 11, 1997        By  /s/ Bradley D. Slye
                                    Bradley D. Slye, President


  Date   August 11, 1997        By  /s/ Mark D. Laumann
                                    Mark D. Laumann, Treasurer
                                    (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended June 30, 1997

Exhibit No.                                    Description
    27                                   Financial Data Schedule