Form 10QSB/A
period 1997-06-30
ELECTRO SENSORS INC
filed 1997-09-02
CIK 351789

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10-QSB/A (No. 1)


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 9934


                  For the quarterly period ended June 30, 1997

                          Commission File Number 0-9587


                              ELECTRO-SENSORS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         MINNESOTA                                          41-0943459
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           (Identification No.)


6111 BLUE CIRCLE DRIVE, MINNETONKA, MINNESOTA                   55343
(Address of Principal Executive Offices)                      (Zip Code)


                                 (612) 930-0100
                (Issuer's telephone number, Including Area Code)



                                 Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
   Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Shares of $.10 par value common stock outstanding at July 31, 1997:   1,953,362

PART II

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

         a)       The Annual Meeting of Shareholders was held April 29, 1997.

         b)       Election of Directors as Follows:

                  Peter R. Peterson 1,802,665 For 7,550 Withheld Authority Bradley D. Slye 1,802,665 For 7,550 Withheld Authority
                  Mark D. Laumann   1,802,665 For      7,550 Withheld Authority
                  John S. Strom     1,802,665 For      7,550 Withheld Authority
                  Joseph A. Marino  1,802,665 For      7,550 Withheld Authority

         c)       Approval of the Electro-Sensors, Inc. 1997 Stock Option Plan.

                  1,181,542 For       37,608 Against         10,250 Abstain

         d) Approval of Schweitzer Rubin Karon & Bremer as independent auditors.

                  1,805,615 For       3,900 Against           700 Abstain

         There were no other matters submitted to a vote of shareholders during the period covered by this Form 10-QSB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ELECTRO-SENSORS, INC.


Date: August 29, 1997                      By /s/ Bradley D. Slye
                                              Bradley D. Slye, President