Form 10QSB
period 1997-09-30
ELECTRO SENSORS INC
filed 1997-11-12
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   September 30, 1997

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
Yes   X     No


Shares of $.10 par value common stock outstanding at   November 4,
1997:   1,958,362

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

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)




                                            Three Months ended            Nine Months Ended
                                               September 30,                September 30,
                                             1997        1996              1997        1996

SALES                                  $1,596,353   $1,508,733       $4,835,188   $4,554,085
-----

COST OF SALES                             658,531      642,490        1,997,834    1,949,854
-------------                           ---------    ---------        ---------    ---------

GROSS MARGIN                              937,822      866,243        2,837,354    2,604,231
------------                            ---------    ---------        ---------    ---------

OPERATING EXPENSES:
  Selling expense                         419,215      328,431        1,135,538    1,031,639
  Administrative expense                  172,419      192,574          579,037      603,010
  Research and development                161,282      168,601          495,314      531,277
                                        ---------    ---------        ---------    ---------

TOTAL OPERATING EXPENSES                  752,916      689,606        2,209,889    2,165,926
------------------------                ---------    ---------        ---------    ---------

INCOME FROM OPERATIONS                    184,906      176,637          627,465      438,305
----------------------                  ---------    ---------        ---------    ---------

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
   investment securities                    4,397       71,457            9,929      203,113
  Interest income                          29,224       28,444           88,529       82,402
  Other                                   (28,272)     (36,210)        (110,680)    (110,999)
                                        ---------    ---------        ---------    ---------

TOTAL OTHER INCOME                          5,349       63,691          (12,222)     174,516
------------------                      ---------    ---------        ---------    ---------

INCOME BEFORE INCOME TAXES                190,255      240,328          615,243      612,821
--------------------------

PROVISION FOR INCOME TAXES                 69,600       77,000          225,200      222,500
--------------------------              ---------    ---------        ---------    ---------

NET INCOME                             $  120,655   $  163,328       $  390,043   $  390,321
----------                              =========    =========        =========    =========



(Continued)



                                            Three Months ended            Nine Months Ended
                                               September 30,                September 30,
                                             1997        1996              1997        1996



WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

  PRIMARY                               1,981,768    1,964,465        1,973,628    1,969,370
  -------                               =========    =========        =========    =========

  ASSUMED FULLY DILUTED                 2,005,474    1,964,465        2,005,474    1,969,370
  ---------------------                 =========    =========        =========    =========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  PRIMARY                                    $.06         $.09             $.20         $.20
  -------                                     ===          ===              ===          ===

  ASSUMED FULLY DILUTED                      $.05         $.09             $.19         $.20
  ---------------------                       ===          ===              ===          ===






                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                            September 30,    December 31,
    ASSETS                                                      1997             1996
    ------                                                  -------------    -----------

CURRENT ASSETS
  Cash                                                        $ 2,687,026    $ 2,581,588
  Investment in available-for-sale securities                   5,803,896      5,356,210
  Trade receivables, less allowance
    for doubtful accounts of $40,000
    and $18,000, respectively                                     696,349        726,628
  Inventories                                                     952,758        829,428
  Prepaid expenses                                                 86,918         76,018
  Prepaid income tax                                                  621            -0-
  Deferred taxes                                                   77,200         77,200
                                                               ----------     ----------

TOTAL CURRENT ASSETS                                           10,304,768      9,647,072
--------------------

PROPERTY AND EQUIPMENT, NET                                     1,812,771      1,838,270
---------------------------                                    ----------     ----------

TOTAL ASSETS                                                  $12,117,539    $11,485,342
------------                                                   ==========     ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                $   329,593     $  421,383
  Accounts payable                                                178,628        115,666
  Accrued expenses                                                274,140        387,594
  Accrued income taxes                                                -0-         14,748
                                                               ----------     ----------

TOTAL CURRENT LIABILITIES                                         782,361        939,391
-------------------------                                      ----------     ----------

DEFERRED INCOME TAXES                                           1,593,800      1,398,900
---------------------                                          ----------     ----------

SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;
    Authorized 10,000,000 shares; issued
    1,958,362 and 1,942,282
    shares, respectively                                          195,836        194,228
  Additional paid-in capital                                      666,704        618,135
  Retained earnings                                             6,204,669      5,988,629
  Unrealized holding gain on investment
    securities, net                                             2,676,471       2,408,385
  Notes receivable                                                 (2,302)        (62,326)
                                                               ----------      ----------

    Total shareholders' equity                                  9,741,378       9,147,051
                                                               ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $12,117,539     $11,485,342
------------------------------------------                     ==========      ==========


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)


                                                       Nine Months Ended
                                                          September 30,
                                                      1997            1996
                                                     ------          ------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                   $4,791,217       $4,564,514
  Cash paid to suppliers and employees           (4,330,940)      (4,173,172)
  Interest received                                  88,529           82,402
  Income taxes paid                                (240,569)        (328,733)
                                                 ----------       ----------
    Net cash provided by operating activities       308,237          145,011
                                                 ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in available-for-sale activities:
    Sales                                            25,229          216,168
    Purchases                                           -0-          (31,250)
  Purchase of property and equipment                (72,436)         (45,574)
  Notes receivable                                   60,024            1,622
  Net advances to Employee Stock
   Ownership Trust                                      -0-           41,951
                                                 ----------       ----------
    Net cash (used in) investing activities          12,817          182,917
                                                 ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                   (175,163)      (1,144,820)
  Payments on short-term borrowings                 (91,790)        (105,474)
  Proceeds from issuance of stock                    51,337           34,101
                                                 ----------       ----------
    Net cash (used in) financing activities        (215,616)      (1,216,193)
                                                 ----------       ----------
      Increase (decrease) in cash                   105,438         (888,265)
CASH AND CASH EQUIVALENTS
  Beginning                                       2,581,588        3,273,873
                                                 ----------       ----------
  End                                           $ 2,687,026      $ 2,385,608
                                                 ==========       ==========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                      $   390,043      $   390,321
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    97,935           94,897
    Provision for losses on trade receivables        74,250           15,750
    Realized (gain) loss on sale of marketable
      securities                                     (9,929)        (203,113)
      (Increase) decrease in:
      Trade receivables                             (43,971)          10,429
      Inventory                                    (123,330)        (101,208)
      Prepaid expenses                              (10,900)         (20,072)
      Prepaid income taxes                             (621)         (17,302)
    Increase (decrease) in:
      Accounts payable                               62,962           64,532
      Accrued expenses                             (113,454)            (292)
      Accrued income taxes payable                  (14,748)         (88,931)
                                                  ---------        ---------
Net cash provided by operating activities        $  308,237       $  145,011
                                                  =========        =========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Tax benefit of stock options exercised         $    1,160       $      -0-
  Unrealized gain(loss) on marketable securities    462,986         (351,719)
                                                  ---------        ---------
    Total noncash investing and financing        $  464,146       $ (351,719)
                                                  =========        =========

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The Company's sales increased by 5.8% and 6.2%, respectively during the third quarter and first nine months of 1997 when compared to the same periods of 1996. Increased third quarter sales were provided primarily by both the Speed Monitoring Systems and AutoData Systems divisions. The Drive Control Systems division continues to experience declining sales to its OEM customers during the third quarter of 1997. Meanwhile, third quarter sales remained relatively unchanged for the Company's wholly-owned subsidiary, Microflame, Inc.

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

AutoData Systems sales have improved significantly in 1997. Increasing customer acceptance of the AutoData survey software and increased scanner sales have been attributed to the rising AutoData sales levels throughout 1997. The survey software package utilizes our optical mark recognition technology to automate the data entry processing of responding participant questionnaires. AutoData Systems has experienced positive customer response since the release of its automated survey software in 1996 and continues to concentrate marketing efforts in this area.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 3.4% decrease in sales during the first nine months of 1997. The decline in sales reflects a decrease in single gas torch sales to its largest customer (Radio Shack).

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

The Company's operating income increased 43.2% during the first nine months of 1997 resulting principally from the increased sales. However, the increase in operating income was partially offset by lower income from the sale of investment securities experienced during 1997 as compared to 1996. This resulted in net income remaining relatively unchanged during the first nine months of 1997 as compared to the same periods of 1996.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months ended September 30, 1997, working capital increased $814,726 to a total of $9,522,407. The increase in the fair market value of marketable securities resulted from the increased quoted market price of certain securities. This increase in market value accounted for $462,986 of this change in working capital. Accounts receivable and inventory increased due to the higher volume of sales during the first nine months of 1997. Accounts payable decreased due to timing differences. In addition, proceeds from the exercise of stock options and the employee stock purchase plan generated $33,160 and $18,177, respectively, during the first nine months. The Company received $25,229 from the sale of marketable securities. The Company also received notes receivable payments of $60,024. The Company made dividend payments of $58,347, $58,348 and $58,468 during the first nine months of 1997. In addition, the Company invested both an additional $72,436 in office and manufacturing equipment and $91,790 into the repayment of short-term borrowings. The Company believes it can pay projected capital and operating expenses out of income and current reserves.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                 ELECTRO-SENSORS, INC.



Date  November 4, 1997       By   /s/ Bradley D. Slye
                                  Bradley D. Slye, President


Date  November 4, 1997       By   /s/ Mark D. Laumann
                                  Mark D. Laumann, Treasurer
                                  (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended September 30, 1997

Exhibit No.                                    Description
    27                                   Financial Data Schedule