Form 10KSB
period 1997-12-31
ELECTRO SENSORS INC
filed 1998-03-31
CIK 351789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
__X__   Yes  ____ No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1997 were $6,440,576.

The aggregate market value of the Issuer's Common Stock held by non-affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of March 18, 1998, was approximately $3,450,000 (based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock, $.10 par value, outstanding on March 18, 1998: 1,964,586

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated into Part II of this Form 10-KSB. Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes ____   No   X

                                      INDEX


PART I                                                                                                  Page
                                                                                                        ----
         Item 1.      Description of Business....................................................         1
         Item 2.      Description of Property....................................................         9
         Item 3.      Legal Proceedings..........................................................         9
         Item 4.      Submission of Matters to a Vote of Security Holders........................         9

PART II
         Item 5.      Market for Common Equity and Related
                             Stockholder Matters.................................................         9
         Item 6.      Management's Discussion and Analysis or
                             Plan of Operation...................................................         9
         Item 7.      Financial Statements.......................................................        10
         Item 8.      Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure.................................        10

PART III
         Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                             Compliance with Section 16(a) of the Exchange Act...................        10
         Item 10.     Executive Compensation.....................................................        11
         Item 11.     Security Ownership of Certain Beneficial Owners
                             and Management......................................................        11
         Item 12.     Certain Relationships and Related Transactions.............................        11
         Item 13.     Exhibits and Reports on Form 8-K...........................................        12

Signatures            ...........................................................................        13


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

                  The Speed Monitoring Systems Unit markets its speed monitoring systems primarily through five home office salespeople who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

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

                  The Drive Control Systems unit product sales accounted for approximately 23% in 1995, 19% in 1996, and 16% in 1997. The Company expects to continue to expend resources in 1997 in development and marketing of products for its Drive Control Systems unit.

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

         (2)      MARKETING AND DISTRIBUTION.

                  The Speed Monitoring Systems Unit markets its speed monitoring systems primarily through five home office salespeople who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

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

                  Manufacturing Source                       Percentage
                  --------------------                       ----------

                  ISI of North America                        20.2%
                  Nippon Tansan Gas Company,                  79.8%
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

                            1997: $637,114
                            1996: $706,813

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

                  During fiscal 1997 the Company has continued to fund the AutoData Systems. The goal of this project is to create a software based system that enables a computer to read hand printed characters. In January 1992, the Company acquired an exclusive license from PPT Vision, Inc. (PPT) which offers the Company protection of the algorithm necessary for the reading technology.

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

         (12)     EMPLOYEES.

                  As of March 1, 1998, the Company had 45 employees, 3 of whom are engaged by its Microflame subsidiary and 42 of whom are engaged in work for its Controls Division.

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

ITEM 2.  DESCRIPTION OF PROPERTY

                  The Company's Controls Division owns and occupies a 25,000 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343.

                  Microflame occupies a building of 5,576 square feet located at 14873 DeVeau Place, Minnetonka, Minnesota 55345. This building is used for management, sales and production. The building is leased for a period ending July 31, 1999.


ITEM 3.           LEGAL PROCEEDINGS

                  None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Section entitled "Price Range of Common Stock" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference. Although there were 199 shareholders of record as of March 12, 1998, the Company has approximately 650 beneficial shareholders.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                  The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.           FINANCIAL STATEMENTS

                  The Company's financial statements and notes contained in the 1997 Annual Report to Shareholders are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT

                  The names, ages and positions of the Company's executive officers are as follows:

                  Name                  Age       Office
                  ----                  ---       ------

                  Bradley D. Slye       38       Chairman of the Board of
                                                      Directors and President

                  Peter R. Peterson     64       Secretary and Director

                  Mark D. Laumann       43       Treasurer and Director

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

Other Significant Employee

                  Richard Kurzeka, Microflame Manager, 49, started employment with Electro-Sensors, Inc. in 1978, as manager of production control. He proceeded to Operations Manager of the Controls Division, which involved responsibilities in administration, purchasing, production and inventory control, sales, quality control and manufacturing. In February 1981, Mr. Kurzeka was transferred to Microflame. He presently is the President and a Director of Microflame.

                  The information required by Item 9 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.


ITEM 10.          EXECUTIVE COMPENSATION

                  The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits. See "Exhibit Index" on page following signatures.

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ELECTRO-SENSORS, INC.
                                      ("Registrant")


Dated: March 27, 1998                 By:      /s/ Bradley D. Slye
                                          ------------------------
                                                Bradley D. Slye,
                                                President

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

     Signature                       Title                            Date

/s/ Bradley D. Slye          Chairman, President and Director     March 27, 1998
---------------------------  (Chief Executive Officer)
Bradley D. Slye

/s/ Mark D. Laumann          Treasurer and Director               March 27, 1998
---------------------------  (Chief Financial and Accounting
Mark D. Laumann              Officer)


/s/ Peter R. Peterson        Director and Secretary               March 27, 1998
---------------------------
Peter R. Peterson

/s/ John S. Strom            Director                             March 27, 1998
---------------------------
John S. Strom

/s/ Joseph A. Marino         Director                             March 27, 1998
---------------------------
Joseph A. Marino

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year
ended December 31, 1997                             Commission File No.:  0-9587

                              ELECTRO-SENSORS, INC.

Exhibit

 3.1 Registrant's Restated Articles of Incorporation, as amended--incorporated by reference to Exhibit 3.1 to the Company's 1991 Form 10-K*

 3.2      Registrant's Bylaws, as amended to date

10.1 Lease between Microflame, Inc. and Minnetonka Business Associates dated December 15, 1988, with respect to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to Exhibit
          10.2 to the Company's 1988 Form 10-K*

10.2 Agreement to Extend Lease, dated May 25, 1994, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to Exhibit 10.2 to the Company's 1994 Form 10-KSB*

10.3 Agreement to Extend Lease, dated June 12, 1995, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to Exhibit 10.3 to the Company's 1995 Form 10-KSB*

10.4 Agreement to Extend Lease, dated June 18, 1997, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota

10.5** Electro-Sensors, Inc. 1987 Stock Option Plan--incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1987 for the Company's 1987 Annual Meeting of Shareholders*

10.6** Electro-Sensors, Inc. 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder


----------------
* Incorporated by reference to a previously filed report or document--SEC File No. 0-9587
**Management contract or compensatory plan or arrangement

11.1      Statement Regarding Computation of Per Share Earnings

11.2 Restated Exhibit 11 for Years ended December 31, 1995 and 1996 and Quarters ended March 31, June 30 and September 30, 1996

11.3 Restated Exhibit 11 for Quarters ended March 31, June 30 and September 30, 1997

13        1997 Annual Report to Shareholders

21        Subsidiaries of Registrant:

                  Name                              State of Incorporation

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