Form 10QSB
period 1998-03-31
ELECTRO SENSORS INC
filed 1998-05-13
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1998

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


Shares of $.10 par value common stock outstanding at  May 2, 1998:   1,969,086

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

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                  1998         1997
                                                  ----         ----

      SALES                                   $1,615,298    $1,668,709

      COST OF SALES                              682,939       704,425
                                               ---------     ---------
      GROSS MARGIN                               932,359       964,284
                                               ---------     ---------
      OPERATING EXPENSES:
        Selling                                  507,040       340,133
        Administrative                           181,344       204,988
        Research and development                 143,732       171,092
                                               ---------     ---------

      TOTAL OPERATING EXPENSES                   832,116       716,213
                                               ---------     ---------
      INCOME FROM OPERATIONS                     100,243       248,071
                                               ---------     ---------
      OTHER INCOME (EXPENSE):
        Gain on sale of
         investment securities                       -0-         5,532
        Interest income                           27,277        29,581
        Other                                    (40,557)      (44,341)
                                               ---------     ---------

      TOTAL OTHER INCOME                         (13,280)       (9,228)
                                               ---------     ---------
      INCOME BEFORE INCOME TAXES                  86,963       238,843

      PROVISION FOR INCOME TAXES                  31,800        87,500
                                               ---------     ---------

      NET INCOME                              $   55,163    $  151,343
                                               =========     =========

      (Continued)

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                  1998         1997
                                                  ----         ----


      WEIGHTED AVERAGE NUMBER
       OF COMMON AND COMMON
        EQUIVALENT SHARES:

        BASIC                                 1,964,586      1,947,839
                                              =========      =========

        DILUTED                               1,980,664      1,954,387
                                              =========      =========

      EARNINGS PER COMMON
       AND COMMON EQUIVALENT
        SHARES:

        BASIC                                      $.03           $.08
                                                    ===            ===

        DILUTED                                    $.03           $.08
                                                    ===            ===

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    March 31,     December 31,
                                                      1998            1997
                                                   ----------     -----------
      ASSETS

  CURRENT ASSETS
    Cash                                           $2,406,090      $2,536,685
    Investment in available-for-sale securities     4,945,656       4,698,710
    Trade receivables, less allowance
      for doubtful accounts of $24,500
      and $18,000, respectively                       756,935         746,049
    Inventories                                       992,959         876,189
    Prepaid expenses                                   85,413          76,921
    Prepaid income taxes                               68,952         100,752
    Deferred taxes                                     51,500          51,500
                                                   ----------      ----------

  TOTAL CURRENT ASSETS                              9,307,505       9,086,806

  PROPERTY AND EQUIPMENT, NET                       1,814,359       1,807,950
                                                   ----------      ----------
  TOTAL ASSETS                                    $11,121,864     $10,894,756
                                                   ==========      ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Note payable                                  $   197,956      $  240,775
    Accounts payable                                  183,177          97,998
    Accrued expense                                   204,919         263,688
                                                   ----------      ----------

  TOTAL CURRENT LIABILITIES                           586,052         602,461
                                                   ----------       ----------
  DEFERRED INCOME TAXES                             1,273,400       1,184,400
                                                   ----------      ----------
  SHAREHOLDERS' EQUITY:
    Common  stock - par value  $.10 per  share;
      Authorized  10,000,000  shares;
      issued 1,964,586 and 1,964,586
      shares, respectively                            196,459         196,459
    Additional paid-in capital                        674,284         674,284
    Retained earnings                               6,211,148       6,214,922
    Unrealized holding gain on investment
      securities, net                               2,181,512       2,023,566
    Notes receivable                                     (991)         (1,336)
                                                   ----------      ----------
      Total shareholders' equity                    9,262,412       9,107,895
                                                   ----------      ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $11,121,864     $10,894,756
                                                   ==========      ==========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  ----------------------
                                                     1998           1997
                                                  ----------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                   $1,599,162       $1,616,335
  Cash paid to suppliers and employees           (1,615,908)      (1,423,190)
  Interest received                                  27,277           29,581
  Income taxes paid                                     -0-           (1,082)
                                                  ---------        ---------
    Net cash provided by operating activities        10,531          221,644
                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of investments in available-for-sale
      securities:                                       -0-            6,583
   Purchase of equipment                            (39,370)         (43,562)
   Repayments of notes receivable                       -0-           55,985
                                                  ---------        ---------
      Net cash (used in) investing activities       (39,370)          19,006
                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                    (58,937)         (58,350)
  Payments on short-term borrowings                 (42,819)         (43,180)
  Proceeds from Employee Stock Purchase Plan            -0-            7,263
                                                  ---------        ---------
    Net cash (used in) financing activities        (101,756)         (94,267)
                                                  ---------        ---------
      Increase (decrease) in cash                  (130,595)         146,383
CASH AND CASH EQUIVALENTS
  Beginning                                       2,536,685        2,581,588
                                                  ---------        ---------
  End                                            $2,406,090       $2,727,971
                                                  =========        =========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                        $  55,163        $ 151,343
Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                    32,961           31,785
    Provision for losses on trade receivables         5,250           28,250
    Realized (gain) loss on sale of
      investment securities, net                        -0-           (5,532)
   (Increase) decrease in:
      Trade receivables                             (16,136)         (52,374)
      Inventory                                    (116,770)          27,045
      Prepaid expenses                               (8,147)          (6,979)
      Prepaid income taxes                           31,800              -0-
    Increase (decrease) in:
      Accounts payable                               85,179           45,435
      Accrued expenses                              (58,769)         (83,747)
      Accrued income taxes payable                      -0-           86,418
                                                   --------         --------
Net cash provided by operating activities         $  10,531        $ 221,644
                                                   ========         ========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Unrealized gain(loss) on marketable securities $  246,946      $(1,175,464)
                                                  ---------       ----------
    Total noncash investing and financing        $  246,946      $(1,175,464)
                                                  =========       ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Sales for the first quarter of 1998 decreased 3.2% to $1,615,298 as compared to $1,668,709 for the first quarter of 1997. The decrease in sales occurred within the Speed Monitoring, Drive Control Systems and Microflame, Inc., segments. Meanwhile, the Company's AutoData Systems segment experienced a strong sales increase during the period. The Drive Control Systems sales decreased 30% during the first quarter due to slowed sales in the large capital equipment area. Microflame also experienced a 25% reduction in sales resulting from inventory reductions by its largest customer, Radio Shack.

The Company's cost of sales decreased when compared to a year ago, but increased slightly as a percentage of sales. The slight increase in percentage of sales resulted from changing product mix in the AutoData Systems segment.

Selling expenses increased substantially during the first quarter of 1998 as compared to the same period of 1997. Increased personnel costs from the formation of an AutoData marketing department and increased advertising expenses in the Speed Monitoring, Drive Control Systems and AutoData Systems segments were the primary reasons for the increased selling expenditures during the period. The Company has been receiving positive responses from its increased marketing efforts in the Speed Monitoring and AutoData Segments, while the Drive Control Systems division has not experienced any noticeable change at this time.

Administrative and research and development expenses decreased during the first quarter of 1998 as compared to 1997. The decrease in administrative expense resulted from a decrease in bad debt expense. The Company had experienced a large write-off in 1997 from a prior year receivable. Research and development expense decreased primarily from decreases in both personnel cost and development expenses during the comparable periods. However, the Company still continues its commitment toward new product development as the key for future sales growth.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months ended March 31, 1997, working capital increased $172,058 to a total of $8,721,453. The increase in the fair market value of marketable securities resulted from an increase in the quoted market price of certain securities. This increase in market value is the principal reason for the increase in working capital. The increased March sales activity resulted in a slight increase in the March 31st accounts receivable balance. Inventory and accounts payable increased as a result of additional inventory purchased for the AutoData Systems segment during the first quarter. The Company made a dividend payment of $58,937 during the first quarter of 1998. In addition, the Company invested an additional $39,370 in office and manufacturing equipment and repaid $42,819 of short-term borrowings. The Company believes it can pay projected capital and operating expenses out of income and current reserves.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ELECTRO-SENSORS, INC.



Date    MAY 7, 1998              By    /s/ BRADLEY D. SLYE
                                   Bradley D. Slye, President



                                 By   /s/  MARK D. LAUMANN
                                   Mark D. Laumann, Treasurer
                                  (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended March 31, 1998



Exhibit No.                                    Description

    27                                   Financial Data Schedule