Form 10QSB
period 1998-06-30
ELECTRO SENSORS INC
filed 1998-08-14
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 1998

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
Yes   X     No


Shares of $.10 par value common stock outstanding at July 31, 1998:   1,971,522

Part I. Financial Information

The interim financial statements included in this form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                June 30,     December 31,
                                                                                                  1998            1997
                                                                                              ----------     -----------
           ASSETS
CURRENT ASSETS
  Cash                                                                                        $ 2,415,437     $ 2,536,685
  Investment in available-for-sale securities                                                   4,592,186       4,698,710
  Trade receivables, less allowance
    for doubtful accounts of $30,600
    and $24,500, respectively                                                                     723,998         746,049
  Inventories                                                                                   1,036,476         876,189
  Prepaid expenses                                                                                 70,225          76,921
  Prepaid income taxes                                                                             29,349         100,752
  Deferred taxes                                                                                   51,500          51,500
                                                                                               ----------      ----------
TOTAL CURRENT ASSETS                                                                            8,919,171       9,086,806

PROPERTY AND EQUIPMENT, NET                                                                     1,799,278       1,807,950
                                                                                               ----------      ----------
TOTAL ASSETS                                                                                  $10,718,449     $10,894,756
                                                                                               ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                                                $   149,720      $  240,775
  Accounts payable                                                                                197,372          97,998
  Accrued expense                                                                                 153,831         263,688
                                                                                               ----------      ----------
TOTAL CURRENT LIABILITIES                                                                         500,923         602,461
                                                                                               ----------      ----------
DEFERRED INCOME TAXES                                                                           1,142,400       1,184,400
                                                                                               ----------      ----------
SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;
  Authorized 10,000,000 shares; issued
    1,971,522 and 1,964,586
    shares, respectively                                                                          197,152         196,459
  Additional paid-in capital                                                                      694,642         674,284
  Retained earnings                                                                             6,224,937       6,214,922
  Unrealized holding gain on investment
    securities, net                                                                             1,959,042       2,023,566
  Notes receivable                                                                                   (647)         (1,336)
                                                                                               ----------      ----------
    Total shareholders' equity                                                                  9,075,126       9,107,895
                                                                                               ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $10,718,449     $10,894,756
                                                                                               ==========      ==========


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



                                                        Three Months Ended         Six Months Ended
                                                        ---------------------   --------------------
                                                             June 30,                  June 30,
                                                        ---------------------   --------------------
                                                          1998          1997         1998       1997
                                                        -------       -------      ------     ------
SALES                                                   $1,592,671   $1,570,126  $3,207,969   $3,238,835

COST OF SALES                                              666,000      634,878   1,348,939    1,339,303
                                                         ---------    ---------   ---------    ---------
GROSS MARGIN                                               926,671      935,248   1,859,030    1,899,532
                                                         ---------    ---------   ---------    ---------

OPERATING EXPENSES:
  Selling expense                                          465,882      376,190     972,922      716,323
  Administrative expense                                   185,122      201,630     366,466      406,618
  Research and development                                 152,348      162,940     296,080      334,032
                                                         ---------    ---------   ---------    ---------

TOTAL OPERATING EXPENSES                                   803,352      740,760   1,635,468    1,456,973
                                                         ---------    ---------   ---------    ---------

INCOME FROM OPERATIONS                                     123,319      194,488     223,562      442,559
                                                         ---------    ---------   ---------    ---------

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
   investment securities                                       -0-          -0-         -0-        5,532
  Interest income                                           26,392       29,724      53,669       59,305
  Other                                                    (34,749)     (38,067)    (75,306)     (82,408)
                                                         ---------    ---------   ---------    ---------

TOTAL OTHER INCOME                                          (8,357)      (8,343)    (21,637)     (17,571)
                                                         ---------    ---------   ---------    ---------

INCOME BEFORE INCOME TAXES                                 114,962      186,145     201,925      424,988

PROVISION FOR INCOME TAXES                                  42,100       68,100      73,900      155,600
                                                         ---------    ---------   ---------    ---------

NET INCOME                                              $   72,862   $  118,045  $  128,025   $  269,388
                                                         =========    =========   =========    =========

(Continued)



                                                        Three Months Ended         Six Months Ended
                                                        ---------------------   --------------------
                                                             June 30,                  June 30,
                                                        ---------------------   --------------------
                                                          1998          1997         1998       1997
                                                        -------       -------      ------     ------


WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

   BASIC                                                 1,971,522    1,949,411   1,971,522    1,949,411
                                                         =========    =========   =========    =========

   DILUTED                                               1,984,129    1,962,838   1,984,713    1,962,838
                                                         =========    =========   =========    =========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  BASIC                                                       $.03         $.06        $.06         $.14
                                                               ===          ===         ===          ===

  DILUTED                                                     $.03         $.06        $.06         $.14
                                                               ===          ===         ===          ===


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)


                                                                   Six Months Ended
                                                                        June 30,
                                                           ---------------------------------
                                                              1998                    1997
                                                          ------------             ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                             $3,219,520              $3,186,235
  Cash paid to suppliers and employees                     (3,145,608)             (2,849,480)
  Interest received                                            53,669                  59,305
  Income taxes paid                                            (2,497)               (164,768)
                                                            ---------               ---------
    Net cash provided by operating activities                 125,084                 231,292
                                                            ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of investments in
    available-for-sale securities                                 -0-                   6,583
  Purchase of equipment                                       (58,318)                (43,755)
  Repayments of notes receivable                                  -0-                  58,415
                                                            ---------               ---------
      Net cash (used in) investing activities                 (58,318)                 21,243
                                                            ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                             (118,010)               (116,695)
  Payments on short-term borrowings                           (91,055)                (87,402)
  Proceeds from exercise of stock options                      14,063                  15,750
  Proceeds from Employee Stock Purchase Plan                    6,988                   7,261
                                                            ---------               ---------
    Net cash (used in) financing activities                  (188,014)               (181,086)
                                                            ---------               ---------
      Increase (decrease) in cash                            (121,248)                 71,449

CASH AND CASH EQUIVALENTS
  Beginning                                                 2,536,685               2,581,588
                                                            ---------               ---------
  End                                                      $2,415,437              $2,653,037
                                                            =========               =========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                  $ 128,025               $ 269,388
Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                              66,990                  64,252
    Provision for losses on trade receivables                  10,500                  60,000
    Realized (gain) loss on sale of marketable
      securities                                                  -0-                  (5,532)
    (Increase) decrease in:
      Trade receivables                                        11,551                  (6,780)
      Inventory                                              (160,287)                (77,004)
      Prepaid expenses                                          7,385                   1,077
      Prepaid income taxes                                     71,403                     -0-
    Increase (decrease) in:
      Accounts payable                                         99,374                  41,650
      Accrued expenses                                       (109,857)               (106,591)
      Accrued income taxes payable                                -0-                  (9,168)
                                                             --------                --------
Net cash provided by operating activities                   $ 125,084               $ 231,292
                                                             ========                ========

NONCASH INVESTING AND FINANCING ACTIVITIES
   Unrealized gain(loss) on marketable securities             (64,524)               (724,692)
                                                             --------                --------
    Total noncash investing and financing                   $ (64,524)              $(724,692)
                                                             ========                ========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The Company's sales for the second quarter increased 1.4% but remained down 1% for the first six months of 1998 when compared to the same periods of 1997. Increased second quarter sales occurred in the Drive Control Systems segment as the division felt a positive change in direction in the capital equipment arena. Meanwhile, the Speed Monitoring Systems, AutoData Systems and the Company's wholly-owned subsidiary, Microflame, Inc., experienced slight decreases during the same period. The sluggish sales experienced by the Speed Monitoring Systems are primarily related to the effect of economic uncertainties on our customer base caused by the Asian currency crisis. Also, many of the AutoData customers have held off software purchases as they await mandated healthcare changes, which are scheduled for release during the second half of 1998.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 15.3% decrease in sales during the first six months of 1998. The decline in sales reflects an overall decrease in product sales as Microflame continues to experience decreasing customer demand.

Cost of sales increased as both a percentage of sales and when compared to a year ago. The increased costs were primarily related to increased labor cost and a slight increase in material costs in our electronic control segments.

Operating expenses increased 12.2% during the first six months of 1998 when compared to the same periods of 1997. The increased expense is attributed to our continued emphasis on market expansion in the electronic segments and AutoData Systems. The expenses were concentrated on development of both new literature and ad campaigns. The Company has experienced positive responses resulting from this change in direction.

Net income was down as the Company continued to invest heavily in its marketing campaigns for both our electronic segments and AutoData Systems. The initial setup or changeover costs have been primarily completed during the first six months of 1998. We should feel the effectiveness of our marketing campaign investment during the second half of this year.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months ended June 30, 1998, working capital decreased $66,097 to a total of $8,418,248. The decrease in the fair market value of marketable securities resulted from the declined quoted market price of certain securities. This decline in market value is the principal reason for the reduction in working capital. Accounts receivable remained relatively unchanged. Inventory and accounts payable increased as a result of additional inventory purchased for the AutoData Systems segment. In addition, proceeds from the exercise of stock options and the employee stock purchase plan generated $14,063 and $15,750, respectively, during the first six months. The Company made dividend payments of $58,938 and $59,072 during the first six months of 1998. In addition, the Company invested both an additional $58,318 in office and manufacturing equipment and $91,055 into the repayment of short-term borrowings. The Company believes it can pay projected capital and operating expenses out of income and current reserves. The cost related to year 2000 conversion is not material to the Company.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

            a) The Annual Meeting of Shareholders was held April 29, 1998.

            b) Election of Directors as Follows:

                Peter R. Peterson  1,799,888 For   2,425 Withheld Authority
                                   ---------       -----
                Brad D. Slye       1,799,888 For   2,425 Withheld Authority
                                   ---------       -----
                Mark D. Laumann    1,799,888 For   2,425 Withheld Authority
                                   ---------       -----
                John S. Strom      1,797,388 For   4,925 Withheld Authority
                                   ---------       -----
                Joseph A. Marino   1,799,888 For   2,425 Withheld Authority
                                   ---------       -----

            c) Approval of the amendment to the Electro-Sensors, Inc. 1997 Stock
               Option Plan.

                 1,751,198 For   45,915 Against    5,200 Abstain
                 ---------       ------           ------

            d) Approval of Schweitzer Rubin Karon & Bremer as independent
               Auditors.

                 1,797,363 For    3,200 Against    1,750 Abstain
                 ---------        -----           ------

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                 ELECTRO-SENSORS, INC.



Date   August 11, 1998        By  /s/ BRADLEY D. SLYE
                                  Bradley D. Slye, President


Date   August 11, 1998        By  /s/ MARK D. LAUMANN
                                  Mark D. Laumann, Treasurer
                                  (principal financial officer)

                                EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended June 30, 1998

Exhibit No.            Description
    27             Financial Data Schedule (filed in electronic format only)