Form 10QSB
period 1998-09-30
ELECTRO SENSORS INC
filed 1998-11-13
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

Shares of $.10 par value common stock outstanding at November 4, 1998: 1,971,522


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

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



                                                        Three Months ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                          -------------                        -------------
                                                      1998              1997              1998               1997
                                                      ----              ----              ----               ----
SALES                                            $1,514,693        $1,596,353         $4,722,662        $4,835,188

COST OF SALES                                       674,619           658,531          2,023,558         1,997,834
                                                  ---------        ----------          ---------         ---------
GROSS MARGIN                                        840,074           937,822          2,699,104         2,837,354
                                                  ---------         ---------          ---------         ---------

OPERATING EXPENSES:
  Selling expense                                   386,265           419,215          1,359,187         1,135,538
  Administrative expense                            185,794           172,419            552,260           579,037
  Research and development                          178,667           161,282            474,747           495,314
                                                  ---------         ---------          ---------         ---------

TOTAL OPERATING EXPENSES                            750,726           752,916          2,386,194         2,209,889
                                                  ---------         ---------          ---------         ---------

INCOME FROM OPERATIONS                               89,348           184,906            312,910           627,465
                                                  ---------         ---------          ---------         ---------

OTHER INCOME (EXPENSE):
Gain (loss) on sale of                               23,748             4,397             23,748             9,929
   investment securities
  Interest income                                    29,537            29,224             83,206            88,529
  Other                                             (29,208)          (28,272)          (104,514)         (110,680)
                                                  ---------         ---------          ---------         ---------

TOTAL OTHER INCOME                                   24,077             5,349              2,440           (12,222)
                                                  ---------         ---------          ---------         ---------

INCOME BEFORE INCOME TAXES                          113,425           190,255            315,350           615,243

PROVISION FOR INCOME TAXES                           41,400            69,600            115,300           225,200
                                                  ---------         ---------          ---------         ---------

NET INCOME                                       $   72,025        $  120,655         $  200,050        $  390,043
                                                  =========         =========          =========         =========

      (Continued)



                                                      Three Months ended                    Nine Months Ended
                                                        September 30,                         September 30,
                                                        -------------                         -------------
                                                   1998               1997               1998               1997
                                                   ----               ----               ----               ----
WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

  BASIC                                        1,971,522          1,958,362           1,971,522           1,958,362
                                               =========          =========           =========           =========

  DILUTED                                      1,977,292          1,981,768           1,982,002           1,973,628
                                               =========          =========           =========           =========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

  BASIC                                             $.04               $.06                $.10                $.20
                                                     ===                ===                 ===                 ===

  DILUTED                                           $.04               $.06                $.10                $.20
                                                     ===                ===                 ===                 ===


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,                December 31,
                                                                          1998                         1997
         ASSETS
CURRENT ASSETS
  Cash                                                                   $2,454,624                  $ 2,536,685
  Investment in available-for-sale securities                             3,148,867                    4,698,710
  Trade receivables, less allowance for doubtful                            669,117                      746,049
    accounts of $35,900 and $18,000, respectively
  Inventories                                                             1,024,042                      876,189
  Prepaid expenses                                                           77,532                       76,921
  Prepaid income taxes                                                       32,177                      100,752
  Deferred taxes                                                             51,500                       51,500
                                                                          ---------                   ----------
TOTAL CURRENT ASSETS                                                      7,457,859                    9,086,806

PROPERTY AND EQUIPMENT, NET                                               1,791,569                    1,807,950
                                                                          ---------                   ----------
TOTAL ASSETS                                                             $9,249,428                  $10,894,756
                                                                          =========                   ==========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                           $   95,296                   $  240,775
  Accounts payable                                                          188,549                       97,998
  Accrued expense                                                           170,802                      263,688
                                                                          ---------                   ----------
TOTAL CURRENT LIABILITIES                                                   454,647                      602,461
                                                                          ---------                   ----------
DEFERRED INCOME TAXES                                                       625,400                    1,184,400
                                                                          ---------                   ----------
SHAREHOLDERS' EQUITY:
Common stock - par value $.10 per share;                                    197,152                      196,459
    Authorized 10,000,000 shares;
    issued 1,971,522 and 1,964,586
    shares, respectively
  Additional paid-in capital                                                694,642                      674,284
  Retained earnings                                                       6,237,816                    6,214,922
  Unrealized holding gain on investment                                   1,040,073                    2,023,566
    securities, net
  Notes receivable                                                             (302)                      (1,336)
                                                                          ---------                   ----------
    Total shareholders' equity                                            8,169,381                    9,107,895
                                                                          ---------                   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $9,249,428                  $10,894,756
                                                                          =========                   ==========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                              1998                       1997
                                                                              ----                       ----
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                                            $ 4,783,844                $4,791,217
  Cash paid to suppliers and employees                                     (4,546,929)               (4,330,940)
  Interest received                                                            83,206                    88,529
  Income taxes paid                                                           (46,725)                 (240,569)
                                                                           ----------                ----------
    Net cash provided by operating activities                                 273,396                   308,237
                                                                           ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of investment in
    available-for-sale securities                                              31,098                    25,229
  Purchase of property and equipment                                          (86,005)                  (72,436)
  Notes receivable                                                              1,034                    60,024
                                                                           ----------                ----------
    Net cash (used in) investing activities                                   (53,873)                   12,817
                                                                           ----------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                             (177,156)                 (175,163)
  Payments on short-term borrowings                                          (145,479)                  (91,790)
  Proceeds from issuance of stock                                              21,051                    51,337
                                                                           ----------                ----------
    Net cash (used in) financing activities                                  (301,584)                 (215,616)
                                                                           ----------                ----------
      Increase (decrease) in cash                                             (82,061)                  105,438

CASH AND CASH EQUIVALENTS
  Beginning                                                                 2,536,685                 2,581,588
                                                                           ----------                ----------
  End                                                                     $ 2,454,624               $ 2,687,026
                                                                           ==========                ==========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
Net income                                                                $   200,050                $  390,043
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                             102,386                    97,935
    Provision for losses on trade receivables                                  15,750                    74,250
    Realized (gain) loss on sale of marketable securities                     (23,748)                   (9,929)
   (Increase) decrease in:
      Trade receivables                                                        61,182                   (43,971)
      Inventory                                                              (147,853)                 (123,330)
      Prepaid expenses                                                           (611)                  (10,900)
      Prepaid income taxes                                                     68,575                      (621)
   Increase (decrease) in:                                                     90,551                    62,962
      Accounts payable
      Accrued expenses                                                        (92,886)                 (113,454)
      Accrued income taxes payable                                                 -0-                  (14,748)
                                                                             ---------                ---------
Net cash provided by operating activities                                 $   273,396                $  308,237
                                                                            =========                 =========
NONCASH INVESTING AND FINANCING ACTIVITIES
  Tax benefit of stock options exercised                                  $        -0-               $    1,160
  Unrealized gain(loss) on marketable securities                           (1,542,493)                  462,986
                                                                            ---------                 ---------
    Total noncash investing and financing                                 $(1,542,493)               $  464,146
                                                                            =========                 =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The Company's sales decreased 5.1% and 2.3%, respectively during the third quarter and first nine months of 1998 when compared to the same periods of 1997. Sales increases were experienced by the Company's Drive Control Systems and AutoData Systems divisions. However, their combined sales increases were unable to offset decreases in sales during the third quarter of the Speed Monitoring Systems division and the Company's wholly-owned subsidiary, Microflame, Inc.

The Company's Speed Monitoring Systems division experienced sluggish sales during the third quarter resulting from current ecomonic uncertainties caused by the Asian currency crisis, while the Drive Control Systems division experienced an upswing in sales resulting from increased activity in both plant expansion and retrofit projects. The increase in Drive Control Systems sales relates primarily to its customers being allowed time to complete repairs, retrofit projects and improvements to production lines due to their own slower production demands. AutoData Systems sales also improved during the third quarter of 1998. Increasing customer acceptance of the AutoData survey software and increased scanner sales have been attributed to the rising AutoData sales levels during 1998.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 20.9% decrease in sales during the first nine months of 1998. The decline in sales reflects a decrease in two gas torch sales to its largest customer (Radio Shack) which continues to reflect declining product demand.

Cost of sales increased as both a percentage of sales and when compared to a year ago. The increased costs occurred in both the electronic control segment and AutoData. The electronic controls segment experienced an increase in labor and a slight increase in material costs. AutoData experienced an increase in material costs as a result of increased scanner sales which have a lower gross margin.

Operating expenses increased 8% during the first nine months of 1998 as compared to the same period of 1997. The increased expense occurred in the marketing area as the Company continues its efforts to expand its market in both the electronic segments and AutoData Systems. The expenses were concentrated on development of both new literature and ad campaigns. The Company has experienced positive responses resulting from these updates. In addition, the AutoData marketing campaign has been able to generate agreements with value added resellers in the healthcare area.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months ended September 30, 1998, working capital decreased $1,481,133 to a total of $7,003,212. The decrease in the fair market value of marketable securities resulted from the decline in the quoted market price of certain securities. This change in market value is the principal reason for the reduction in working capital. Accounts receivable decreased due to lower sales levels. Inventory and accounts payable increased as a result of additional inventory purchased for AutoData and Drive Control Systems. In addition, proceeds from the exercise of stock options and the employee stock purchase plan generated $14,063 and $6,988, respectively, during the first nine months. The Company received $31,098 from the sale of marketable securities. The Company made dividend payments of $58,938, $59,072 and $59,146 during the first nine months of 1998. In addition, the Company invested both an additional $86,005 in office and manufacturing equipment and $145,479 into the repayment of short-term borrowings. The Company believes it can pay projected capital and operating expenses out of income and current reserves. The cost related to year 2000 conversion is not material to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

                  27.  Financial Data Schedule

         (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.

         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                                     ELECTRO-SENSORS, INC.



Date  November 5, 1998                      By   /s/ Bradley D. Slye
                                                 Bradley D. Slye, President



Date  November 5, 1998                      By   /s/ Mark D. Laumann
                                                 Mark D. Laumann, Treasurer
                                                (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                   For Fiscal Quarter Ended September 30, 1998

Exhibit No.                Description
    27               Financial Data Schedule