Form 10KSB
period 1998-12-31
ELECTRO SENSORS INC
filed 1999-03-30
CIK 351789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1998 were $6,358,262.

The aggregate market value of the Issuer's Common Stock held by non-affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of March 18, 1999, was approximately $2,746,205 based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock, $.10 par value, outstanding on March 18, 1999: 1,975,454

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated into Part II of this Form 10-KSB. Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                                      INDEX


PART I                                                                      Page
                                                                            ----
     Item 1.    Description of Business....................................   1
     Item 2.    Description of Property....................................   9
     Item 3.    Legal Proceedings..........................................   9
     Item 4.    Submission of Matters to a Vote of Security Holders........   9

PART II
     Item 5.    Market for Common Equity and Related
                     Stockholder Matters...................................   9
     Item 6.    Management's Discussion and Analysis or
                     Plan of Operation.....................................   9
     Item 7.    Financial Statements.......................................  10
     Item 8.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure...................  10

PART III
     Item 9.    Directors, Executive Officers, Promoters and Control
                     Persons; Compliance with Section 16(a) of the
                     Exchange Act..........................................  10
     Item 10.   Executive Compensation.....................................  11
     Item 11.   Security Ownership of Certain Beneficial Owners
                     and Management........................................  11
     Item 12.   Certain Relationships and Related Transactions.............  11
     Item 13.   Exhibits and Reports on Form 8-K...........................  11

Signatures      ...........................................................  12

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

            The Drive Control Systems unit product sales accounted for approximately 19% in 1996, 16% in 1997, and 17% in 1998. The Company expects to continue to expend resources in 1998 in development and marketing of products for its Drive Control Systems unit.

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

            The AutoData Systems division markets its products primarily through four home office salespeople who deal directly with customers, and a number of non-exclusive distributors located throughout the United States, Canada, Europe and Asia.

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


                  Manufacturing Source                  Percentage
                  --------------------                  ----------

                  Leland Limited, Inc.                   16.5%
                  Nippon Tansan Gas Company,83.5%
                       Ltd. (Japan)

The loss of either of these sources or significant delays in delivery from either of these sources could result in serious shortages which would have a material adverse effect on Microflame's business. However, the Company has not yet experienced any shortage or delay in shipment from any of these suppliers. The cylinders are shipped in compliance with applicable D.O.T. regulations for gas containers.

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

                                 1998: $667,461
                                 1997: $637,114

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

            During fiscal 1998 the Company has continued to fund the AutoData Systems start-up activities. The goal of this project is to create a software based system that enables a computer to read hand printed characters. In January 1992, the Company acquired an exclusive license from PPT Vision, Inc. (PPT) which offers the Company protection of the algorithm necessary for the reading technology.

            In the process of developing the reading software, the Company has refined its vision of the initial product. The Company's goal is to develop a technology that provides a data entry method that saves time, strain and money compared to the current method of keystroke data entry. The product produced by the Company will enter the hand printed information on forms into a database faster and more accurately than could be typed in by data entry personnel.

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

      (12)  EMPLOYEES.

            As of March 1, 1999, the Company had 45 employees, 3 of whom are engaged by its Microflame subsidiary and 42 of whom are engaged in work for its Controls Division.

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

      FLUCTUATIONS IN OPERATING RESULTS. The Company's Drive Control Systems division has experienced an increase in sales; however, the Company's Speed Monitoring division and the Company's subsidiary, Microflame, Inc., have experienced sales declines. Sales by the Drive Control Systems division have been, and are expected to continue to be, subject to quarterly fluctuations due to large system orders. There can be no assurance that the Drive Control Systems division sales will continue to increase or that sales by the Speed Monitoring division or Microflame, Inc. will improve.

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


ITEM 3.     LEGAL PROCEEDINGS

            None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Section entitled "Price Range of Common Stock" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference. Although there were 192 shareholders of record as of March 11, 1999, the Company has approximately 550 beneficial shareholders.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.     FINANCIAL STATEMENTS

            The Company's financial statements and notes contained in the 1998 Annual Report to Shareholders are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The names, ages and positions of the Company's executive officers are as follows:

            Name                     Age          Office
            ----                     ---          ------

            Bradley D. Slye          39           Chairman of the Board of
                                                   Directors and President

            Peter R. Peterson        65           Secretary and Director

            Mark D. Laumann          44           Treasurer and Director

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

            The information required by Item 9 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

ITEM 10.    EXECUTIVE COMPENSATION

            The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. See "Exhibit Index" on page following signatures.

            (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ELECTRO-SENSORS, INC.
                                                   ("Registrant")


Dated: March 27, 1999                     By:      /s/ Bradley D. Slye
                                              ----------------------------------
                                                   Bradley D. Slye,
                                                   President

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

       Signature                            Title                     Date
       ---------                            -----                     ----

/s/ Bradley D. Slye          Chairman, President and Director    March  27, 1999
-------------------------    (Chief Executive Officer)
Bradley D. Slye


/s/ Mark D. Laumann          Treasurer and Director              March  27, 1999
-------------------------    (Chief Financial and Accounting
Mark D. Laumann              Officer)


/s/ Peter R. Peterson        Director and Secretary              March  27, 1999
-------------------------
Peter R. Peterson

/s/ John S. Strom            Director                            March  27, 1999
-------------------------
John S. Strom


/s/ Joseph A. Marino         Director                            March  27, 1999
-------------------------
Joseph A. Marino


/s/ Geoffrey W. Miller       Director                            March  27, 1999
-------------------------
Geoffrey W. Miller

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year
ended December 31, 1998                              Commission File No.: 0-9587

--------------------------------------------------------------------------------

                              ELECTRO-SENSORS, INC.

--------------------------------------------------------------------------------

Exhibit
-------

 3.1 Registrant's Restated Articles of Incorporation, as amended--incorporated by reference to Exhibit 3.1 to the Company's 1991 Form 10-K*

 3.2 Registrant's Bylaws, as amended to date--incorporated by reference to Exhibit 3.2 to the Company's 1997 Form 10-KSB*

10.1 Lease between Microflame, Inc. and Minnetonka Business Associates dated December 15, 1988, with respect to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to Exhibit
            10.2 to the Company's 1988 Form 10-K*

10.2 Agreement to Extend Lease, dated May 25, 1994, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to Exhibit 10.2 to the Company's 1994 Form 10-KSB*

10.3 Agreement to Extend Lease, dated June 12, 1995, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to Exhibit 10.3 to the Company's 1995 Form 10-KSB*

10.4 Agreement to Extend Lease, dated June 18, 1997, relating to property at 14857 DeVeau Place, Minnetonka, Minnesota--incorporated by reference to Exhibit 10.4 to the Company's 1997 Form 10-KSB*

10.5** Electro-Sensors, Inc. 1987 Stock Option Plan--incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1987 for the Company's 1987 Annual Meeting of Shareholders*

------------------
* Incorporated by reference to a previously filed report or document--SEC File No. 0-9587
**Management contract or compensatory plan or arrangement

10.6** Electro-Sensors, Inc. 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder--incorporated by reference to Exhibit 10.6 to the Company's 1997 Form 10-KSB*

13          1998 Annual Report to Shareholders

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

            Microflame, Inc.           Minnesota
            ESI Investment Co.         Minnesota
            Senstar Corporation        Minnesota

23          Consent of Independent Certified Public Accountants

24          Power of Attorney from certain Directors and Officers (See Signature
            Page)

27          Financial Data Schedule (filed in electronic format only)


-------------------
* Incorporated by reference to a previously filed report or document--SEC File No. 0-9587
**Management contract or compensatory plan or arrangement