Form 10QSB
period 1999-03-31
ELECTRO SENSORS INC
filed 1999-05-14
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1999

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X    No ____


Shares of $.10 par value common stock outstanding at May 2, 1999:   1,975,454

Transitional Small Business Disclosure Format (check one):
Yes ______   No   X

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

                                            Three Months Ended
                                                March 31,
                                          ----------------------
                                          1999              1998
                                          ----              ----

      SALES                           $1,587,585           $1,615,298

      COST OF SALES                      687,098              682,939
                                      ----------           ----------
      GROSS MARGIN                       900,487              932,359
                                      ----------           ----------
      OPERATING EXPENSES:
        Selling                          497,585              507,040
        Administrative                   173,330              181,344
        Research and development         183,376              143,732
                                      ----------           ----------
      TOTAL OPERATING EXPENSES           854,291              832,116
                                      ----------           ----------
      INCOME FROM OPERATIONS              46,196              100,243
                                      ----------           ----------
      OTHER INCOME (EXPENSE):
        Gain on sale of
         investment securities               -0-                  -0-
        Interest income                   21,524               27,277
        Other                            (24,857)             (40,557)
                                      ----------           ----------
      TOTAL OTHER INCOME                  (3,333)             (13,280)
                                      ----------           ----------
      INCOME BEFORE INCOME TAXES          42,863               86,963

      PROVISION FOR INCOME TAXES          14,500               31,800
                                      ----------           ----------
      NET INCOME                      $   28,363           $   55,163
                                      ==========           ==========

      (Continued)

                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                    1999          1998
                                                    ----          ----
      WEIGHTED AVERAGE NUMBER
       OF COMMON AND COMMON
        EQUIVALENT SHARES:

        BASIC                                1,976,273            1,964,586
                                             =========            =========

        DILUTED                              1,976,273            1,980,664
                                             =========            =========

      EARNINGS PER COMMON
       AND COMMON EQUIVALENT
        SHARES:

        BASIC                                     $.01                 $.03
                                                   ===                  ===

        DILUTED                                   $.01                 $.03
                                                   ===                  ===

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     March 31,              December 31,
                                                                       1999                    1998
                                                                     --------               -----------
ASSETS

  CURRENT ASSETS
    Cash                                                            $2,234,034                 $2,313,606
    Investment in available-for-sale securities                        170,478                    215,778
    Trade receivables, less allowance
      for doubtful accounts of $18,200
      and $22,500, respectively                                        803,355                    720,289
    Inventories                                                        943,355                    974,612
    Prepaid expenses                                                    85,863                     69,969
    Prepaid income taxes                                                82,757                     97,257
    Deferred taxes                                                         -0-                        -0-
                                                                     ---------                 ----------

  TOTAL CURRENT ASSETS                                               4,319,842                  4,391,511

  PROPERTY AND EQUIPMENT, NET                                        1,759,010                  1,775,369
                                                                     ---------                 ----------
  INVESTMENTS                                                        2,814,150                  2,910,835
                                                                     ---------                 ----------
  TOTAL ASSETS                                                      $8,893,002                 $9,077,715
                                                                     =========                 ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Note payable                                                   $       -0-                 $   44,843
    Accounts payable                                                   160,826                    142,249
    Accrued expense                                                    197,377                    182,938
    Deferred income taxes                                               12,800                     12,800
                                                                     ---------                 ----------

  TOTAL CURRENT LIABILITIES                                            371,003                    382,830
                                                                     ---------                 ----------
  DEFERRED INCOME TAXES                                                508,800                    561,900
                                                                     ---------                 ----------
  SHAREHOLDERS' EQUITY:
    Common stock - par value $.10 per share;
      Authorized 10,000,000 shares;
      issued 1,975,454 and 1,975,454
      shares, respectively                                             197,545                    197,545
    Additional paid-in capital                                         702,576                    702,576
    Retained earnings                                                6,178,143                  6,209,044
    Unrealized holding gain on investment
      securities, net                                                  934,935                  1,023,820
                                                                    ----------                  ---------

      Total shareholders' equity                                     8,013,199                  8,132,985
                                                                    ----------                  ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 8,893,002                $ 9,077,715
                                                                     =========                  =========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                            1999                 1998
                                                        ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                           $1,496,225           $1,599,162
  Cash paid to suppliers and employees                   (1,473,478)          (1,615,908)
  Interest received                                          21,524               27,277
                                                          ---------            ---------
    Net cash provided by operating activities                44,271               10,531
                                                          ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                    (19,736)             (39,370)
                                                          ---------            ---------
      Net cash (used in) investing activities               (19,736)             (39,370)
                                                          ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                            (59,264)             (58,937)
  Payments on short-term borrowings                         (44,843)             (42,819)
  Proceeds from Employee Stock Purchase Plan                    -0-                  -0-
    Net cash (used in) financing activities                (104,107)            (101,756)
                                                          ---------            ---------
      Increase (decrease) in cash                           (79,572)            (130,595)

CASH AND CASH EQUIVALENTS
  Beginning                                               2,313,606            2,536,685
                                                          ---------            ---------
  End                                                    $2,234,034           $2,406,090
                                                          =========            =========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                               $   28,363           $   55,163
Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                            36,095               32,961
    Provision for losses on trade receivables                 8,250                5,250
   (Increase) decrease in:
      Trade receivables                                     (91,316)             (16,136)
      Inventory                                              31,257             (116,770)
      Prepaid expenses                                      (15,894)              (8,147)
      Prepaid income taxes                                   14,500               31,800
    Increase (decrease) in:
      Accounts payable                                       18,577               85,179
      Accrued expenses                                       14,439              (58,769)
                                                           --------             --------
Net cash provided by operating activities                $   44,271           $   10,531
                                                           ========             ========
NONCASH INVESTING AND FINANCING ACTIVITIES
  Unrealized gain(loss) on marketable
  and investment securities                              $   88,885           $  246,946
                                                          ---------            ---------
    Total noncash investing and financing                $   88,885           $  246,946
                                                          =========            =========



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Sales for the first quarter of 1999 decreased 1.7% to $1,587,585 as compared to $1,615,298 for the first quarter of 1998. The Company's AutoData Systems segment experienced a strong sales increase during the period. However, the overall decrease in sales occurred within the Speed Monitoring, Drive Control Systems and Microflame, Inc., segments. Slowed electronic control sales resulted from the residual effects of the Asian currency crisis creating reduced product demand within our consumer and agricultural customer base. The Asian currency crisis has caused these market segments to lower their own production levels, consequently lessening the demand for our control products. This is particularly evident within the large capital equipment area where the majority of Drive Control Systems' customers reside. Microflame also experienced a 36% reduction in sales resulting from discontinued buying of the two-gas torch by its largest customer, Radio Shack.

The Company's cost of sales increased as a percentage of sales and when compared to a year ago. The increase in cost of sales resulted from moderate increases to both material and production costs in all operating segments.

Selling and administrative expenses declined during the first quarter of 1999 as compared to the same period of 1998. In 1998, the Company redirected its marketing strategies and enhanced its marketing materials. This effort focused on the AutoData and Speed Monitoring segments. During 1999, the Company is focusing on the Drive Control marketing needs including the areas of advertising and product literature. As a result, reduced 1999 AutoData and Speed Monitoring marketing expenses have offset the increased Drive Control amounts when comparing the two first quarter periods.

Research and development expense increased during the first quarter of 1999 as compared to 1998. The expense increases occurred primarily in both the personnel and development cost areas during the comparable periods. The cost increases were focused in the AutoData and Speed Monitoring areas as the Company continues its belief in sales growth through new product development.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months ended March 31, 1999, working capital decreased $59,842 to a total of $3,948,839. The decrease in the fair market value of marketable securities resulted from an decrease in the quoted market price of certain securities. This decrease in market value is the primary reason for the decrease in working capital. An increase in accounts receivable has resulted from an overall increase in the average payment days. Inventory and accounts payable decreased due to purchasing timing differences. The Company made a dividend payment of $59,264 during the first quarter of 1999. In addition, the Company invested an additional $19,736 in office and manufacturing equipment and repaid $44,843 of short-term borrowings. The Company believes it can pay projected capital and operating expenses out of income and current reserves.

YEAR 2000

The Company is presently requesting formal confirmation of supplier Y2K compliance status. Informal communications have not revealed potential vendor concerns. Also, the Company continues to address new Y2K issues as they are discovered.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

               27.  Financial Data Schedule

          (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ELECTRO-SENSORS, INC.



Date    MAY 12, 1998                        By /s/ BRADLEY D. SLYE
                                              Bradley D. Slye, President



                                            By /s/ MARK D. LAUMANN
                                              Mark D. Laumann, Treasurer
                                              (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended March 31, 1999

Exhibit No.                                    Description

    27                                   Financial Data Schedule