Form 10QSB
period 1999-06-30
ELECTRO SENSORS INC
filed 1999-08-16
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X    No____

Shares of $.10 par value common stock outstanding at July 31, 1999:   1,979,773

Part I. Financial Information

The interim financial statements included in this form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.



                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                              Three Months Ended                       Six Months Ended
                                                                   June 30                                 June 30,
                                                        ------------------------------          ------------------------------
                                                           1999                1998                1999               1998
                                                        ----------          ----------          ----------         -----------
SALES                                                   $1,318,634          $1,592,671          $2,906,219          $3,207,969

COST OF SALES                                              616,879             666,000           1,303,977           1,348,939
                                                        ----------          ----------          ----------          ----------
GROSS MARGIN                                               701,755             926,671           1,602,242           1,859,030
                                                        ----------          ----------          ----------          ----------
OPERATING EXPENSES:
  Selling expense                                          444,724             465,882             942,309             972,922
  Administrative expense                                   237,894             185,122             411,224             366,466
  Research and development                                 190,530             152,348             373,906             296,080
                                                        ----------          ----------          ----------          ----------
TOTAL OPERATING EXPENSES                                   873,148             803,352           1,727,439           1,635,468
                                                        ----------          ----------          ----------          ----------
INCOME(LOSS) FROM OPERATIONS                              (171,393)            123,319            (125,197)            223,562
                                                        ----------          ----------          ----------          ----------
OTHER INCOME(EXPENSE)
  Interest income                                           20,993              26,392              42,517              53,669
  Other                                                    (28,996)            (34,749)            (53,853)            (75,306)
                                                        ----------          ----------          ----------          ----------
TOTAL OTHER INCOME(EXPENSE)                                 (8,003)             (8,357)            (11,336)            (21,637)
                                                        ----------          ----------          ----------          ----------
INCOME(LOSS) BEFORE INCOME TAXES                          (179,396)            114,962            (136,533)            201,925

PROVISION FOR INCOME TAXES                                 (65,600)             42,100             (51,100)             73,900
                                                        ----------          ----------          ----------          ----------
NET INCOME(LOSS)                                        $ (113,796)         $   72,862          $  (85,433)         $  128,025
                                                        ==========          ==========          ==========          ==========

                                       2

(Continued)



                                                        Three Months Ended                          Six Months Ended
                                                              June 30,                                   June 30,
                                                     ------------------------                    ------------------------
                                                     1999                1998                    1999                1998
                                                     ----                ----                    ----                ----
WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

  BASIC                                              1,979,773           1,971,522            1,979,773            1,971,522
                                                     =========           =========            =========            =========

  DILUTED                                            1,981,106           1,984,129            1,981,106            1,984,713
                                                     =========           =========            =========            =========
EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

BASIC                                               $    (.05)          $      .03          $     (.04)           $      .06
                                                     =========           =========           ==========            =========
DILUTED                                             $    (.05)          $      .03          $     (.04)           $      .06
                                                     =========           =========           ==========            =========



                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,              December 31,
                                                                 1999                    1998
                                                                --------              ------------
ASSETS

CURRENT ASSETS
  Cash                                                         $2,194,711                $2,313,606
  Investment in available-for-sale securities                     224,026                   215,778
  Trade receivables, less allowance
    for doubtful accounts of $9,400
    and $22,500, respectively                                     593,789                   720,289
  Inventories                                                     927,567                   974,612
  Prepaid expenses                                                 87,310                    69,969
  Prepaid income taxes                                            102,089                    97,257
  Deferred taxes                                                   27,800                       -0-
                                                              -----------                ----------
TOTAL CURRENT ASSETS                                            4,157,292                 4,391,511

PROPERTY AND EQUIPMENT, NET                                     1,747,904                 1,775,369

INVESTMENTS                                                     2,908,427                 2,910,835
                                                              -----------                ----------
TOTAL ASSETS                                                   $8,813,623                $9,077,715
                                                              ===========                ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                 $      -0-                $   44,843
  Accounts payable                                                109,414                   142,249
  Accrued expense                                                 198,618                   182,938
  Deferred taxes                                                      -0-                    12,800
                                                              -----------                ----------
TOTAL CURRENT LIABILITIES                                         308,032                   382,830
                                                              -----------                ----------
DEFERRED INCOME TAXES                                             562,000                   561,900
                                                              -----------                ----------
SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;
    Authorized 10,000,000 shares; issued
    1,979,773 and 1,975,454
    shares, respectively                                          197,977                   197,545
  Additional paid-in capital                                      710,970                   702,576
  Retained earnings                                             6,005,084                 6,209,044
  Unrealized holding gain on investment
    securities, net                                             1,029,560                 1,023,820
                                                              -----------                ----------
    Total shareholders' equity                                  7,943,591                 8,132,985
                                                              -----------                ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $8,813,623                $9,077,715
                                                              ===========                ==========


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                              --------------------------------
                                                                  1999                1998
                                                              --------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                                $3,016,219            $3,219,520
  Cash paid to suppliers and employees                        (2,984,030)           (3,145,608)
  Interest received                                               42,517                53,669
  Income taxes paid                                                5,668                (2,497)
                                                               ---------             ---------
    Net cash provided by operating activities                     80,374               125,084
                                                               ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                          (44,725)              (58,318)
                                                               ---------             ---------
      Net cash (used in) investing activities                    (44,725)              (58,318)
                                                               ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                (118,527)             (118,010)
  Payments on short-term borrowings                              (44,843)              (91,055)
  Proceeds from exercise of stock options                            -0-                14,063
  Proceeds from Employee Stock Purchase Plan                       8,826                 6,988
                                                               ---------             ---------
    Net cash (used in) financing activities                     (154,544)             (188,014)
                                                               ---------             ---------
      Increase (decrease) in cash                               (118,895)             (121,248)

CASH AND CASH EQUIVALENTS
  Beginning                                                    2,313,606             2,536,685
                                                               ---------             ---------
  End                                                         $2,194,711            $2,415,437
                                                               =========             =========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                    $  (85,433)           $  128,025
Adjustments to reconcile net income(loss) to net
  Cash provided by operating activities:
    Depreciation and amortization                                 72,190                66,990
    Provision for losses on trade receivables                     16,500                10,500
    Deferred taxes                                               (40,600)
      (Increase) decrease in:
      Trade receivables                                          110,000                11,551
      Inventory                                                   47,045              (160,287)
      Prepaid expenses                                           (17,341)                7,385
      Prepaid income taxes                                        (4,832)               71,403
    Increase (decrease) in:
      Accounts payable                                           (32,835)               99,374
      Accrued expenses                                            15,680              (109,857)
                                                               ---------             ---------
Net cash provided by operating activities                     $   80,374            $  125,084
                                                               =========             =========
NONCASH INVESTING AND FINANCING ACTIVITIES
   Unrealized gain(loss) on marketable securities                  5,740               (64,524)
                                                               ---------             ---------
     Total noncash investing and financing                    $    5,740            $  (64,524)
                                                               =========             =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The Company's sales for the second quarter decreased 17.2% and 9.4%, respectively for the second quarter and first six months of 1999 when compared to the same periods of 1998. The Company's AutoData Systems segment experienced a strong sales increase during the period. However, the overall decrease in sales occurred within the Speed Monitoring, Drive Control and Microflame, Inc., operating segments. Slowed sales for the Production Monitoring divisions continued as a result of both the residual effects of the Asian currency crisis and customer distractions caused by Year 2000 planning strategies. Businesses are holding back investments in plant and equipment improvements while they address their own Y2K issues. In addition, many of the AutoData customers are still holding off software purchases as they await mandated healthcare changes initially scheduled for release during the first half of 1999. The Company made a 15% reduction in its workforce during the second quarter of 1999 due to the declining sales activities.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 35% decrease in sales during the first six months of 1999. The decline in sales reflects the discontinued buying of the two-gas torch by its largest customer, Radio Shack.

Cost of sales decreased, but increased as a percentage of sales when compared to a year ago. The decreased margins resulted from both increased labor and material costs in the production monitoring divisions and increased sales in the AutoData division which carries a higher cost of sales. The Company also made a $30,000 charge to the Microflame inventory based on declining sales activity.

Operating expenses increased 5.6% during the first six months of 1999 when compared to the same periods of 1998. The increased expenses occurred in the Administrative and Research and Development areas. Administrative expenses increased primarily due to both employee severance costs and software enhancements needed for Y2K compliance. Research and Development expenses increased in both the Speed Monitoring and AutoData divisions. Both segments continue to work aggressively toward new product development.

The Company reported a net loss for the second quarter of 1999. The net loss was the direct result of declining sales in the Production Monitoring and Microflame segments combined with increased manufacturing and operating expenses. In addition, the second quarter net loss was affected by the one-time employee severance and inventory write-down charges.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months ended June 30, 1999, working capital decreased $159,421 to a total of $3,849,260. The slight increase in the fair market value of marketable securities resulted from the increased quoted market price of certain securities. Accounts receivable decreased due to lower sales levels. Inventory and accounts payable decreased as a result of the sales decline. In addition, the employee stock purchase plan generated $8,826 during the first six months. The Company made two dividend payments of $59,264 during the first six months of 1999. In addition, the Company invested an additional $44,725 in office and manufacturing equipment. The Company believes it can pay projected capital and operating expenses out of income and current reserves. The cost related to year 2000 conversion is not material to the Company.

YEAR 2000

The Company is presently requesting formal confirmation of supplier Y2K compliance status. Informal communications have not revealed potential vendor concerns. In addition, the Company continues to address new Y2K issues as they are discovered. At this time the Company believes its most likely worst-case scenario is that operations could be temporarily suspended; however, the Company does not expect that it would have a material adverse effect on the Company's financial position or results of operations.


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

Item 4. Submission of Matters to a Vote of Security Holders

        The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

         a) The Annual Meeting of Shareholders was held April 28, 1999.

         b) Election of Directors as Follows:

            Peter R. Peterson  1,810,097 For   4,750 Withheld Authority
            Brad D. Slye       1,810,097 For   4,750 Withheld Authority
            Mark D. Laumann    1,810,097 For   4,750 Withheld Authority
            John S. Strom      1,810,097 For   4,750 Withheld Authority
            Joseph A. Marino 1,810,097 For 4,750 Withheld Authority Geoffrey W. Miller 1,808,754 For 6,093 Withheld Authority

         c) Approval of Schweitzer Karon & Bremer LLC as independent
            Auditors.

             1,807,447 For    1,000 Against    6,400 Abstain

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                        ELECTRO-SENSORS, INC.


Date      August 12, 1999               By   /s/ BRADLEY D. SLYE
                                             Bradley D. Slye, President


Date      August 12, 1999               By   /s/ MARK D. LAUMANN
                                             Mark D. Laumann, Treasurer
                                             (principal financial officer)

                                EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended June 30, 1999

Exhibit No.                          Description
    27                         Financial Data Schedule