Form 10QSB
period 1999-09-30
ELECTRO SENSORS INC
filed 1999-11-12
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of $.10 par value common stock outstanding at November 4, 1999:
        1,979,773

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

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



                                          Three Months Ended                            Nine Months Ended
                                             September 30,                                September 30,
                                   --------------------------------           ----------------------------------
                                       1999                 1998                  1999                   1998
                                   -----------          -----------           -----------             ----------
    SALES                           $1,362,883            $1,514,693            $4,269,102            $4,722,662

    COST OF SALES                      586,327               674,619             1,890,304             2,023,558
                                     ---------             ---------             ---------             ---------
    GROSS MARGIN                       776,556               840,074             2,378,798             2,699,104
                                     ---------             ---------             ---------             ---------
    OPERATING EXPENSES:
      Selling expense                  368,929               386,265             1,311,238             1,359,187
      Administrative expense           144,087               185,794               555,311               552,260
      Research and development         227,764               178,667               601,670               474,747
                                     ---------             ---------             ---------             ---------
    TOTAL OPERATING EXPENSES           740,780               750,726             2,468,219             2,386,194
                                     ---------             ---------             ---------             ---------
    INCOME FROM OPERATIONS              35,776                89,348               (89,421)              312,910
                                     ---------             ---------             ---------             ---------
    OTHER INCOME (EXPENSE):
    Gain (loss) on sale of
       Investment securities             1,185                23,748                 1,185                23,748
      Interest income                   22,655                29,537                65,172                83,206
      Other                            (24,431)              (29,208)              (78,284)             (104,514)
                                     ---------             ---------             ---------             ---------
    TOTAL OTHER INCOME                    (591)               24,077               (11,927)                2,440
                                     ---------             ---------             ---------             ---------
    INCOME BEFORE INCOME TAXES          35,185               113,425              (101,348)              315,350

    PROVISION FOR INCOME TAXES          12,900                41,400               (38,200)              115,300
                                     ---------             ---------             ---------             ---------
    NET INCOME                      $   22,285            $   72,025            $  (63,148)           $  200,050
                                     =========             =========             =========             =========


      (Continued)


                                          Three Months Ended                            Nine Months Ended
                                             September 30,                                September 30,
                                   --------------------------------           ----------------------------------
                                       1999                 1998                  1999                   1998
                                   -----------          -----------           -----------             ----------

WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

BASIC                              1,979,773             1,971,522            1,979,773                 1,971,522
                                   =========             =========            =========                 =========

DILUTED                            1,979,773             1,977,292            1,980,369                 1,982,002
                                   =========             =========            =========                 =========

EARNINGS PER COMMON
AND COMMON EQUIVALENT
SHARES:

BASIC                                   $.01                  $.04                $(.03)                     $.10
                                         ===                   ===                  ===                       ===

DILUTED                                 $.01                  $.04                $(.03)                     $.10
                                         ===                   ===                  ===                       ===



                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                      September 30,               December 31,
ASSETS                                                                                     1999                       1998
------                                                                                ------------                ------------
CURRENT ASSETS
Cash                                                                                   $2,199,077                 $2,313,606
  Investment in available-for-sale securities                                             252,503                    215,778
  Trade receivables, less allowance
    for doubtful accounts of $19,500
    and $18,000, respectively                                                             658,741                    720,289
  Inventories                                                                             875,497                    974,612
  Prepaid expenses                                                                         74,987                     69,969
  Prepaid income taxes                                                                    120,489                     97,257
                                                                                        ---------                  ---------
TOTAL CURRENT ASSETS                                                                    4,181,294                  4,391,511

PROPERTY AND EQUIPMENT, NET                                                             1,722,785                  1,775,369

INVESTMENTS                                                                             2,021,739                  2,910,835
                                                                                        ---------                  ---------
TOTAL ASSETS                                                                           $7,925,818                 $9,077,715
                                                                                        =========                  =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                                         $      -0-                 $   44,843
  Accounts payable                                                                        114,247                    142,249
  Accrued expense                                                                         197,799                    182,938
  Deferred taxes                                                                            3,500                     12,800
                                                                                        ---------                  ---------
TOTAL CURRENT LIABILITIES                                                                 315,546                    382,830
                                                                                        ---------                  ---------
DEFERRED INCOME TAXES                                                                     253,100                    561,900
                                                                                        ---------                  ---------
SHAREHOLDERS' EQUITY:
  Common stock par value $.10 per share;
    Authorized 10,000,000 shares;
    issued 1,979,773 and 1,975,454
    Shares, respectively                                                                  197,977                    197,545
  Additional paid-in capital                                                              710,970                    702,576
  Retained earnings                                                                     5,967,976                  6,209,044
  Unrealized holding gain on investment
    Securities, net                                                                       480,249                  1,023,820
                                                                                        ---------                  ---------
    Total shareholders' equity                                                          7,357,172                  8,132,985
                                                                                        ---------                  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $7,925,818                 $9,077,715
                                                                                        =========                  =========
                                       4


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                              ----------------------------------
                                                                 1999                    1998
                                                              ----------              ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                               $ 4,337,400             $ 4,783,844
  Cash paid to suppliers and employees                        (4,258,217)             (4,546,929)
  Interest received                                               65,172                  83,206
  Income taxes paid                                                5,668                 (46,725)
                                                              -----------             ----------
    Net cash provided by operating activities                    150,023                 273,396
                                                              ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of investment in
    Available-for-sale securities                                  1,185                  31,098
  Purchase of property and equipment                             (51,800)                (86,005)
  Notes receivable                                                   -0-                   1,034
                                                              ----------              ----------
    Net cash (used in) investing activities                      (50,615)                (53,873)
                                                              ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                (177,920)               (177,156)
  Payments on short-term borrowings                              (44,843)               (145,479)
  Proceeds from issuance of stock                                  8,826                  21,051
                                                              ----------              ----------
    Net cash (used in) financing activities                     (213,937)               (301,584)
                                                              ----------              ----------
      Increase (decrease) in cash                               (114,529)                (82,061)
CASH AND CASH EQUIVALENTS
  Beginning                                                    2,313,606               2,536,685
                                                              ----------              ----------
  End                                                        $ 2,199,077             $ 2,454,624
                                                              ==========              ==========
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income                                                   $   (63,148)            $   200,050
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                                104,384                 102,386
    Provision for losses on trade receivables                     (6,750)                 15,750
  Realized (gain) loss on sale of marketable
      securities                                                  (1,185)                (23,748)
      (Increase) decrease in:
      Trade receivables                                           68,298                  61,182
      Inventory                                                   99,115                (147,853)
      Prepaid expenses                                            (5,018)                   (611)
      Prepaid income taxes                                       (23,232)                 68,575
    Increase (decrease) in:
      Accounts payable                                           (28,002)                 90,551
      Accrued expenses                                            14,861                 (92,886)
      Deferred income taxes                                       (9,300)                      0
                                                              ----------              ----------
Net cash provided by operating activities                    $   150,023             $   273,396
                                                              ==========              ==========
NONCASH INVESTING AND FINANCING ACTIVITIES

  Unrealized gain(loss) on marketable securities                (852,371)             (1,542,493)
                                                              ----------              ----------
    Total noncash investing and financing                    $  (852,371)            $(1,542,493)
                                                              ==========              ==========

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The Company's sales for the third quarter decreased 10.0% and 9.6%, respectively for the third quarter and the nine months of 1999 as compared to the same periods of 1998. Each operating segment shared in the declining sales for the third quarter of 1999. Slowed sales continued for the Controls division as a result of both the residual effects of the Asian currency crisis and customer distractions caused by Year 2000 planning strategies. Businesses are holding back investments in plant and equipment improvements while they address their own Y2K issues. In addition, price reductions to enhanced higher-end control products are challenging the market of the Controls segment. The Controls segment did, however, notice a resurgence in late August and September customer sales. AutoData is awaiting an impending market application in the healthcare industry initially scheduled for release during the first half of 1999. The anticipated Medicare/Medicaid certified application would require the reporting of statistical data on a state-by-state level.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 33.6% decrease in sales during the nine months of 1999. The decline in sales reflects the discontinued buying of the two-gas torch by its largest customer, Radio Shack. Current sales have required the restructuring of Microflame operations to a positive income producing level.

Cost of sales decreased, but increased as a percentage of sales when compared to a year ago. The decreased margins resulted from both increased labor and material costs in the production monitoring divisions and increased sales in the AutoData division which carries a higher cost of sales. The Company also made a $30,000 charge to the Microflame inventory based on declining sales activity.

Operating expenses increased 3.4% during the nine months of 1999 when compared to the same period of 1998. The increased expenses occurred in administrative and research and development areas. Administrative expenses increased primarily from both software enhancements needed for Y2K compliance and legal costs associated with employee benefit plan revisions. Research and Development expenses increased in both the Speed Monitoring and AutoData divisions. Both segments continue to work aggressively toward new product development.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, working capital decreased $142,933 to a total of $3,865,748. The decrease in the fair market value of marketable securities resulted from the decreased quoted market price of certain securities. In addition, the Company holds investments in securities that are not readily marketable. These securities are included in the caption `Investments' at their original cost. Management believes that the current fair value of these investments exceeds the original cost. Accounts receivable decreased due to lower sales levels. Inventory and accounts payable decreased as a result of the sales decline. In addition, the employee stock purchase plan generated $8,826 during 1999. The Company made three dividend payments of

$59,264, $59,264 and $59,392 during the nine months of 1999. In addition, the Company invested an additional $51,800 in office and manufacturing equipment. The Company believes it can pay projected capital and operating expenses out of income and current reserves. The cost related to year 2000 conversion is not material to the Company.

YEAR 2000

The Company is aware of the computer difficulties that the new millennium presents for the Year 2000 (`Y2K'). The Y2K millennium problem will virtually affect every computer operation in some form. Consequently, the Company has been examining all internal processes using date-related data and the programming code used in our computer systems since mid 1997. The first phase has been completed and subsequently major internal systems have been upgraded to Y2K readiness. Several electronic control products are designed with microprocessors, but do not require date or time based processing in their operations. AutoData software is Y2K compliant with two minor exceptions to the PRO product that will be resolved prior to the 1999 year end. The Company will continue to evaluate and test for additional issues as they arise. The second phase is in progress and includes a formalized communication with critical suppliers to confirm their Y2K readiness. To date, confirmations received from the Company's vendors indicating that plans are being developed to address processing of transactions in the Year 2000 have not been evaluated.

The Company cannot predict the outcome of other companies' corrective Y2K efforts. At this time, the Company believes the worst-case scenario is temporary disruption in channels of distribution of products and demand of end user customers who become distracted by other Y2K problems. The Company does not believe that this scenario will occur, but if it does, the Company does not expect that it would have a material effect on the Company's financial position or results. Contingency plans will be prepared to allow for continued operation of critical business operations on January 1, 2000 and beyond. In addition, remaining Y2K costs are not expected to be significant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

PART II  OTHER INFORMATION

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

Item 5.  Other Information

         The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company: the uncertainty of market acceptance of products of the Company's AutoData Systems division which is in the continuing stage of development; fluctuations and declines in operating results of the Company's Drive Control Systems, Speed Monitoring and Microflame divisions; fluctuations in the value of the Company's investments, particularly PPT Vision, and sales of such investments; competition, particularly with regard to the pricing of products; the Company's ability to develop new products; and dependence on suppliers. For additional information, please see the Company's Annual Report on Form 10-KSB.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.  Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1999.



         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                               ELECTRO-SENSORS, INC.



Date  November 4, 1999                         By   Bradley D. Slye
                                                    Bradley D. Slye, President



Date  November 4, 1999                         By   Mark D. Laumann
                                                    Mark D. Laumann, Treasurer
                                                   (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended September 30, 1999

Exhibit No.                                    Description
    27                                   Financial Data Schedule