Form 10KSB40
period 1999-12-31
ELECTRO SENSORS INC
filed 2000-03-29
CIK 351789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1999 were $5,682,301.

The aggregate market value of the Issuer's Common Stock held by non-affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) as of March 17, 2000, was approximately $3,635,000 based on the closing sale price of the Issuer's Common Stock on such date).

Shares of Common Stock, $.10 par value, outstanding on March 17, 2000: 1,990,108

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated into Part II of this Form 10-KSB. Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                                      INDEX


PART I                                                                      Page
                                                                            ----
    Item 1.  Description of Business........................................   1
    Item 2.  Description of Property........................................   9
    Item 3.  Legal Proceedings..............................................   9
    Item 4.  Submission of Matters to a Vote of Security Holders............   9

PART II

    Item 5.  Market for Common Equity and Related
                    Stockholder Matters.....................................   9
    Item 6.  Management's Discussion and Analysis or
                    Plan of Operation.......................................   9
    Item 7.  Financial Statements...........................................  10
    Item 8.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.....................  10

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act.......  10
    Item 10. Executive Compensation.........................................  11
    Item 11. Security Ownership of Certain Beneficial Owners
                    and Management..........................................  11
    Item 12. Certain Relationships and Related Transactions.................  11
    Item 13. Exhibits and Reports on Form 8-K...............................  11

Signatures   ...............................................................  12

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

         1. Speed Monitoring Systems. The Company's traditional products have compared machine revolutions per minute or speed against acceptable rates as determined by the customers. The monitors generally have the same general operating principle and use a non-contacting sensing head that translates the speed at which a shaft rotates into analog readouts. The systems include both the sensing device and a signal-generating pulser disc or wrap that attaches to the rotating shaft. The systems vary in complexity from a simple system that detects gross slow-downs or stoppages to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring a single critical shaft speed. In 1987, the Company created a separate Drive Control Systems Unit to market products that regulate machine speeds. The Company's Controls Division's traditional products remain in the "Speed Monitoring Systems Unit."

         The Speed Monitoring Systems monitoring controls include a line of digital products that translate sensor impulses from its production monitoring systems into digital readouts indicating production counts or rates, such as parts, gallons, or board feet. Speed Monitoring Systems also manufactures and sells alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals, computer inputs, or digital displays that are understandable to and usable by the customer.

         Speed Monitoring Systems manufactures and sells two production monitoring devices that do not operate by measuring shaft speeds. These devices are the tilt switch and vibration monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity, for example, when grain fills a silo. A vibration monitor will alert an operator when the vibration in a production system exceeds a certain level.

         Speed Monitoring Systems production monitoring systems are sold to businesses in all major standard industrial classifications, including food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

         Speed Monitoring Systems markets its speed monitoring systems primarily through five home office salespeople who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

         The Company advertises its products in national industrial periodicals that cover a wide range of industrial products.

         2. Drive Control Systems

         The Company has developed and introduced products that not only monitor machine operation levels, but that also regulate the speed of related machines in the same production sequence to ensure that the performance of the various machines is coordinated. The distinct features have allowed the Company to market these products under the Drive Control Systems name due to the intricate customer needs.

         Drive Control Systems markets a line of digital control products for motors that require a complete closed loop control P.I.D. (proportional integral derivative). The closed loop controllers increase production speed and reduce waste. Product samples are the MicroSpeed, MS332, and MicroLength closed loop controllers. The MicroSpeed functions as a speed control for motors transporting variable loads, mixing chambers that combine raw materials in varying ratios and accordingly require varying speed ratios, and screw conveyor feeding systems. For example, the MicroSpeed will digitally establish a designated motor speed and maintain that speed regardless of loading. The MS332 functions as a fully digital, bi-directional event synchronizer for motors requiring precise control of speed and angular position with no gain or loss of shaft revolution. The MS332 digitally synchronizes the speed of two or more motors to maintain the continuous position relationship between the independent motor applications. The MicroLength functions as a position/length controller designed specifically to replace preset counter systems by improving accuracy and cycle time efficiencies. Typical MicroLength applications include cut-to-length and material feed applications. The MicroLength converts shaft speed feedback into given length motor advancement.

         In 1988, the Company entered into a sales agreement with MKS MaschinenKontroll Systeme GmbH ("MKS"), the West German manufacturer of a Synchronous Drive Controller ("SDC") product line giving the Company exclusive rights to distribute in the United States the drive control products manufactured by MKS. MKS is the manufacturer of the Synchronizer, a drive control product that coordinates a number of motors in a production machine. The Synchronizer was designed for use as a precision speed reference for use with DC regenerative drives. The MKS product line enables manufacturers to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors that includes draw control involving web processes, precision conveyors and electronic line shaft applications.

         The Drive Control Systems product sales accounted for approximately 16% in 1997, 17% in 1998, and 15% in 1999. The Company expects to continue to expend resources in 1998 in development and marketing of products for its Drive Control Systems division.

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

         The system offers customers a new data entry solution that converts information from forms into a text file compatible with most computer databases. This intelligent, data entry alternative saves time, strain and money compared to the current method of manual data entry. The basis of the handprint reading capability is the Associative Pattern Memory(TM) (APM), a patented, pattern recognition algorithm. The APM is a trainable, neural network based memory that was incorporated in a Windows Dynamic Link Library (DLL). This DLL is the foundation of the two products marketed by AutoData Systems.

         AutoData Systems became an operating unit in January 1993. The first software package, AutoData PRO(TM), was released in May 1993. This software was designed for the end user. AutoData PRO served as a utility software package designed to process only check mark and hand print information from scanned forms. The software would allow the user to export the data in an ASCII file format. In September 1993, AutoData PRO II was released as an upgrade along with AutoData SDK. AutoData SDK II allows Windows developers to embed the AutoData DLL into their application in order to provide automated data entry from scanned or faxed forms. AutoData released Survey in 1996. Survey is a software package that utilizes the check mark recognition technology to automate the data entry processing of responding participant questionnaires. AutoData has directed Survey toward the Healthcare industry. Recently, AutoData has released Scannable Office, a new software package that combines the forms processing and character recognition technology with the versatility of Microsoft Office suite. The software enhances

Microsoft Word with tools to create scannable forms effortlessly. Scannable Office "reads" and automatically places extracted data directly into an Excel spreadsheet or Access database utilizing only a PC and scanner.

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

         (2) MARKETING AND DISTRIBUTION.

         Speed Monitoring Systems markets its speed monitoring systems primarily through five home office salespeople who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

         In 1987, the Company reorganized its Controls Division and created a "Drive Control Systems" unit through which its closed loop controls and SDC are marketed. The Company has established a separate marketing process for the Drive Control Systems unit products, which are marketed through manufacturers' representatives, integrators, and in-house application personnel.

         The AutoData Systems division markets its products primarily through four home office salespeople who deal directly with customers, and a number of non-exclusive distributors located throughout the United States, Canada, Europe and Asia.

         Microflame's products are sold both directly by the Company and through manufacturers' representatives. Direct sales are made to both domestic and international accounts. These accounts consist of hobby, hardware, electronic, jewelry repair, do-it-yourselfers and other miscellaneous accounts. Examples of miscellaneous accounts are catalog and mail order houses, premium and incentive gift outlets, government and industrial users, and dental and optical users. There are also a few dealers and consumers with whom the Company deals directly because they are located in pockets of the country not served by existing sales outlets.

         The Company uses two manufacturers' representatives in the sale of its Microflame products, each of whom has an exclusive territory within the United States. These representatives collectively have a network of wholesale distributors and dealers in the hobby, hardware and electronics fields and are responsible for seeking out additional qualified new distributors.

         (3) STATUS OF NEW PRODUCTS.

         See Item (10) below.

         (4) COMPETITION.

         The potential market for the Company's monitoring products includes a broad range of industrial and commercial businesses. Design, quality, and multiplicity of application, rather than price, are the focus of competition in selling these products. The Company has substantial competition for its production monitoring systems. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are Danaher Controls, Red Lion Controls, Control Concepts, 4B Elevator Components Ltd., Durant Corp. and Contrex, Inc. The Company's competitive advantages are that its products are sold as ready-to-install units and that its products have a wide range of applications. The Company's major disadvantages include the fact that its major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

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

              Manufacturing Source           Percentage
              --------------------           ----------

              Leland Limited, Inc.             27.7%
              Nippon Tansan Gas Company,       72.3%
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

         (7) PATENTS AND TRADEMARKS.

         The Company holds no patents, concessions, licenses or franchises that relate to its production monitoring systems; however, AutoData has obtained six patents related to recognition technology.

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

         (10) RESEARCH AND DEVELOPMENT.

         The Company has spent the following amounts on research and development during the past two fiscal years:

                                 1999: $830,134
                                 1998: $667,461

These expenditures were incurred by the Controls Division and AutoData Systems. The Company is not conducting research and development with respect to products sold by its Microflame subsidiary. The Company's development projects are undertaken based upon the identified specific needs of the Company's customer base.

         During fiscal 1999 the Company has continued to fund the AutoData Systems development activities. The project goal is to create low cost software based systems that enable computers to accurately read hand printed characters. In January 1992, the Company acquired an exclusive license from PPT Vision, Inc.
(PPT) which offers the Company protection of the algorithm necessary for the reading technology. The Company has also developed two recognition patents.

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

         (12) EMPLOYEES.

         As of March 1, 2000, the Company had 38 employees, one of whom is engaged by its Microflame subsidiary and 37 of whom are engaged in work for its Controls Division.

                              CAUTIONARY STATEMENTS

         The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect." "intend." "may," "could," "will" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligation to update any forward-looking statement.

         UNCERTAINTY OF MARKET ACCEPTANCE OF NEW DIVISION. The Company's AutoData Systems division is in an early stage of development. There can be no assurance that Company will be able to successfully market the products offered by the AutoData Systems division. The ability of the Company to achieve acceptable growth will be highly dependent on market acceptance of these products.

         FLUCTUATIONS IN OPERATING RESULTS. The Company's AutoData Systems division has experienced an increase in sales; however, the Company's Speed Monitoring division, Drive Control Systems, and the Company's subsidiary, Microflame, Inc., have experienced sales declines. Sales by the AutoData Systems division have been, and are expected to continue to be, subject to quarterly fluctuations due to product competition and acceptance. There can be no assurance that the AutoData Systems division sales will continue to increase or that sales by the Speed Monitoring division, Drive Control Systems or Microflame, Inc. will improve.

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

         The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate accumptions.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company owns and occupies a 25,000 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility.


ITEM 3. LEGAL PROCEEDINGS

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Section entitled "Price Range of Common Stock" in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference. Although there were [192] shareholders of record as of March 11, 2000, the Company has approximately [550] beneficial shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS

         The Company's financial statements and notes contained in the 1999 Annual Report to Shareholders are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and positions of the Company's executive officers are as follows:

         Name                 Age         Office
         ----                 ---         ------

         Bradley D. Slye      40          Chairman of the Board of
                                           Directors and President

         Peter R. Peterson    66          Secretary and Director

         Mr. Slye has been the Chairman of the Board and President of the Company since January 1997. Mr. Slye has served as a Design Engineer for the Company since 1987 and as Engineering Manager since 1990. Mr. Slye is a director of August Technology.

         Mr. Peterson has served as Secretary of the Company since 1973 and served as Chairman of the Board from 1969 to January 1989. Mr. Peterson is also a director of PPT Vision, Inc.

         The executive officers of the Company are elected each year by the Board of Directors at its first meeting or by written action following the annual meeting of shareholders to serve during the following year or until their successors are elected and qualified.

         The information required by Item 9 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" on page following signatures.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECTRO-SENSORS, INC.
                                       ("Registrant")


Dated: March 27, 2000                  By:   /s/ Bradley D. Slye
                                          --------------------------------------
                                          Bradley D. Slye,
                                          President

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

           Signature                      Title                       Date
           ---------                      -----                       ----

/s/ Bradley D. Slye          Chairman, President and Director    March  27, 2000
-------------------------    (Chief Executive Officer and
Bradley D. Slye              Principal Accounting Officer)


/s/ Peter R. Peterson        Director and Secretary              March  27, 2000
-------------------------
Peter R. Peterson


/s/ John S. Strom            Director                            March  27, 2000
-------------------------
John S. Strom

           Signature                      Title                       Date
           ---------                      -----                       ----

/s/ Joseph A. Marino         Director                            March  27, 2000
-------------------------
Joseph A. Marino


/s/ Geoffrey W. Miller       Director                            March  27, 2000
-------------------------
Geoffrey W. Miller

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year
ended December 31, 1999                              Commission File No.: 0-9587
--------------------------------------------------------------------------------

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

13          1999 Annual Report to Shareholders

21          Subsidiaries of Registrant:

            Name                       State of Incorporation
            ----                       ----------------------

            Microflame, Inc.                  Minnesota
            ESI Investment Co.                Minnesota
            Senstar Corporation               Minnesota




-----------------
* Incorporated by reference to a previously filed report or document--SEC File No. 0-9587
**Management contract or compensatory plan or arrangement

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