Form 10QSB
period 2000-03-31
ELECTRO SENSORS INC
filed 2000-05-15
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


Shares of $.10 par value common stock outstanding at May 9, 2000:  1,990,108

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

                                                Three Months Ended
                                                    March 31,
                                                -------------------
                                              2000                  1999
                                              ----                  ----
    SALES                                  $1,780,400            $1,587,585

    COST OF SALES                             672,597               687,098
                                           ----------            ----------
    GROSS MARGIN                            1,107,803               900,487
                                           ----------            ----------
    OPERATING EXPENSES:
      Selling expense                         364,831               497,585
      Administrative expense                  227,337               173,330
      Research and development                222,537               183,376
                                           ----------            ----------
    TOTAL OPERATING EXPENSES                  814,705               854,291
                                           ----------            ----------
    INCOME FROM OPERATIONS                    293,098                46,196
                                           ----------            ----------
    OTHER INCOME (EXPENSE):
      Interest income                          28,694                21,524
      Other                                   (65,266)              (24,857)
                                           ----------            ----------
    TOTAL OTHER INCOME                        (36,572)               (3,333)
                                           ----------            ----------
    INCOME BEFORE INCOME TAXES                256,526                42,863

    PROVISION FOR INCOME TAXES                 92,550                14,500
                                           ----------            ----------
    NET INCOME                             $  163,976            $   28,363
                                           ==========            ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

BASIC                                       1,987,858             1,976,273
                                           ==========            ==========
DILUTED                                     1,987,858             1,976,273
                                           ==========            ==========
EARNINGS PER COMMON
AND COMMON EQUIVALENT
SHARES:

BASIC                                            $.08                  $.01
                                                 ====                  ====
DILUTED                                          $.08                  $.01
                                                 ====                  ====

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,   December 31,
ASSETS                                               2000         1999
                                                   --------    -----------
CURRENT ASSETS
Cash                                              $2,454,604   $2,507,689
  Investment in available-for-sale securities        196,896      254,699
  Trade receivables, less allowance
    for doubtful accounts of $30,900
    and $23,000, respectively                        764,178      682,015
  Inventories                                        885,682      867,144
  Prepaid expenses                                    50,745       86,166
  Prepaid income taxes                                   -0-      125,609
  Deferred tax asset                                  20,000          -0-
                                                  ----------   ----------
TOTAL CURRENT ASSETS                               4,372,105    4,523,322

PROPERTY AND EQUIPMENT, NET                        1,675,995    1,690,387

INVESTMENTS                                        3,857,683    2,164,902
                                                  ----------   ----------
TOTAL ASSETS                                      $9,905,783   $8,378,611
                                                  ==========   ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   142,194      144,324
  Customer deposits                                   59,225      353,645
  Accrued expense                                    226,863      142,050
  Accrued income taxes                                 1,941          -0-
  Deferred taxes                                         -0-        1,500
                                                  ----------   ----------
TOTAL CURRENT LIABILITIES                            430,223      641,519
                                                  ----------   ----------
DEFERRED INCOME TAXES                                669,400      297,100
                                                  ----------   ----------
SHAREHOLDERS' EQUITY:
  Common stock par value $.10 per share;
    Authorized 10,000,000 shares;
    issued 1,990,108 and 1,985,608
    Shares, respectively                             199,011      198,561
  Additional paid-in capital                         731,668      720,306
  Retained earnings                                6,054,495    5,949,317
  Accumulated other comprehensive income           1,820,986      571,808
                                                  ----------   ----------
    Total shareholders' equity                     8,806,160    7,439,992
                                                  ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $9,905,783   $8,378,611
                                                  ==========   ==========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                      2000             1999
                                                      ----             ----
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                    $1,403,817       $1,496,225
  Cash paid to suppliers and employees            (1,418,154)      (1,473,478)
  Interest received                                   28,694           21,524
                                                  ----------       ----------
    Net cash provided by operating activities         14,357           44,271
                                                  ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (20,456)         (19,736)
                                                  ----------       ----------
    Net cash (used in) investing activities          (20,456)         (19,736)
                                                  ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                     (58,798)         (59,264)
  Payments on short-term borrowings                      -0-          (44,843)
  Proceeds from issuance of stock                     11,812              -0-
                                                  ----------       ----------
    Net cash (used in) financing activities          (46,986)        (104,107)
                                                  ----------       ----------
      Increase (decrease) in cash                    (53,085)         (79,572)

CASH AND CASH EQUIVALENTS
  Beginning                                        2,507,689        2,313,606
                                                  ----------       ----------
  End                                            $ 2,454,604      $ 2,234,034
                                                  ==========       ==========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income                                       $   163,976      $    28,363
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                     34,848           36,095
    Provision for losses on trade receivables         (7,900)           8,250
      (Increase) decrease in:
      Trade receivables                              (74,263)         (91,316)
      Inventory                                      (18,538)          31,257
      Prepaid expenses                                35,421          (15,894)
      Prepaid income taxes                           125,609           14,500
    Increase (decrease) in:
      Accounts payable                                (2,130)          18,577
      Customer deposits                             (294,420)             -0-
      Accrued expenses                                84,813           14,439
      Accrued income taxes                             1,941              -0-
      Deferred income taxes                          (35,000)             -0-
                                                  ----------       ----------
Net cash provided by operating activities         $   14,357       $   44,271
                                                  ==========       ==========
NONCASH INVESTING AND FINANCING ACTIVITIES

  Unrealized gain(loss) on marketable securities  (1,634,978)         (88,885)
                                                  ----------       ----------
    Total noncash investing and financing        $(1,634,978)     $   (88,885)
                                                  ==========       ==========

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The Company's sales for the first quarter increased 12.1% to $1,780,400 as compared to $1,587,585 the first quarter of 1999. This increase resulted principally in the Speed monitoring division where during the first quarter of 2000 the speed monitoring division completed a large shipment to a significant end user. This order started shipment late in the forth quarter of 1999 and was completed early in the first quarter.

AutoData sales of its survey product decreased when compared to 1999. Customers purchased the product early in 1999 in anticipation of Medicare/Medicaid mandated healthcare reporting requirements. However the reporting requirements were delayed during the second quarter of 1999. AutoData concentrated significant efforts in developing an advanced office productivity tool called Scannable Office during the last six months of 1999 and the first quarter of 2000. This software product combines the Company's forms processing and character recognition technology with the versatility of the Microsoft's Office suite. Scannable Office "reads" and automatically places extracted data directly into an Excel spreadsheet or Access database utilizing only a PC and scanner. AutoData is working aggressively to establish a marketing mix capable of securing the lead position in an evolving market.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 14.8% decrease in sales during the first three months of 2000. The decline in sales reflects the discontinued buying of the two-gas torch by its largest customer, Radio Shack. Current sales volume has required the restructuring of Microflame operations. This restructuring of Microflame's operations, which was initiated in 1999, included the consolidation of its operations into the company's main facilities and a reduction in administrative personnel. Despite the continued decline in the division's revenues it contributed a small profit as a result of the positive effects of the restructuring.

Company wide cost of sales decreased, and also decreased as a percentage of sales when compared to a year ago. The increased product profit margins resulted from the benefits realized from the changes in Microflame's operations and the increased volume in the Speed Monitoring division.

Operating expenses decreased 4.6% during the first three months of 2000 when compared to the same period of 1999. Increases in administrative and research and development expenses were more than offset by decreases in selling expenses. The Company delayed AutoData's marketing expenses until completion of its Scannable Office product. Selling expenses also decreased in both Speed Monitoring and Drive Controls. The Company had increased its marketing expenditures to improve and update both divisions' marketing and media materials in 1999. Research and Development expenses increased in the Speed Monitoring, Drive Control, and AutoData divisions. All three segments continue to work aggressively toward new product development.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate strong cash flows from operations. Working capital and funds for capital expenditures have been provided through current earnings. These funds have been placed in secure short-term investments. The funds are being used primarily for dividend distributions, working capital needs and general corporate purposes, which may include acquisitions. Accounts receivable increased due to AutoData shipment of its Scannable Office late in the quarter. Accounts payable increased slightly from timing differences. The customer deposits resulting from customer prepayments for plant upgrade orders and for Scannable Office decreased as a result of the shipment of these orders in the first quarter 2000.

The Company experienced an increase in investments and the related accumulated other comprehensive income due to an increase in unrealized gain on investment securities. This increase resulted primarily from the Company's holding of PPT Vision. The Company has made investments in developing start-up companies in the hopes of helping new business ideas reach their full potential. One such company, August Technology Corporation, recently started the process of registering their securities with the Securities Exchange Commission for sale in an offering. At this point we are unable to predict the outcome of the registration process or the market's acceptance of this offering, but we are hopeful that the value of the Company's investment will increase as a result.

The company carries its investments in unregistered closely-held securities on its balance sheet at cost which may not reflect the investments' fair value at any give time. The Company believes that the current fair value of the investments in unregistered holdings exceeds its carrying value. The carrying value of the Company's investments in marketable securities should be expected to fluctuate with changes in the market value of the individual investments.

The company does not anticipate the need for additional working capital from outside sources. Also, the Company declared a second quarter cash dividend payable in May 2000.

During the first three months ended March 31, 2000, working capital increased $60,079 to a total of $3,941,882. The increase in the fair market value of marketable securities resulted from the increased quoted market price of certain securities.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material developments in previously reported legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.  Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                               ELECTRO-SENSORS, INC.



Date  May 10, 2000                             By  /s/ Bradley D. Slye
                                                   Bradley D. Slye, President

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended March 31, 2000

Exhibit No.                                    Description
    27                                   Financial Data Schedule