Form 10QSB
period 2000-06-30
ELECTRO SENSORS INC
filed 2000-08-14
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


Shares of $.10 par value common stock outstanding at July 31, 2000: 2,006,708

Part I. Financial Information

The interim financial statements included in this form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

         ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

         CONSOLIDATED INCOME STATEMENTS
         (Unaudited)

                                               Three Months Ended                      Six Months Ended
                                                    June 30,                               June 30,
                                               ------------------                      ----------------
                                            2000              1999                 2000              1999
                                            ----              ----                 ----              ----

SALES                                  $1,373,799          $1,318,634          $3,154,199          $2,906,219

COST OF SALES                             552,571             616,879           1,225,168           1,303,977

GROSS MARGIN                              821,228             701,755           1,929,031           1,602,242

OPERATING EXPENSES:
  Selling expense                         345,162             444,724             709,993             942,309
  Administrative expense                  194,912             237,894             422,249             411,224
  Research and development                213,831             190,530             436,368             373,906

TOTAL OPERATING EXPENSES                  753,905             873,148           1,568,610           1,727,439
                                       ----------          ----------          ----------          ----------
INCOME(LOSS) FROM OPERATIONS               67,323            (171,393)            360,421            (125,197)
                                       ----------          ----------          ----------          ----------
OTHER INCOME(EXPENSE)
  Interest income                          29,542              20,993              58,236              42,517
  Other                                   (21,657)            (28,996)            (86,923)            (53,853)
                                       ----------          ----------          ----------          ----------
TOTAL OTHER INCOME(EXPENSE)                 7,885              (8,003)             28,687             (11,336)
                                       ----------          ----------          ----------          ----------
INCOME(LOSS) BEFORE INCOME TAXES           74,608            (179,396)            331,734            (136,533)

PROVISION FOR INCOME TAXES                 25,875             (65,600)            118,425             (51,100)
                                       ----------          ----------          ----------          ----------
NET INCOME(LOSS)                       $   49,333          $ (113,796)         $  213,309          $  (85,433)
                                       ==========          ==========          ==========          ==========


(Continued)




                                                         Three Months Ended                          Six Months Ended
                                                              June 30,                                   June 30,
                                                  -----------------------------------       -----------------------------------
                                                     2000                1999                  2000                  1999
                                                  ----------          ---------------       ----------         ----------------

WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

  BASIC                                           1,992,630              1,979,773           1,990,256              1,979,773
                                                 ==========            ===========          ==========            ===========
  DILUTED                                         2,058,941              1,981,106           2,040,949              1,981,106
                                                 ==========            ===========          ==========            ===========

EARNINGS PER COMMON
 AND COMMON EQUIVALENT
  SHARES:

BASIC                                            $      .02            $      (.05)         $      .11            $      (.04)
                                                 ==========            ===========          ==========            ===========
DILUTED                                          $      .02            $      (.05)         $      .10            $      (.04)
                                                 ==========            ===========          ==========            ===========


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        June 30,              December 31,
                                                                                         2000                     1999
                                                                                        --------              ------------
ASSETS

CURRENT ASSETS
  Cash                                                                                 $2,638,052               $2,507,689
  Investment in available-for-sale securities                                           3,140,908                  254,699
  Trade receivables, less allowance
    for doubtful accounts of $37,600
    and $23,000, respectively                                                             686,172                  682,015
  Inventories                                                                             959,034                  867,144
  Prepaid expenses                                                                         38,046                   86,166
  Prepaid income taxes                                                                        -0-                  125,609
                                                                                     ------------              -----------
TOTAL CURRENT ASSETS                                                                    7,462,212                4,523,322

PROPERTY AND EQUIPMENT, NET                                                             1,651,289                1,690,387

INVESTMENTS                                                                            24,671,880                2,164,902
                                                                                     ------------              -----------
TOTAL ASSETS                                                                          $33,785,381               $8,378,611
                                                                                     ============              ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $  148,022               $  144,324
  Customer deposits                                                                           -0-                  353,645
  Accrued expense                                                                         273,177                  142,050
  Income taxes payable                                                                     94,150
  Deferred taxes                                                                        1,013,969                    1,500
                                                                                     ------------              -----------
TOTAL CURRENT LIABILITIES                                                               1,529,318                  641,519
                                                                                     ------------              -----------
DEFERRED INCOME TAXES                                                                   8,168,240                  297,100
                                                                                     ------------              -----------
SHAREHOLDERS' EQUITY:
  Common stock - par value $.10 per share;
    Authorized 10,000,000 shares;
    issued 1,998,208 and 1,985,608
    shares, respectively                                                                  199,821                  198,561
  Additional paid-in capital                                                              757,054                  720,306
  Retained earnings                                                                     6,043,195                5,949,317
  Accumulated other comprehensive income                                               17,087,753                  571,808
                                                                                     ------------              -----------
    Total shareholders' equity                                                         24,087,823                7,439,992
                                                                                     ------------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $33,785,381               $8,378,611
                                                                                     ============              ===========

                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                         June 30,
                                                                      ----------------
                                                                 2000                1999
                                                                 ----                ----
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                             $ 2,796,397            $3,016,219
  Cash paid to suppliers and employees                      (2,744,162)           (2,984,030)
  Interest received                                             58,609                42,517
  Income taxes paid                                                -0-                 5,668
  Income tax refunds                                           131,540                   -0-
                                                           -----------            ----------
    Net cash provided by operating activities                  242,384                80,374
                                                           -----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                        (30,598)              (44,725)
                                                           -----------            ----------
      Net cash (used in) investing activities                  (30,598)              (44,725)
                                                           -----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                              (119,431)             (118,527)
  Payments on short-term borrowings                                -0-               (44,843)
  Proceeds from exercise issuance of common stock               38,008                 8,826
                                                           -----------            ----------
    Net cash (used in) financing activities                    (81,423)             (154,544)
                                                           -----------            ----------
      Increase (decrease) in cash                              130,363              (118,895)

CASH AND CASH EQUIVALENTS
  Beginning                                                  2,507,689             2,313,606
                                                           -----------            ----------
  End                                                       $2,638,052            $2,194,711
                                                           ===========            ==========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                  $  213,309            $  (85,433)
Adjustments to reconcile net income(loss) to net
  Cash provided by operating activities:
    Depreciation and amortization                               69,696                72,190
    Deferred taxes                                               6,367               (40,600)
      (Increase) decrease in:                                                        126,500
      Trade receivables                                         (4,157)              110,000
      Inventory                                                (91,890)               47,045
      Prepaid expenses                                          48,120               (17,341)
      Prepaid income taxes                                     125,609                (4,832)
    Increase (decrease) in:
      Accounts payable                                           3,698               (32,835)
      Accrued expenses                                         131,127                15,680
      Customer deposits                                       (353,645)                  -0-
      Income taxes payable                                      94,150                   -0-
                                                           -----------            ----------
Net cash provided by operating activities                      242,384            $   80,374
                                                           ===========            ==========
NONCASH INVESTING AND FINANCING ACTIVITIES
   Unrealized gain(loss) on marketable securities           25,393,187                 5,740
                                                           -----------            ----------
     Total noncash investing and financing                 $25,393,187            $    5,740
                                                           ===========            ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


During the quarter ended June 30, 2000, August Technology Corporation, a company for which Electro-Sensors had provided seed capital completed its initial public offering. Electro-Sensor's investment, which had been carried at its cost, is now reported on the balance sheet at its quoted market price. A significant portion of the Company's investment in August Technology is subject to various restriction on their sale. Investments with a value of $27,813,000 at June 30,2000 are included in the balance sheet as both currently available for sale and other assets.

RESULTS OF OPERATION

The Company's sales increased 4.2% and 8.5%, respectively, for the second quarter and first six months of 2000 when compared to the same periods of 1999. The Company's Production Monitoring segment continued its strong sales growth which started in December 1999. However, the overall sales increase within the Speed Monitoring segment were partially offset by sales decreases in the AutoData and Microflame operating segments. Increased sales for the Production Monitoring divisions have resulted from resumed buying by customers who had postponed capital expenditures until after year 2000 issues had passed. Businesses had been holding back investments in plant and equipment improvements while they addressed their Y2K issues. AutoData division introduced new products in late first and second quarters. The Company made a 15% reduction in its workforce during the second quarter of 1999 due to the declining sales activities. The benefits of these changes are being realized in year 2000.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 12% decrease in sales during the first six months of 2000 compared to 1999. The decline in sales reflects the discontinued buying of the two-gas torch by its largest customer. During 1999, the Company significantly reduced Microflame's operating costs. These efforts have been effective in returning MicroFlame to profitability despite the lower sales volume. Microflame generated net income of $9,000 for the first six months of 2000 versus a loss of $66,000 for 1999.

Cost of sales decreased as a percentage of sales when compared to a year ago. The increased margins resulted from changes initiated in 1999 for both labor and material costs. These changes have improved gross margins for all divisions. AutoData division introduced two new products in 2000. Both products have greater margins than their predecessors. During the second quarter of 1999, the Company also made a $30,000 charge to reduce Microflame's inventory for obsolete products.

Operating expenses decreased $159,000, or 9.2%, during the first six months of 2000 when compared to 1999, while sales increased 8.5% for the same period. Expenses increased in the Administrative and Research and Development areas. Administrative expenses increased in the first quarter 2000 primarily due to employee severance costs and increased effort in the development of speed monitoring products. The Company has expended considerable effort in developing new products and enhancing its old products. AutoData division completed the Scannable Office product during the first quarter of 2000.
As a result their research and development costs declined in the second quarter 2000.

The Company reported a net profit for the second quarter of 2000 and a net loss for the same period in 1999. The return to profitability was the direct result of improved sales in the Production Monitoring segment combined with reductions of operating expenses in MicroFlame and AutoData. The second quarter 1999 net loss was affected by the one-time charges related to operational changes. The increase in net income for 2000 reflects the results of these changes.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months ended June 30, 2000, working capital increased $2,051,091 to a total of $5,932,894. This increase in working capital resulted primarily from the increase in the fair market value of marketable securities net of deferred taxes. The Company holds an investment in August Technology, Inc., which completed its initial public offering during June 2000. Accounts receivable increased slightly due to higher sales levels. Inventory increased as the result of the release of two new products, "Scannable Office" and "Survey 2000." In addition, the Company generated $38,008 from the issuance of common stock during the first six months. The Company made two dividend payments, totaling $119,431, during the first six months of 2000. In addition, the Company invested an additional $30,598 in office and manufacturing equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

          a) The Annual Meeting of Shareholders was held April 26, 2000.

          b) Election of Directors as Follows:

                Peter R. Peterson  1,822,538 For   5,725 Withheld Authority
                Brad D. Slye       1,823,438 For   4,825 Withheld Authority
                John S. Strom      1,823,438 For   4,825 Withheld Authority
                Joseph A. Marino 1,823,438 For 4,825 Withheld Authority Geoffrey W. Miller 1,823,438 For 4,825 Withheld Authority

          c) Approval of Schweitzer Karon & Bremer LLC as independent Auditors.

                  1,822,638 For    5,125 Against    500 Abstain

             There were no other matters submitted to vote of shareholders during the period covered by this Form 10-QSB.

Item 5. Other Information

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company: the uncertainty of market acceptance of products of the Company's AutoData Systems division; fluctuations and declines in operating results of the Company's Drive Control Systems, Speed Monitoring and Microflame division; fluctuations in the value of the Company's investments, particularly PPT Vision, and August Technology Corporation and sales of such investments; competition, particularly with regard to the pricing of products; the Company's ability to develop new products; and dependence on suppliers. For additional information, please see the Company's Annual Report on Form 10-KSB.





Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             27.  Financial Data Schedule

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 2000



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                                    ELECTRO-SENSORS, INC.


Date  August 12, 2000               By   /s/ BRADLEY D. SLYE
                                         Bradley D. Slye, President
                                         (principal executive officer
                                         and principal financial
                                         and accounting officer)

                                EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                     For Fiscal Quarter Ended June 30, 2000

Exhibit No.                     Description
    27                      Financial Data Schedule