Form 10QSB
period 2000-09-30
ELECTRO SENSORS INC
filed 2000-11-13
CIK 351789

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Shares of $.10 par value common stock outstanding at November 4, 2000: 2,006,608

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

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                          Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,

                                      2000              1999              2000              1999
                                  -----------       -----------       -----------       -----------
SALES                             $ 1,503,980       $ 1,362,883       $ 4,658,179       $ 4,269,102

COST OF SALES                         579,575           586,327         1,804,743         1,890,304
                                  -----------       -----------       -----------       -----------

GROSS MARGIN                          924,405           776,556         2,853,436         2,378,798
                                  -----------       -----------       -----------       -----------

OPERATING EXPENSES:
    Selling expense                   356,946           368,929         1,066,939         1,311,238
    Administrative expense            192,897           144,087           615,146           555,311
    Research and development          217,012           227,764           653,380           601,670
                                  -----------       -----------       -----------       -----------

TOTAL OPERATING EXPENSES              766,855           740,780         2,335,465         2,468,219
                                  -----------       -----------       -----------       -----------

INCOME FROM OPERATIONS                157,550            35,776           517,971           (89,421)
                                  -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
     Investment securities                  0             1,185                 0             1,185
     Interest income                   32,188            22,655            90,424            65,172
     Other                             (5,589)          (24,431)           92,812           (78,284)
                                  -----------       -----------       -----------       -----------

TOTAL OTHER INCOME                     26,599              (591)           (2,088)          (11,927)
                                  -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES            184,148            35,185           515,883          (101,348)

PROVISION FOR INCOME TAXES             67,350            12,900           185,775           (38,200)
                                  -----------       -----------       -----------       -----------

NET INCOME                        $   116,799       $    22,285       $   330,108       $   (63,148)
                                  ===========       ===========       ===========       ===========


(Continued)

                                          Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,

                                      2000              1999              2000              1999
                                  -----------       -----------       -----------       -----------
WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
  EQUIVALENT SHARES:

BASIC                             2,006,433         1,979,773          2,004,153          1,979,773

DILUTED                           2,102,610         1,979,773          2,088,597          1,980,369

EARNINGS PER COMMON
AND COMMON EQUIVALENT
SHARES:

BASIC                                $.06              $ .01              $ .16             $ (.03)

DILUTED                              $.06              $ .01              $ .16             $ (.03)


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 September 30,     December 31,
                                                                     2000             1999
                                                                  -----------      -----------
ASSETS

CURRENT ASSETS
Cash                                                              $ 2,809,552      $ 2,507,689
  Investment in available-for-sale securities                       3,339,000          254,699
  Trade receivables, less allowance
    for doubtful accounts of $43,008
    and $19,500, respectively                                         679,906          682,015
  Inventories                                                         939,789          867,144
  Prepaid expenses                                                     56,819           86,166
  Prepaid income taxes                                                      0          125,609
                                                                  -----------      -----------

TOTAL CURRENT ASSETS                                                7,825,066        4,523,322

PROPERTY AND EQUIPMENT, NET                                         1,619,284        1,690,387

INVESTMENTS                                                        19,795,950        2,164,902
                                                                  -----------      -----------

TOTAL ASSETS                                                      $29,240,300      $ 8,378,611
                                                                  ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $   114,948      $   144,324
  Customer Deposits                                                     6,493          353,645
  Accrued expense                                                     285,892          142,050
  Income taxes payable                                                202,869                0
  Deferred taxes                                                    1,175,000            1,500
                                                                  -----------      -----------

TOTAL CURRENT LIABILITIES                                           1,785,202          641,519
                                                                  -----------      -----------

DEFERRED INCOME TAXES                                               6,546,125          297,100
                                                                  -----------      -----------

SHAREHOLDERS' EQUITY:
  Common stock par value $.10 per share;
    Authorized 10,000,000 shares;
    issued 2,006,708 and 1,985,608
    Shares, respectively                                              200,671          198,561
  Additional paid-in capital                                          778,704          720,306
  Retained earnings                                                 6,099,967        5,949,317
  Accumulated other comprehensive income                           13,829,631          571,808
                                                                  -----------      -----------

    Total shareholders' equity                                     20,908,973        7,439,992
                                                                  -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $29,240,300      $ 8,378,611
                                                                  ===========      ===========


                 ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                            2000               1999
                                                        ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Cash received from customers                          $  4,279,806       $  4,337,400
  Cash paid to suppliers and employees                    (4,043,491)        (4,258,217)
  Interest received                                           90,424             65,172
  Income taxes paid                                                0              5,668
  Income tax refund                                          131,540                  0
                                                        ------------       ------------
         Net cash provided by operating activities           458,279            150,023
                                                        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of investment in
    Available-for-sale securities                                  0              1,185
  Purchase of property and equipment                         (37,466)           (51,800)
                                                        ------------       ------------
    Net cash (used in) investing activities                  (37,466)           (50,615)
                                                        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                            (179,458)          (177,920)
  Payments on short-term borrowings                                0            (44,843)
  Proceeds from issuance of stock                             60,508              8,826
                                                        ------------       ------------
    Net cash (used in) financing activities                 (118,950)          (213,937)
                                                        ------------       ------------
      Increase (decrease) in cash                            301,863           (114,529)
CASH AND CASH EQUIVALENTS
  Beginning                                                2,507,689          2,313,606
                                                        ------------       ------------
  End                                                   $  2,809,552       $  2,199,077
                                                        ============       ============

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income                                              $    330,108       $    (63,148)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                            108,569            104,384
    Provision for losses on trade receivables                 23,508             (6,750)
  Realized (gain) loss on sale of marketable
      securities                                                   0             (1,185)
      (Increase) decrease in:
      Trade receivables                                      (21,399)            68,298
      Inventory                                              (72,645)            99,115
      Prepaid expenses                                        29,347             (5,018)
      Prepaid income taxes                                   125,605            (23,232)
    Increase (decrease) in:
      Accounts payable                                       (29,376)           (28,002)
      Customer deposits                                     (347,152)                 0
      Accrued expenses                                       143,842             14,861
      Income taxes payable                                   202,869                  0
                                                        ------------       ------------
      Deferred income taxes                                   34,997             (9,300)
                                                        ------------       ------------
Net cash provided by operating activities               $    458,279       $    150,023
                                                        ============       ============

NONCASH INVESTING AND FINANCING ACTIVITIES

  Unrealized gain(loss)on marketable securities
         net of deferred taxes                          $ 12,686,015       $ (1,542,493)
                                                        ============       ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

The Company's sales increased 10.4% and 9.1%, respectively, for the third quarter and first nine months of 2000 when compared to the same periods of 1999. The Company's Production Monitoring divisions continued their strong sales growth which started in December 1999. However, the overall sales increase within the Speed Monitoring segment were partially offset by sales decreases in Microflame and Drive Control operating segments. Increased sales for the combined Production Monitoring divisions have resulted from resumed buying by customers who had postponed capital expenditures until after year 2000 issues had passed. Businesses had been holding back investments in plant and equipment improvements while they addressed their Y2K issues. AutoData division introduced two new products in late first and second quarters. The introduction of these two new products by AutoData have resulted in a 59% sales increase for the quarter ended September 30, 2000 and 4.5% for the nine months then ended. The Company made a 15% reduction in its workforce during the second quarter of 1999 due to the decreased sales activities. The benefits of these changes are being realized in year 2000.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 9% decrease in sales during the first nine months of 2000 compared to 1999. The decline in sales reflects the discontinued buying of the two-gas torch by its largest customer. During 1999, the Company significantly reduced Microflame's operating costs. These efforts have been effective in returning Microflame to profitability despite the lower sales volume. Microflame generated net income of $17,000 for the first nine months of 2000 versus a loss of $63,000 for 1999.

Cost of sales decreased as a percentage of sales when compared to a year ago. The increased margins resulted from changes initiated in 1999 for both labor and material costs. These changes have improved gross margins for all divisions. AutoData division introduced two new products in 2000. Both products have greater margins than its previous product. During 1999, the Company also made a $30,000 charge to reduce Microflame's inventory for obsolete products.

Operating expenses decreased $133,000, or 5.4%, during the first nine months of 2000 when compared to 1999, while sales increased 9.1% for the same period. Expenses increased in the Administrative and Research and Development areas. The increase in administrative and research expenses during the third quarter 2000 were primarily due to employee severance costs and increased effort in the development of speed monitoring products. The Company has expended considerable effort in developing new products and enhancing its old products. AutoData division completed the Scannable Office product during the first quarter of 2000. As a result their research and development costs have declined since the first quarter 2000.

The improved profitability in the third quarter was the direct result of improved sales in the Production Monitoring and AutoData segments combined with reductions of operating expenses in Microflame and AutoData. The second quarter 1999 net loss was affected by the one-time charges related to operational changes. The increase in short-term interest rates also contributed slightly to the improved profits in 2000.

LIQUIDITY AND CAPITAL RESOURCES

During June 2000, August Technology, a company for which Electro-Sensors had provided seed capital completed its initial public offering. Electro-Sensor's investment, which had been carried at its cost, is now reported on the balance sheet at its quoted market price. A significant portion of the Company's investment in August Technology is subject to various restrictions on their sale. The Company's investments in various securities have a value of $23,134,950 at September 30, 2000 and are included in the balance sheet as both currently available for sale and other assets.

During the first nine months ended September 30, 2000, working capital increased $2,158,000 to a total of $6,040,000. This increase in working capital resulted primarily from the increase in the fair market value of marketable securities net of deferred taxes. Inventory increased as the result of the release of two new products, "Scannable Office" and "Survey 2000." In addition, the Company generated $60,500 from the issuance of common stock during the first nine months. The Company made three dividend payments, totaling $179,000, during the first nine months of 2000. In addition, the Company invested an additional $37,500 in office and manufacturing equipment.

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

         Company's AutoData Systems division which is in the continuing stage of development; fluctuations and declines in operating results of the Company's Drive Control Systems, Speed Monitoring and Microflame divisions; fluctuations in the value of the Company's investments, particularly PPT Vision and August Technology, and sales of such investments; competition, particularly with regard to the pricing of products; the Company's ability to develop new products; and dependence on suppliers. For additional information, please see the Company's Annual Report on Form 10-KSB.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.  Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ELECTRO-SENSORS, INC.



Date  November 7, 2000     By     /s/ Bradley D. Slye
                                 Bradley D. Slye, President
                                 (principal financial officer)

                                  EXHIBIT INDEX
                              ELECTRO-SENSORS, INC.
                                   FORM 10-QSB
                   For Fiscal Quarter Ended September 30, 2000

Exhibit No.                                    Description
    27                                   Financial Data Schedule