Form 10KSB
period 2000-12-31
ELECTRO SENSORS INC
filed 2001-04-02
CIK 351789

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 0-9587

ELECTRO-SENSORS, INC.
(Name of Small Business Issuer in its Charter)

Minnesota	41-0943459
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6111 Blue Circle Drive
Minnetonka, Minnesota 55343-9108
(Address of Principal Executive Offices; Zip Code)

Issuer's Telephone Number Including Area Code: (952) 930-0100

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.10 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

The issuer's revenues for the fiscal year ended December 31, 2000 were $6,009,753.

The aggregate market value of the Issuer's Common Stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) as of March 16, 2001, was approximately $3,336,743 based on the closing sale price of the Issuer's Common Stock on such date.

Shares of Common Stock, $0.10 par value, outstanding on March 16, 2001: 3,118,932

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated into Part II of this Form 10-KSB. Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): [  ] Yes [X] No

----- Page 1 -----

INDEX

Part I

Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

Signatures

----- Page 2 -----

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Electro-Sensors, Inc. (the "Company"), a Minnesota corporation, is engaged in three distinct business lines: (i) the manufacture and distribution of industrial production monitoring and process control systems through its Controls division, (ii) the manufacture and distribution of small as torches and related accessories through its Microflame, Inc. subsidiary, and (iii) the development and distribution of PC-based software for both automated survey processing and hand printed character recognition through its AutoData Systems division.

In addition, through its ESI Investment Co. subsidiary, the Company periodically invests in other businesses and companies. Although Electro-Sensors, Inc., through its ESI Investment Co. subsidiary, invests in other businesses or companies, Electro-Sensors, Inc. does not intend to become an investment company and intends to remain primarily an operating company. Unless indicated otherwise, the term "Company", when used herein, includes the Company and its subsidiaries.

NARRATIVE DESCRIPTION OF BUSINESS

(1) PRINCIPAL PRODUCTS AND MARKETS

PRODUCTION MONITORING SYSTEMS - CONTROLS DIVISION

The Company's Controls Division manufactures and sells several different types of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

Speed Monitoring Systems
The Company's traditional products have compared machine revolutions per minute or speed against acceptable rates as determined by the customers. The monitors generally have the same general operating principle and use a non-contracting sensing head that translates the speed at which a shaft rotates into analog readouts. The systems include both the sensing device and a signal-generating pulser disc or wrap that attaches to the rotating shaft. The systems vary in complexity from a simple system that detects gross slow-downs or stoppages to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring a single critical shaft speed. In 1987, the Company created a separate Drive Control Systems Unit to market products that regulate machine speeds. The Company's Controls Division's traditional products remain in the "Speed Monitoring Systems Unit."

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

----- Page 3 -----

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

Speed Monitoring Systems markets its speed monitoring systems primarily through four home office sales people who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

The Company advertises its products in national industrial periodicals that cover a wide range of industrial products.

Drive Control Systems
The Company has developed and introduced products that not only monitor machine operation levels, but that also regulate the speed of related machines in the same production sequence to ensure that the performance of the various machine(s) is coordinated. These distinct features have allowed the Company to market these products under the Drive Control Systems name due to the intricate customer needs.

Drive Control Systems markets a line of digital control products for motors that require a complete closed loop P.I.D. (proportional integral derivative) control. The closed loop controllers increase production speed and reduce waste. Product samples are the MicroSpeed, MS332, and MicroLength closed loop controllers. The MicroSpeed functions as a speed control for motors transporting variable loads, mixing chambers that combine raw materials in varying ratios and accordingly require varying speed ratios, and screw conveyor feeding systems. For example, the MicroSpeed will digitally establish a designated motor speed and maintain that speed regardless of loading. The MS332 functions as a fully digital, bi-directional event synchronizer for motors requiring precise control of speed and angular position with no gain or loss of shaft revolution. The MS332 digitally synchronizes the speed of two or more motors to maintain the continuous position relationship between the independent motor applications. The MicroLength functions as a position/length controller designed specifically to replace preset counter systems by improving accuracy and cycle time efficiencies. Typical MicroLength applications include cut-to-length and material feed applications. The MicroLength converts shaft speed feedback into given length motor advancement.

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

----- Page 4 -----

The Drive Control Systems product sales accounted for approximately 17% in 1998, 15% in 1999, and 13% in 2000. The Company expects to continue to expend resources in 2001 in development and marketing of products for its Drive Control Systems division.

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

AutoData Systems
The Company initially invested in AutoData Systems as a development project chartered to create opportunities using proprietary, pattern recognition technology. The outcome of the project was a WindowsTM software-based system that reads hand-printed characters, check marks, and bar code information from scanned or faxed forms.

The system offers customers a new data entry solution that converts information from forms into a text file compatible with most computer databases. This intelligent, data entry alternative, saves time, strain and money compared to the current method of manual data entry. The basis of the handprint reading capability is the Associative Pattern MemoryTM (APM), a patented, pattern recognition algorithm. The APM is a trainable, neural network based memory that was incorporated in a Windows Dynamic Link Library (DLL). This DLL is the foundation of the two products marketed by AutoData Systems.

AutoData Systems became an operating unit in January 1993. The first software package, AutoData PROTM, was released in May 1993. This software was designed for the end user. AutoData PRO served as a utility software package designed to process only check mark and hand print information from scanned forms. The software would allow the user to export the data in an ASCII file format. In September 1993, AutoData PRO II was released as an upgrade along with AutoData SDK. AutoData SDK II allows Windows developers to embed the AutoData DLL into their application in order to provide automated data entry from scanned or faxed forms. AutoData released Survey in 1996. Survey is a software package that utilizes the check mark recognition technology to automate the data entry processing of responding participant questionnaires. AutoData has directed Survey toward the Healthcare Industry. Recently, AutoData has released Scannable Office, a new software package that combines the forms processing and character recognition technology with the versatility of Microsoft Office suite. The software enhances Microsoft Word with tools to create scannable forms effortlessly. Scannable Office "reads" and automatically places extracted data directly into an Excel spreadsheet or Access database utilizing only a PC and a scanner.

Microflame Gas Torches
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

The Company's "Microflame" torch is composed of two high pressure cylinders, one containing fuel and the other containing an oxidizer, which produces a flame with a tip the size of a pencil point. Microflame sells several kits based upon this basic torch. The kits differ in the number of replacement cylinders, brazing rods and other accessories which they contain.

The Company's fourth torch, marketed under the name "Dragon", has a unique flame-action lever that operates on isobutane which, when mixed with ambient air, produces a larger flame other than the Company's other torches.

Microflame's products are used primarily by hobbyists, electronic kit assemblers, creators of jewelry and do-it-yourselfers.

----- Page 5 -----

(2) MARKETING AND DISTRIBUTION

Speed Monitoring Systems markets its speed monitoring systems primarily through four home office salespeople who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

In 1987, the Company reorganized its Controls Division and created a "Drive Control Systems" unit through which its closed loop controls and SDC are marketed. The Company has established a separate marketing process for the Drive Control Systems unit products, which are marketed through manufacturers representatives, integrators, and in-house application personnel.

The AutoData Systems division markets its products primarily through one home office salesperson who deals directly with customers, and a number of non-exclusive distributors located throughout the United States, Canada, Europe and Asia.

Microflame's products are sold both directly by the Company and through manufacturers representatives. Direct sales are made to both domestic and international accounts. These accounts consist of hobby, hardware, electronic, jewelry repair, do-it-yourselfers and other miscellaneous accounts. Examples of miscellaneous accounts are catalog and mail order houses, premium and incentive gift outlets, government and industrial users, and dental and optical users. There are also a few dealers and consumers with whom the Company deals directly because they are located in pockets of the country not served by existing sales outlets.

The Company uses two manufacturers representatives in the sale of its Microflame products, each of whom has an exclusive territory within the United States. These representatives collectively have a network of wholesale distributors and dealers in the hobby, hardware and electronics fields and are responsible for seeking out additional qualified new distributors.

(3) STATUS OF NEW PRODUCTS

See Item 10 below.

(4) COMPETITION

The potential market for the Company's monitoring products includes a broad range of industrial and commercial businesses. Design, quality and multiplicity of application, rather than price, are the focus of competition in selling these products. The Company has substantial competition for its production monitoring systems. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are Danaher Controls, Red Lion Controls, Control Concepts, 4B Elevator Components Ltd., Durant Corp. and Contrex, Inc. The Company's competitive advantages are that its products are sold as ready-to-install units and that its products have a wide range of applications. The Company's major disadvantages include the fact that its major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

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

(5) SOURCES AND AVAILABILITY OF RAW MATERIALS

The Controls Division purchases parts and materials for its production monitoring systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with proprietary designs. Multiple sources of these supplies and materials are readily available, and the Controls Division is not dependent on any single sources for these supplies and materials. The Controls Division has not experienced any problem of short supply or delays from its suppliers. AutoData Systems purchases supplies and materials from various suppliers and is not dependent on any single source for such supplies.

----- Page 6 -----

Except for small compressed gas cylinders used in Microflame's gas torches, Microflame's parts and materials are purchased from various manufacturers and distributors. There are multiple sources of necessary supplies and materials available to Microflame, and Microflame is not now dependent on any single source for these supplies and materials. Compressed gas cylinders are purchased from two sources as follows:

Leland Limited, Inc.	7.6%
Nittan, Inc. (Japan)	92.4%

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

(6) CUSTOMER DEPENDENCE

The Company is not dependent upon a single customer or a few customers for a material portion of sales of any of its products.

(7) PATENTS AND TRADEMARKS

The Company holds no patents, concessions, licenses or franchises that relate to its production monitoring systems; however, AutoData has obtained six patents related to its recognition technology.

The names "Microflame", "Electro-Sensors" and "AutoData" are trademarks registered with the U.S. Patent and Trademark Office, respectively as Reg. No. 809916, Reg. No. 1,142,310 and Reg. No. 1,874,543. The Company believes its trademarks have been and will be useful in developing and protecting market recognition for its products.

PPT Vision, Inc. has granted the Company an exclusive license which allows the Company to incorporate a patented neural network algorithm in its products. The initial use of this algorithm will be in the Company's automated computer entry group under the name "AutoData Systems."

(8) GOVERNMENTAL APPROVALS

The Company is not required to obtain governmental approval of its products.

(9) EFFECT OF GOVERNMENTAL REGULATIONS

The Company does not believe that any existing or proposed governmental regulations will have a material effect on its business.

(10) RESEARCH AND DEVELOPMENT

The Company has spent the following amounts on research and development during the past two fiscal years:

2000:	$862,503
1999:	$830,134

These expenditures were incurred by the Controls Division and AutoData Systems. The Company is not conducting research and development with respect to products sold by its Microflame subsidiary. The Company's development projects are undertaken based upon the identified specific needs of the Company's customer base.

During fiscal 2000, the Company has continued to fund the AutoData Systems development activities. The project goal is to create low cost software based systems that enable computers to accurately read hand printed characters. In January 1992, the Company acquired an exclusive license from PPT Vision, Inc. ("PPT") which offers the Company protection of the algorithm necessary for the reading technology. The Company has also developed two recognition patents.

----- Page 7 -----

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

(11) ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local environmental provisions has only nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on the competitive position of the Company.

(12) EMPLOYEES

As of March 1, 2001, the Company had 34 employees, one of whom is engaged by its Microflame subsidiary and 33 whom are engaged in work for its Controls Division.

CAUTIONARY STATEMENTS

The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe", "estimate", "expect", "intend", "may", "could", "will" and similar words or expressions. The Company's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligation to update any forward-looking statements.

UNCERTAINTY OF MARKET ACCEPTANCE OF NEW DIVISION

The Company's AutoData Systems division is in an early stage of development. There can be no assurance that the Company will be able to successfully market the products offered by the AutoData Systems division. The ability of the Company to achieve acceptable growth will be highly dependent on market acceptance of these products.

FLUCTUATIONS IN OPERATING RESULTS

The Company's AutoData Systems division has experienced an increase in sales; however, the Company's Speed Monitoring division, Drive Control Systems, and the Company's subsidiary, Microflame, Inc., have experienced sales declines. Sales by the AutoData Systems division have been, and are expected to continue to be, subject to quarterly fluctuations due to product competition and acceptance. There can be no assurance that the AutoData Systems division sales will continue to increase or that sales by the Speed Monitoring division, Drive Control System or Microflame, Inc. will improve.

Further, investments by the Company's subsidiary, ESI Investment Co., are subject to significant positive and negative changes in value. In particular, significant investments by ESI Investment Co. in PPT Vision and August Technology has experienced substantial value fluctuations, which are expected to continue. The Company's current intention is to gradually liquidate its investment securities to finance expansion of its operating activities. As a result of the foregoing factors, the Company believes that its results of operations will continue to fluctuate from period to period. Therefore, there can be no assurance that the Company's earnings growth will equal that of prior years.

COMPETITION

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

----- Page 8 -----

NEW PRODUCT DEVELOPMENT

The Company's future success is dependent in part on its ability to develop new products. Difficulties or delays in the Company's ability to develop, produce, test and market new products would have a material adverse effect on future sales growth.

DEPENDENCE ON SUPPLIERS

The Company currently purchases, and will in the future purchase, parts and components from vendors. While the Company attempts to have more than a single source of supply for each part and component, it is possible from time to time that the Company will have only one supplier for any single part or component. Should a supplier by unwilling or unable to supply and such part or component in a timely manner, the Company's business could be materially adversely affected.

The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns and occupies a 25,000 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

----- Page 9 -----

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The section entitled "Price Range of Common Stock" in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference. Although there were 172 shareholders of record as of March 16, 2001, the Company has approximately 750 beneficial shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Shareholders is incorporated herein be reference.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements and notes contained in the 2000 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and positions of the Company's executive officers are as follows:

Officer Name	Age	Position
Bradley D. Slye	41	Chairman of the Board of Directors and President

Peter R. Peterson	67	Secretary and Director

Mr. Slye has been the Chairman of the Board and President of the Company since January 1997. Prior to becoming President, Mr. Slye has served as a Design Engineer for the Company (1987-1990) and as Engineering Manager (1990-1997). Mr. Slye is also a director of August Technology.

Mr. Peterson has served as Secretary of the Company since 1973 and served as Chairman of the Board (1969-1989). Mr. Peterson is also a director of PPT Vision, Inc.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting or by written action following the annual meeting of shareholders to serve during the following year or until their successors are elected and qualified.

----- Page 10 -----

The information required by Item 9 relating to directors and compliance with Section 16(a) is incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated herein by reference to the section entitled "Shareholdings of Principal Shareholders and Management" which appears in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.
       See "Exhibit Index" on page following signatures.
  (b) Reports on Form 8-K.
        No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

----- Page 11 -----

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC.
("Registrant")

Dated: March 27, 2001	By: /s/ Bradley D. Slye
Bradley D. Slye
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

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO	March 27, 2001
Bradley D. Slye	Principal Accounting Officer)

/s/ Peter R. Peterson	Director and Secretary	March 27, 2001
Peter R. Peterson

/s/ John S. Strom	Director	March 27, 2001
John S. Strom

/s/ Joseph A. Marino	Director	March 27, 2001
Joseph A. Marino

/s/ Geoffrey W. Miller	Director	March 27, 2001
Geoffrey W. Miller

----- Page 12 -----

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the fiscal year ended
December 31, 2000	Commission File No. 0-9587

ELECTRO-SENSORS, INC.

Exhibit

3.1	Registrant's Restated Articles of Incorporation, as amended--incorporated by reference to Exhibit 3.1 to the Company's 1991 Form 10-K*

3.2	Registrant's Bylaws, as amended to date--incorporated by reference to Exhibit 3.2 to the Company's 1997 Form 10-KSB*

10.5**	Electro-Sensors Inc. 1987 Stock Option Plan--incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1987 for the Company's 1987 Annual Meeting of Shareholders*

10.6**	Electro-Sensors, Inc. 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder--incorporated by reference to Exhibit 10.6 to the Company's 1997 Form 10-KSB*

13	2000 Annual Report to Shareholders

21	Subsidiaries of Registrant:

Name	State of Incorporation
Microflame, Inc.	Minnesota
ESI Investment Co.	Minnesota
Senstar Corporation	Minnesota

23	Consent of Independent Certified Public Accountants

24	Power of Attorney from certain Directors and Officers (see Signature page)

*Incorporated by reference to a previously filed report or document--SEC File No. 0-9587

**Management contract or compensatory plan or arrangement

----- Page 13 -----

Exhibit 13 - Annual Report 2000

Exhibit 23 - Consent of Independent Certified Accountants