Form 10QSB
period 2001-03-31
ELECTRO SENSORS INC
filed 2001-05-18
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 0-9587

ELECTRO-SENSORS, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-0943459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6111 Blue Circle Drive
Minnetonka, Minnesota 55343-9108
(Address of principal executive offices)

(952)930-0100
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Shares of $0.10 par value common stock outstanding at May 11, 2001: 3,118,932

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
Item 2.   Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included in this Form 10-QSB are unaudited and reflect in the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

Three Months Ended March 31,
	2001	2000
SALES	$ 1,342,344	$ 1,780,400
COST OF SALES	501,853	672,597
GROSS MARGIN	840,491	1,107,803
OPERATING EXPENSES
Selling Expense	296,258	364,831
Administrative Expense	215,337	227,337
Research and Development	188,027	222,537
TOTAL OPERATING EXPENSES	699,622	814,705
INCOME FROM OPERATIONS	140,869	293,098
OTHER INCOME (EXPENSE)
Interest Income	33,498	28,694
Sale of Investments	1,426,567	0
Other	(60,767)	(65,266)
TOTAL OTHER INCOME	1,399,298	(36,572)
INCOME BEFORE INCOME TAXES	1,540,167	256,526
PROVISION FOR INCOME TAXES	554,472	92,550
NET INCOME	$ 985,695	$ 163,976

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES
Basic	3,043,727	1,987,858
Diluted	3,071,533	1,987,858

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARES
Basic	$ 0.32	$ 0.08
Diluted	$ 0.32	$ 0.08

ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$ 4,679,666	$ 3,191,176
Investment in available-for-sale securities	2,307,424	3,266,753
Trade receivables, less allowance for doubtful accounts
of $30,822 and $26,500, respectively	700,217	730,577
Inventories	889,556	922,610
Other current assets	198,519	127,177
Prepaid income taxes	0	74,606
TOTAL CURRENT ASSETS	8,775,382	8,312,899
PROPERTY AND EQUIPMENT, NET	1,601,918	1,615,994
INVESTMENTS	13,910,805	17,202,689
TOTAL ASSETS	$ 24,288,105	$ 27,131,582
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	108,713	108,482
Customer deposits	6,736	6,493
Accrued expense	294,011	234,212
Deferred taxes	0	1,047,900
Accrued income taxes	430,461	0
TOTAL CURRENT LIABILITIES	839,921	1,397,087
DEFERRED INCOME TAXES	6,120,325	5,879,400
SHAREHOLDERS' EQUITY
Common stock par value $0.10 per share;
authorized 10,000,000 shares; issued
2,112,810 and 1,990,108 shares, respectively	211,281	207,711
Additional paid-in capital	988,378	985,410
Retained earnings	7,285,168	6,391,246
Accumulated other comprehensive income	8,843,032	12,270,728
TOTAL SHAREHOLDERS' EQUITY	17,327,859	19,855,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 24,288,105	$ 27,131,582

ELECTRO-SENSORS, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

Three Months Ended March 31,
	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES
Cash received from customers	$ 1,364,563	$ 1,403,817
Cash paid to suppliers and employees	(1,248,646)	(1,418,154)
Interest received	47,323	28,694
Net cash provided by operating activities	163,240	14,357
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from Sale of Investments	1,426,566	0
Purchase of property and equipment	(14,286)	(20,456)
Net cash provided by operating activities	1,412,280	(20,456)
CASH FLOW FROM FINANCING ACTIVITIES
Dividends paid	(93,568)	(58,798)
Proceeds from issuance of stock	6,538	11,812
Net cash (used in) financing activities	(87,030)	(46,986)
Increase (decrease) in cash	1,488,490	(53,085)
CASH AND CASH EQUIVALENTS
Beginning	3,191,176	2,507,689
Ending	4,679,666	2,454,604

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$ 985,695	$ 163,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,362	34,848
Provision for losses on trade receivables	(4,300)	(7,900)
Increase(decrease) in:
Trade receivables	(34,704)	(74,263)
Inventory	(33,054)	(18,538)
Prepaid expenses	71,342	35,421
Prepaid income taxes	(74,606)	125,609
Increase(decrease) in:
Accounts payable	231	(2,130)
Customer deposits	243	(294,420)
Accrued expenses	59,799	84,813
Accrued income taxes	430,461	1,941
Deferred income taxes	(1,266,229)	(35,000)
Net cash provided by operating activities	163,240	14,357
NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain(loss) on marketable securities	(3,200,908)	(1,634,978)
Total non-cash investing and financing activities	$ (3,200,908)	$ (1,634,978)

Item 2. Management's Discussion and Anaylysis of Financial Condition and Results of Operation

Results of Operation

The Company's sales for the first quarter decreased 24.6% to $1,342,344 compared to $1,780,400 the first quarter of 2000. This decrease resulted principally in the Controls Division where, during the first quarter of 1999, the speed monitoring division completed a large shipment to a significant end user.

AutoData sales of its scannable office product decreased when compared to 2000. The scannable office product was released in March 2000, and therefore accounted for a significant amount of sales for this division in the prior year. AutoData will continue to develop a marketing strategy in order to establish itself in an evolving market.

The Company's wholly-owned subsidiary, Microflame, Inc., has experienced a 42.1% decrease in sales during the first quarter of 2001. The decline in sales reflects the discontinued purchases by its largest customer, Radio Shack. During 2000, the Company continued efforts to reduce Microflame's operating costs.

Cost of sales and gross margin remained the same as a percentage of sales when compared to the first quarter of 2000.

Operating expenses decreased 14.1% during the first quarter of 2001 when compared to the same period of 2000. All operating expense categories experienced a decrease during this three month period. The decrease is attributable to a reduction in staffing and decreased research and development in the AutoData division, as well as continued efforts in controlling costs company-wide.

ESI Investment continues to provide an alternative source for earnings for the Company through investments in marketable securities. The Company recognizes gains and losses when realized and are determined on the basis of the specific securities sold.

Liquidity and Capital Resources

The Company continues to generate strong cash flows from operations. Working capital and funds for capital expenditures have been provided through current earnings. These funds have been placed in secure short-term investments. The funds are used primarily for dividend distribution, working capital needs and general corporate purposes, which may include acquisitions.

The Company does not anticipate the need for additional working capital from outside sources. Also, the Company declared a second quarter cash dividend payable in June 2001.

During the first three months ended March 31, 2001, working capital increased $1,020,000 to a total of $7,936,000. This increase in working capital resulted primarily from proceeds obtained from the sale of investments. Accounts receivable and inventories decreased due to decreased sales.

PART II - OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period covered by this Form 10-QSB.

Item 5. Other Information

The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-lookng statements made in this document and elsewhere by or on behalf of the Company: the uncertainty of market acceptance of products of the Company's AutoData Systems division which is in the continuing stage of development; fluctuations and declines in operating results of the Company's Drive Control Systems, Speed Monitoring and Microflame divisions; fluctuations in the value of the Company's investments, particularly PPT Vision and August Technology, and sales of such investments; competition, particularly with regard to the pricing of products; the Company's ability to develop new products; and dependence on suppliers. For additional information, please see the Company's Annual Report on Form 10-KSB.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
      No exhibits are attached to this filing of Form 10-QSB.
(b)  Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC.
Date: May 15, 2001	By: /s/ Bradley D. Slye
Bradley D. Slye, President
(Principal Financial Officer)