Form 10QSB
period 2001-06-30
ELECTRO SENSORS INC
filed 2001-08-14
CIK 351789

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OR 1934

For the transition period from _____to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Shares of $0.10 par value common stock outstanding at August 10, 2001: 3,118,948

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

SIGNATURES

Part I – Financial Information

Item 1

Financial Statements

Electro-Sensors, Inc.
Balance Sheets
(Unaudited)

	June 30, 2001	December 31, 2000

Assets
Current Assets
Cash	7,393,255	3,191,176
Investments	1,500,000	3,266,753
Trade Receivables, less allowance for doubtful accounts of $37,140 and $26,500, respectively	643,535	730,577
Inventories	842,998	922,610
Other current assets	213,696	127,177
Prepaid Income taxes	-	74,606
Total Current Assets	10,593,484	8,312,899
Property & Equipment, net	1,570,626	1,615,994
Investments	15,433,042	17,202,689
Total Assets	27,597,152	27,131,582

Liabilities & Shareholders' Equity
Current Liabilities
Accounts Payable	90,460	108,482
Customer Deposits	8,098	6,493
Accrued Expenses	254,825	234,212
Deferred Taxes	637,000	1,047,900
Accrued Income Taxes	1,411,447	-
Total Current Liabilities	2,401,830	1,397,087
Deferred Income Taxes	6,553,906	5,879,400
Shareholders' Equity
Common Stock par value $.10 per share; authorized 10,000,000 shares; issued 3,118,948 and 2,077,112 shares, respectively.	311,895	207,711
Additional Paid-In Capital	988,378	985,410
Retained Earnings	8,830,019	6,391,246
Accumulated other Comprehensive Income	8,511,124	12,270,728
Total Shareholders' Equity	18,641,416	19,855,095
Total Liabilities and Shareholders' Equity	27,597,152	27,131,582

Electro-Sensors, Inc.
Income Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Sales	1,183,979	1,295,193	2,485,348	3,004,778
Cost of Sales	440,472	497,205	915,168	1,113,485
Gross Margin	743,507	797,988	1,570,180	1,891,293
Operating Expenses
Selling	317,609	342,597	611,914	704,410
Administrative	247,785	207,162	510,485	491,459
Research & Development	187,657	213,831	375,685	436,368
Total Operating Expenses	753,051	763,590	1,498,084	1,632,237
Income from Operations	(9,544)	34,398	72,096	259,056
Other Income/(Expense)
Interest Income	65,006	29,542	98,504	58,236
Sale of Investments	2,737,663	-	4,164,230	-
Total Other Income	2,802,669	29,542	4,262,734	58,236
Income/(Loss) before Discontinued Operations and Income Taxes	2,793,125	63,940	4,334,830	317,292
Provision for Income Taxes	980,434	21,800	1,535,459	113,150
Income/(Loss) from Continuing Operations	1,812,691	42,140	2,799,371	204,142
Discontinued Operations:
Income/(Loss) from Discontinued Operations	(2,524)	7,193	(3,510)	9,167
Loss on Disposal of Segment	(69,229)		(69,229)	-

Net Income	1,740,938	49,333	2,726,632	213,309

Net Income/(Loss) Per Share Data:
Basic:
Income/(loss) from continuing operations	$0.58	$0.01	$0.90	$0.07
Net income/(loss) per share	0.56	0.02	0.87	0.07
Shares used in per share calculations	3,118,948	2,988,945	3,118,948	2,985,384

Diluted:
Income/(loss) from continuing operations	$0.56	$0.01	$0.86	$0.07
Net income/(loss) per share	0.54	0.02	0.85	0.07
Shares used in per share calculations	3,240,749	3,088,412	3,225,828	3,061,424

Electro-Sensors, Inc
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000

Reconciliation of Net Income to Net Cash
Provided by Operating Activites:

Net Income	2,726,632	213,309

Adjustments to reconcile net income to net cash provided by/(used in) operating activites:

Provision for losses on trade receivables	(10,640)
Loss on Disposal of Segment	71,753
Depreciation	60,919	69,696
Deferred Taxes	219,533	6,367
Realized gain on sale of investments	(4,164,230)

Change in Assets and Liabilities:
Trade receivables	(61,682)	(4,157)
Inventory	(79,612)	(91,890)
Prepaid Expenses	86,519	48,120
Prepaid Income Taxes	(74,606)	125,609
Accounts Payable	(18,022)	3,698
Customer Deposits	1,605	(353,645)
Accrued Expenses	20,613	131,127
Accrued income taxes	1,411,447	94,150
Deferred Income taxes	-

Net cash provided by operating activities	190,229	242,384

Cash flows from investing activities:
Proceeeds from sale of investments	4,205,032
Purchase of property and equipment	(18,475)	(30,598)

Net cash provided by/(used in) investing activities	4,186,557	(30,598)

Cash flows from financing activities:
Proceeds from issuance of stock	6,538	38,008
Proceeds from disposed segment	5,000
Prinicipal payments received on note receivable	1,000
Dividends Paid	(187,245)	(119,431)

Net cash used in financing activities	(174,707)	(81,423)

Net increase in cash and cash equivalents	4,202,079	130,363

Cash and cash equivalents, beginning	3,191,176	2,507,689

Cash and cash equivalents, ending	7,393,255	2,638,052

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in unrealized gain/(loss) on marketable securities.	3,495,598	25,393,187

Issuance of Note Receivable related to sale of segment.	36,000	-

Electro-Sensors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001
(Unaudited)

Note A:             Nature of Business

Electro-Sensors, Inc. (the Company), operates two distinct businesses. The first is the Controls Division, which carries the name of Electro-Sensors, Inc. This division manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use. The Controls Division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff and distributors to a wide variety of manufacturers, OEMS and processors to monitor the efficiency of process machinery. The Company markets its products to a number of different industries located throughout the United States and abroad. The Company owns marketable securities, which have experienced significant appreciation in value since the related company’s IPO in 2000. During late 2000 and the first six months of 2001, the Company has recognized income from the sale of a portion of its holdings.

The second business is AutoData Systems (ADS), a division of Electro-Sensors, Inc. ADS designs and markets a desktop software based system that reads handprinted characters, checkmarks and bar code information from scanned or faxed forms. ADS products are designed to provide capabilities to automate data collection through telemarketing to end users, resellers and developers in the United States, Canada, Europe and Asia.

The Company had previously operated a third business, Microflame, Inc. (MFI), a wholly owned subsidiary, which was sold in May 2001 (see Item 2: Results of Operations for further discussion). MFI produced small hand held gas torches used primarily by hobbyists, electronic kit assemblers and creators of jewelry.  MFI products were sold through distributors to retailers of hardware, hobby craft and electronic products.

Note B:             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Intercompany accounts, transactions and earnings are eliminated through consolidation.

The Balance Sheet at December 31, 2000 has been derived from the Company’s audited financial statements for the year ended December 31, 2000, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Note C:             Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income	1,740,938	49,333	2,726,632	213,309

Other comprehensive gain:
Change in unrealized value of investments, net	3,080,700	16,016,048	1,476,200	17,087,753

Less: Reclassification adjustment for gains included in net income	(3,412,608)	-	(5,236,804)	-

Total comprehensive income	1,409,030	16,065,981	(1,033,972)	17,301,062

Note D:             Investments

The Company has a portfolio of investments. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

The Company’s investments consist of marketable equity securities, primarily common stocks, government debt securities, money market funds and unregistered equity securities. The estimated fair value of marketable equity securities is based on quoted market prices and, therefore, is subject to the inherent risk of market fluctuations.

Since the Company does not buy investments in anticipation of short-term fluctuations in market prices, the investments in marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. Dividends on marketable equity securities are recognized in income when declared. Investments in unregistered securities are reported at original cost.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Note E:              New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101.  The Company adopted SAB 101 upon its issuance by the SEC.  The adoption of SAB 101 did not have any material effect on the Company’s revenues or revenue recognition policy.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased 8.6% to $1,183,979 for the three month period ended June 30, 2001, compared to net sales of $1,295,193 for the same period in fiscal 2000. Net sales decreased by a total of 17.8%, for the six month period ended June 30, 2001, to $2,485,348 compared to $3,004,778 for the same period in fiscal 2000.The decrease is due primarily to a significant sale, approximately 400 units, which had occurred during the first quarter of fiscal 2000 in the Controls Division to one of its customers. The decrease is also due to decreased net sales in the Company’s AutoData Division. The primary decrease in net sales is due to the restructuring of the sales department and the redirection of its focus.  Although AutoData’s net sales have decreased, the Division recognized net income for the six months ended June 30, 2001 of $25,870 compared to a net loss of $75,480 in the comparable period of fiscal 2000. The Company’s net sales, overall, has also been affected by the decrease in capital spending by its customers as a result of the general decline of the global economy during the first half of fiscal 2001.

The Company’s gross margin for the three and six month periods ended June 30, 2001 remained consistent compared to the same periods in fiscal 2000. The Company expects the gross margin as a percentage of net sales to remain consistent throughout the second half of fiscal 2001.

Selling and research & development expenses for the three and six month periods ended June 30, 2001 decreased compared to the same periods in fiscal 2000 due to a reduction in the employee base in the Company’s AutoData Division in the first half of fiscal 2001. Operating expenses in total as a percentage of net sales increased for the three and six month periods ended June 30, 2001 when compared to the same periods in fiscal 2000. This is consistent with management’s expectation that operating expenses would remain relatively consistent between periods while experiencing a decrease in net sales.

The most significant increase in income from continuing operations experienced by the Company during the six months ended June 30, 2001 compared to the same period in fiscal 2000 is due to the sale of investments in marketable securities held by the Company.

In recent years, the Company’s wholly owned subsidiary, Microflame, Inc., has incurred operating losses. As a result, the Company made the decision to sell the division. Microflame was sold during the second quarter of 2001, resulting in a loss from discontinued operations of $72,739 for the first six months of 2001 as compared to income of $9,167 for the first six months in 2000.

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

Part II – Other Information

Item 1. Legal Proceedings

There were no material developments in previously reported legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

No changes have been made to any registered securities.

Item 3. Defaults Upon Senior Securities

No event constituting a default has occurred with respect to any senior security of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted on by shareholders during the period covered by this Form 10-Q:

(a)	The Annual Meeting of shareholders was held April 25, 2001.

(b)	Approval of setting number of Directors at five.

(c)	Election of Directors as follows:

	Brad D. Slye	2,775,928	For	190,097	Withheld Authority
	Pete R. Peterson	2,775,928	For	190,097	Withheld Authority
	Joseph A. Marino	2,775,928	For	190,097	Withheld Authority
	John S. Strom	2,775,928	For	190,097	Withheld Authority
	Geoffrey W. Miller	2,775,928	For	190,097	Withheld Authority

(d)	Approval of Schweitzer Karon & Bremer LLC as independent auditors.

Item 5. Other Information

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. These statements include, but are not limited to, changes in worldwide general economic conditions, cyclicality of capital spending by customers, Electro-Sensors, Inc. ability to keep pace with technological developments and evolving industry standards, worldwide competition and Electro-Sensors, Inc. ability to protect its existing intellectual property from challenges from third parties and other factors.

All forward-looking statements in the document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits – No exhibits are attached to this filing of Form 10-Q.

(b)	Reports on Form 8-K – No reports on Form 8-K were filed during the six months ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Electro-Sensors, Inc.

By: /s/ Bradley D. Slye                                        August 14, 2001

Bradley D. Slye, President

(Principal Financial Officer)