Form 10QSB/A
period 2001-06-30
ELECTRO SENSORS INC
filed 2001-09-28
CIK 351789

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Part I – Financial Information

Item 1

Financial Statements

Electro-Sensors, Inc.
Balance Sheets
(Unaudited)

	June 30, 2001	December 31, 2000

Assets
Current Assets
Cash	7,393,255	3,191,176
Investments	1,500,000	3,266,753
Trade Receivables, less allowance for doubtful accounts of $37,140 and $26,500, respectively	643,535	730,577
Inventories	842,998	922,610
Other current assets	213,696	127,177
Prepaid Income taxes	-	74,606
Total Current Assets	10,593,484	8,312,899
Property & Equipment, net	1,570,626	1,615,994
Investments	15,433,042	17,202,689
Total Assets	27,597,152	27,131,582

Liabilities & Shareholders' Equity
Current Liabilities
Accounts Payable	90,460	108,482
Customer Deposits	8,098	6,493
Accrued Expenses	254,825	234,212
Deferred Taxes	637,000	1,047,900
Accrued Income Taxes	1,411,447	-
Total Current Liabilities	2,401,830	1,397,087
Deferred Income Taxes	6,553,906	5,879,400
Shareholders' Equity
Common Stock par value $.10 per share; authorized 10,000,000 shares; issued 3,118,948 and 2,077,112 shares, respectively.	311,895	207,711
Additional Paid-In Capital	988,378	985,410
Retained Earnings	8,830,019	6,391,246
Accumulated other Comprehensive Income	8,511,124	12,270,728
Total Shareholders' Equity	18,641,416	19,855,095
Total Liabilities and Shareholders' Equity	27,597,152	27,131,582

Electro-Sensors, Inc.
Income Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Sales	1,183,979	1,295,193	2,485,348	3,004,778
Cost of Sales	440,472	497,205	915,168	1,113,485
Gross Margin	743,507	797,988	1,570,180	1,891,293
Operating Expenses
Selling	317,609	342,597	611,914	704,410
Administrative	247,785	207,162	510,485	491,459
Research & Development	187,657	213,831	375,685	436,368
Total Operating Expenses	753,051	763,590	1,498,084	1,632,237
Income from Operations	(9,544)	34,398	72,096	259,056
Other Income/(Expense)
Interest Income	65,006	29,542	98,504	58,236
Sale of Investments	2,737,663	-	4,164,230	-
Total Other Income	2,802,669	29,542	4,262,734	58,236
Income/(Loss) before Discontinued Operations and Income Taxes	2,793,125	63,940	4,334,830	317,292
Provision for Income Taxes	980,434	21,800	1,535,459	113,150
Income/(Loss) from Continuing Operations	1,812,691	42,140	2,799,371	204,142
Discontinued Operations:
Income/(Loss) from Discontinued Operations	(2,524)	7,193	(3,510)	9,167
Loss on Disposal of Segment	(69,229)		(69,229)	-

Net Income	1,740,938	49,333	2,726,632	213,309

Net Income/(Loss) Per Share Data:
Basic:
Income/(loss) from continuing operations	$0.58	$0.01	$0.90	$0.07
Net income/(loss) per share	0.56	0.02	0.87	0.07
Shares used in per share calculations	3,118,948	2,988,945	3,118,948	2,985,384

Diluted:
Income/(loss) from continuing operations	$0.56	$0.01	$0.86	$0.07
Net income/(loss) per share	0.54	0.02	0.85	0.07
Shares used in per share calculations	3,240,749	3,088,412	3,225,828	3,061,424

Electro-Sensors, Inc
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2001	June 30, 2000

Reconciliation of Net Income to Net Cash
Provided by Operating Activites:

Net Income	2,726,632	213,309

Adjustments to reconcile net income to net cash provided by/(used in) operating activites:

Provision for losses on trade receivables	(10,640)
Loss on Disposal of Segment	71,753
Depreciation	60,919	69,696
Deferred Taxes	219,533	6,367
Realized gain on sale of investments	(4,164,230)

Change in Assets and Liabilities:
Trade receivables	(61,682)	(4,157)
Inventory	(79,612)	(91,890)
Prepaid Expenses	86,519	48,120
Prepaid Income Taxes	(74,606)	125,609
Accounts Payable	(18,022)	3,698
Customer Deposits	1,605	(353,645)
Accrued Expenses	20,613	131,127
Accrued income taxes	1,411,447	94,150
Deferred Income taxes	-

Net cash provided by operating activities	190,229	242,384

Cash flows from investing activities:
Proceeeds from sale of investments	4,205,032
Purchase of property and equipment	(18,475)	(30,598)
Proceeds from disposed segment	5,000

Net cash provided by/(used in) investing activities	4,191,557	(30,598)

Cash flows from financing activities:
Proceeds from issuance of stock	6,538	38,008
Prinicipal payments received on note receivable	1,000
Dividends Paid	(187,245)	(119,431)

Net cash used in financing activities	(179,707)	(81,423)

Net increase in cash and cash equivalents	4,202,079	130,363

Cash and cash equivalents, beginning	3,191,176	2,507,689

Cash and cash equivalents, ending	7,393,255	2,638,052

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in unrealized gain/(loss) on marketable securities.	3,495,598	25,393,187

Issuance of Note Receivable related to sale of segment.	36,000	-

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

Note C:             Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net Income	$1,740,938	$49,333	$2,726,632	$213,309

Other comprehensive gain:
Change in unrealized value
investments, net.	3,080,700	16,016,048	1,476,200	17,087,753

Less: Reclassification adjustment
For gains included in net income	(3,412,608)	-	(5,236,804)	-

Total comprehensive income	$1,409,030	$16,065,981	$(1,033,972)	$17,301,602

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

Note E:              New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.101 (SAB 101), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The Company adopted SAB 101 upon its issuance by the SEC. The adoption did not have any material effect on the Company’s revenues or revenue recognition policy.

Effective July 1, 2000, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by Standard No. 137 which provides guidance on accounting for derivatives and hedge transactions.

The Company’s revenue recognition policy and procedures for “Accounting for Derivative Instruments and Hedging Activities” are as follows:

Revenue recognition of production monitoring equipment and gas torches:

All production monitoring equipment and gas torches are shipped without an evaluation or acceptance period. Revenues from the sale of these products and any related warranty costs are recognized at the time of shipment.  The company’s distributors are not granted any price protection.  Sales to all customers including distributors are final and no right of return after shipment exists.

Software revenue recognition:

The Company recognizes revenue upon shipment of its character recognition software.  The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper.  The Company recognizes revenue upon shipment, net of return reserves based on historical experience.  To recognize revenue, it must be probable that the Company will collect the accounts receivable from its customers.  In some situations, the Company receives advance payments from its customers.  Revenue associated with these advance payments is deferred until the product is shipped.  Warranty reserves are provided at the time revenue is recognized for the estimated cost of replacing defective product.

SFAS No. 133; Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 with respect to the effective date) will be effective for the Company in January 2001.  SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis.  This applies whether the derivatives are stand-alone instruments, such as forwarded currency exchange contracts and interest rate swaps or collars, or embedded investments.  Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis.  These market value adjustments are to be included in net income (loss) in the statement of operations or in other comprehensive income (and accumulated in shareholders’ equity), depending on the nature of the transaction.

Note F:  Segment Information:

The following is financial information relating to the operating segments:

	Quarter Ended		Six Months Ended
June 30,	2001	2000	2001	2000

External Sales
Production Monitoring	$1,033,090	$1,129,003	$2,154,008	$2,579,506
Character Recognition	150,889	166,191	331,340	425,272
Investments	0	0	0	0

Total	$1,183,979	$1,295,194	$2,485,348	$3,004,778

Net income (loss) before taxes and discontinued operations
Production Monitoring	$10,971	$147,569	$108,625	$456,313
Character Recognition	15,464	(72,250)	40,419	(118,955)
Investments	2,766,689	(8,979)	4,185,786	(20,066)

Total	$2,793,124	$63,340	$4,334,830	$317,292

The Company’s subsidiary Microflame, Inc. was sold in May 2001.  See Note G below.  Segment information related to Microflame, Inc. previously has been included as the brazing torch operations segment.

The Company has no inter-segment sales.

Note G:  Disposal of Microflame, Inc.

On May 14, 2001, the Company disposed of its brazing torches segment through a sale of all of its shares of stock in Microflame, Inc. to an unrelated party.  The Company has restated its prior financial statements to present the operating results of the brazing torch operations as discontinued.  Summary of the operating information for this segment is as follows:

	Revenue	Taxes

Three months ended June 30, 2001	$20,468	$(1,268)
Three months ended June 30, 2000	$78,605	$4,075

Six months ended June 30, 2001	$61,443	$(1,839)
Six months ended June 30, 2000	$149,421	$5,275

Proceeds on the sale of the operations include a $5,000 cash payment and a note receivable for $36,000.  The note is payable in 36-monthly payments of $1,000 plus interest at 9.5%.  The note is secured by the stock of Microflame, Inc.  The tax benefit resulting from the loss on the disposal of its investment is $30,000.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Electro-Sensors, Inc.

By:	/s/ Bradley D. Slye	September 28, 2001

Bradley D. Slye, President

(Principal Financial Officer)