Form 10QSB
period 2001-09-30
ELECTRO SENSORS INC
filed 2001-11-14
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 0-9587

ELECTRO-SENSORS, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota	41-0943459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6111 Blue Circle Drive

Minnetonka, Minnesota 55343-9108

(Address of principal executive offices)

(952) 930-0100

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Shares of $0.10 par value common stock outstanding at November 14, 2001: 3,120,323

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Part I – Financial Information

Item 1

Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Sales	1,111,625	1,435,743	3,596,973	4,440,522
Cost of Sales	470,527	533,046	1,386,085	1,646,530
Gross Margin	641,098	902,697	2,210,888	2,793,992
Operating Expenses
Selling	285,233	357,090	897,147	1,061,500
Administrative	192,055	191,956	704,445	612,065
Research & Development	206,115	217,013	581,800	653,381
Total Operating Expenses	683,403	766,059	2,183,392	2,326,946
Income from Operations	(42,305)	136,638	27,496	467,046
Other Income/(Expense)
Other Income (Expense)	(12,573)	34,633	125,220	21,516
Sale of Investments	1,214,425	-	5,341,871	-
Total Other Income	1,201,852	34,633	5,467,091	21,516
Income/(Loss) before Discontinued Operations and Income Taxes	1,159,547	171,271	5,494,587	488,562
Provision for Income Taxes	417,520	62,675	1,952,979	175,825
Income/(Loss) from Continuing Operations	742,027	108,596	3,541,608	312,737
Discontinued Operations:
Income/(Loss) from Continuing Operations	-	8,203	(3,510)	17,371
Loss on Disposal of Segment	-	-	(69,229)	-

Net Income	742,027	116,799	3,468,869	330,108

Net Income/(Loss) Per Share Data:
Basic:
Income/(loss) from continuing operations	$0.24	$0.05	$1.14	$0.16
Net income/(loss) per share	0.24	0.06	1.11	0.16
Shares used in per share calculations	3,120,323	2,006,433	3,120,323	2,004,153

Diluted:
Income/(loss) from continuing operations	0.23	0.05	1.12	0.15
Net income/(loss) per share	0.23	0.06	1.10	0.16
Shares used in per share calculations	3,164,538	2,102,610	3,154,811	2,088,597

	September 30, 2001	December 31, 2000
Assets
Current Assets
Cash	8,449,916.00	3,191,176.00
Investments in available-for-sale securities	1,500,000.00	3,266,753.00
Trade Receivables, less allowance for doubtful accounts of $37,140 and $26,500, respectively	631,822.00	730,577.00
Inventories	808,077.00	922,610.00
Other current assets	313,370.00	127,177.00
Prepaid Income taxes	-	74,606.00
Total Current Assets	11,703,185.00	8,312,899.00
Property & Equipment, net	1,539,610.00	1,615,994.00
Investments	7,741,562.00	17,202,689.00
Total Assets	20,984,357.00	27,131,582.00

Liabilities & Shareholders' Equity
Current Liabilities
Accounts Payable	92,844.00	108,482.00
Customer Deposits	19,320.00	6,493.00
Accrued Expenses	310,603.00	234,212.00
Deferred Taxes	470,393.00	1,047,900.00
Accrued Income Taxes	1,760,082.00	-
Total Current Liabilities	2,653,242.00	1,397,087.00
Deferred Income Taxes	2,396,618.00	5,879,400.00
Shareholders' Equity
Common Stock par value $.10 per share; authorized 10,000,000 shares; issued 3,120,323 and 2,077,112 shares, respectively.	312,032.00	207,711.00
Additional Paid-In Capital	991,620.00	985,410.00
Retained Earnings	9,478,646.00	6,391,246.00
Accumulated other Comprehensive Income	5,152,199.00	12,270,728.00
Total Shareholder's Equity	15,934,497.00	19,855,095.00
Total Liabilities and Shareholders' Equity	20,984,357.00	27,131,582.00

Electro-Sensors, Inc

Statement of Cash Flows

For the Nine Month Periods Ending September 30, 2001 and 2000

	Nine Months Ending	Nine Months Ending
	September 30, 2001	September 30, 2000
Reconciliation of Net Income to Net Cash Provided by Operating Activites

Net Income	3,468,869	330,108

Adjustments to reconcile net income to net cash provided by/(used in) operating activites:

Loss on Disposal of Equipment	-
Provision for losses on trade receivables	(10,863)
Loss on Disposal of Segment	69,229
Depreciation	93,109	69,696
Deferred Taxes	9,882	6,367
Realized (gain)/loss on sale of investments	(5,341,871)

Change in Assets and Liabilities:
Trade receivables	99,096	(4,157)
Inventory	55,594	(91,890)
Prepaid Expenses	(188,612)	48,120
Prepaid Income Taxes	72,767	125,609
Accounts Payable	(14,197)	3,698
Customer Deposits	(6,493)	(353,645)
Accrued Expenses	95,711	131,127
Accrued income taxes	1,760,082	94,150
Deferred Income taxes	-
Net cash provided by/(used in) operating activities	162,303	359,183

Cash flows from investing activities:
Proceeds from disposed segment	5,000
Principal payments received on note receivable	1,000
Proceeeds from sale of investments	5,380,801
Purchase of property and equipment	(19,649)	(30,598)
Net cash provided by/(used in) investing activities	5,367,152	(30,598)

Cash flows from financing activities:
Proceeds from issuance of stock	10,140	38,008
Dividends Paid	(280,855)	(119,431)
Net cash provided by/(used in) financing activities	(270,715)	(81,423)

Net increase/(decrease) in cash and cash equivalents	5,258,740	247,162

Cash and cash equivalents, beginning	3,191,176	2,507,689

Cash and cash equivalents, ending	8,449,916	2,754,851

Supplemental Schedule of Non-cash Investing and Financing Activities

Net change in unrealized gain/(loss) on marketable securities.	(5,544,346)	25,393,187

Issuance of Note Receivable related to sale of segment.	36,000	-

Electro-Sensors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2001

(Unaudited)

Note A:                        Nature of Business

Electro-Sensors, Inc. (the Company), operates two distinct businesses. The first is the Controls Division, which carries the name of Electro-Sensors, Inc. This division manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use. The Controls Division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff and distributors to a wide variety of manufacturers, OEM’s and processors to monitor the efficiency of process machinery. The Company markets its products to a number of different industries located throughout the United States and abroad. The Company owns marketable securities, which have experienced significant appreciation in value since the related company’s IPO in 2000. During late 2000 and the first nine months of 2001, the Company has recognized income from the sale of its holdings in August Technology Corporation.

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

Note C:                        Comprehensive Income

	Quarter Ended		Nine Months Ended
September 30,	2001	2000	2001	2000

Net Income	742,027	116,799	3,468,869	330,108

Other Comprehensive Gain:
Change in Unrealized Value Investments, net	(2,955,125)	(4,043,239)	(1,478,925)	(13,257,823)

Less:
Reclassification Adjustment for Gains Included in Net Income	(403,800)	-	(5,639,604)	-

Total Comprehensive Income	(2,616,898)	(3,926,440)	(3,649,660)	(12,927,715)

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

Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” amended by Standard No. 137 which provides guidance on accounting for derivatives and hedge transactions.

The adoption of SAB 101 and FAS No.133 did not have any material effect on the Company’s revenues or revenue recognition policy.

The Company’s revenue recognition policy and procedures for “Accounting for Derivative Instruments and Hedging Activities” are as follows:

Revenue recognition of production monitoring equipment and gas torches:

All production monitoring equipment and gas torches are shipped without an evaluation or acceptance period.  Revenues from the sale of the products and any related warranty costs are recognized at the time of shipment.  The Company’s distributors are not granted any price protection.  Sales to all customers including distributors are final and no right of return after shipment exists.

Software revenue recognition:

The Company recognizes revenue upon shipment of its character recognition software.  The product is sold to the end used and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper.  The Company recognizes revenue upon shipment, net of return reserves based on historical experience.  To recognize revenue, it must be probable that the Company will collect the accounts receivable from its customers.  In some situations, the Company receives advance payments from its customers.  Revenue associated with these advance payments is deferred until the product is shipped.  Warranty reserves are provided at the time revenue is recognized for the estimated cost of replacing defective product.

SFAS No. 133:  Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 with respect to the effective date) will be effective for the Company in January 2001.  SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis.  This applies whether the derivatives are stand-alone instruments, such as forwarded currency exchange contracts and interest rate swaps or collars, or embedded investments.  Along with the derivatives, the underlying hedged items are also to be marked to market on an ongoing basis.  These market value adjustments are to be included in net income (loss) in the statement of operations or in other comprehensive income (and accumulated in shareholders’ equity), depending on the nature of the transaction.

Note F:  Segment Information:

	Quarter Ended		Nine Months Ended
September 30,	2001	2000	2001	2000

External Sales
Production Monitoring	925,838	1,163,099	3,079,845	3,742,606
Character Recognition	185,787	272,644	517,128	697,916
Investments	-	-	-	-

Total	1,111,625	1,435,743	3,596,973	4,440,522

Net Income (Loss) Before Taxes and Discontinued Operations
Production Monitoring	(48,132)	211,922	60,690	668,242
Character Recognition	(6,746)	(30,333)	33,673	(149,288)
Investments	1,214,425	(10,318)	5,400,224	(30,392)

Total	1,159,547	171,271	5,494,587	488,562

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

Note G:  Disposal of Microflame, Inc.

On May 14, 2001, the Company disposed of its brazing torches segment through a sale of all of its shares of stock in Microflame, Inc. to an unrelated party.  The Company has restated its prior financial statements to present the operating results of the brazing torch operations as discontinued.  Summary of the operating information for this segment is as follows:

	Revenue	Taxes
Three Months Ended September 30, 2001	$-	$-
Three Months Ended September 30, 2000	$68,237	$4,675

Nine Months Ended September 30, 2001	$149,421	$5,275
Nine Months Ended September 30, 2000	$217,568	$9,950

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

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales decreased 22.6% to $1,111,625 for the three-month period ended September 30, 2001, compared to net sales of $1,435,743 for the same period in fiscal 2001. Net sales decreased by a total of 19.0%, for the nine month period ended September 30, 2001, to $3,596,973 compared to $4,440,522 for the same period in fiscal 2000.The decrease is due primarily to a significant sale, approximately 400 units, which had occurred during the first quarter of fiscal 2000 in the Controls Division to one of its customers. The decrease is also due to decreased net sales in the Company’s AutoData Division. The primary decrease in net sales is due to the restructuring of the sales department and the redirection of its focus. Although AutoData’s net sales have decreased, the Division recognized net income for the nine months ended September 30, 2001 of $33,673 compared to a net loss of $149,288 in the comparable period of fiscal 2000. The Company’s net sales, overall, has also been affected by the decrease in capital spending by its customers as a result of the general decline of the global economy during the nine months of fiscal 2001.

The Company’s gross margin for the three and nine month periods ended September 30, 2001 remained consistent compared to the same periods in fiscal 2000. The Company expects the gross margin as a percentage of net sales to remain consistent throughout the last quarter of fiscal 2001.

Selling and research & development expenses for the three and nine month periods ended September 30, 2001 decreased compared to the same periods in fiscal 2000 due to a reduction in the employee base in the Company’s AutoData Division in the nine month period of fiscal 2001. Operating expenses in total as a percentage of net sales increased for the three and six month periods ended September 30, 2001 when compared to the same periods in fiscal 2000. This is consistent with management’s expectation that operating expenses would remain relatively consistent between periods while experiencing a decrease in net sales.

The most significant increase in income from continuing operations experienced by the Company during the nine months ended September 30, 2001 compared to the same period in fiscal 2000 is due to the sale of its investments in August Technology Corporation.

In recent years, the Company’s wholly owned subsidiary, Microflame, Inc., has incurred operating losses. As a result, the Company made the decision to sell the division. Microflame was sold during the second quarter of 2001, resulting in a loss from discontinued operations of $72,739 for the nine month period ended September 30, 2001 as compared to income of $17,371 for the nine month period ended September 30, 2000.

Liquidity and Capital Resources

The Company continues to generate strong cash flows from operations. Working capital and funds for capital expenditures have been provided through current earnings. These funds have been placed in secure short-term investments. The funds are being used primarily for dividend distributions, working capital needs and general corporate purposes, which may include acquisitions. Capital expenditures resulted mainly from the purchase of additional manufacturing and office equipment. The Company does not anticipate the need for additional working capital from outside sources.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were voted on by the Company’s security holders.

Item 5. Other Information

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing if future revenues and expenses and customer demand. These statements include, but are not limited to, changes in worldwide general economic conditions, cyclicality of capital spending by customers, Electro-Sensors, Inc. ability to keep pace with technological developments and evolving industry standards, worldwide competition and Electro-Sensors, Inc. ability to protect its existing intellectual property from challenges from third parties and other factors.

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

(b)   Reports on Form 8-K – No reports on Form 8-K were filed during the nine months ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Electro-Sensors, Inc.

By:	/s/ Bradley D. Slye
Bradley D. Slye, President
(Principal Financial Officer)