Form 10KSB40
period 2001-12-31
ELECTRO SENSORS INC
filed 2002-03-22
CIK 351789

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 0-9587

ELECTRO-SENSORS, INC.
(Name of Small Business Issuer in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-0943459 (IRS Employer Identification Number)

6111 Blue Circle Drive
Minnetonka, Minnesota 55343-9108
(Address of Principal Executive Offices, including Zip Code)

(952) 930-0100
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The issuer's revenues for the fiscal year ended December 31, 2001 were $4,625,305.

        The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,321,040 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on February 15, 2002.

        The number of shares outstanding of the registrant's Common Stock, $0.10 par value, on February 15, 2002 was 3,122,263.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
Form 10-KSB for the Year Ended December 31, 2001
TABLE OF CONTENTS

PART I

Item 1—Business

Introduction

        Electro-Sensors, Inc. (the "Company" or "ESI") is engaged in two distinct business lines: (1) the manufacture and distribution of industrial production monitoring and process control systems through its Controls division, and (2) the development and distribution of PC-based software for both automated survey processing and hand printed character recognition through its AutoData Systems division.

        The Company also operated a wholly owned subsidiary, Microflame, Inc., for the first six months of 2001. This subsidiary was engaged in manufacturing and distributing small gas torches and related accessories. The Company sold Microflame in June of 2001.

        In addition, through its ESI Investment Company subsidiary, the Company periodically invests in other businesses and companies. Although ESI, through its ESI Investment Company subsidiary, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. Unless indicated otherwise, the term "Company", when used herein, includes the Company and its subsidiaries.

        On January 31, 2001, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, for stockholders of record on February 12, 2001 and payable on February 26, 2001. All references to net income per common share, net income per common share-assuming dilution, common stock, and stockholders' equity have been restated as if the stock split occurred as of the earliest date presented.

        ESI, incorporated in Minnesota in July 1968, has executive offices located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343 and telephone number (952) 930-0100. References to "ESI" are to Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2001, ESI had two subsidiaries: ESI Investment Company and Senstar Corporation.

        The following narrative should be read in conjunction with the section titled "Cautionary Statements" starting on Page 9.

Operating Segments/Principal Products/Markets

        The Company was engaged in four reporting operating segments at the beginning of fiscal year 2001: (1) Production Monitoring Systems ("Controls Division"), (2) Character Recognition Systems ("AutoData Systems Division"), (3) Brazing Torches ("Brazing Torches Division"), and (4) Investments ("Investment Division"). These segments were based on the markets that were served and the products that were provided to those markets.

        In May 2001, the Company sold its wholly owned subsidiary, Microflame, Inc. (the "Brazing Torches Division"), therefore leaving the Company with three (rather than four) operating segments at the end of fiscal year 2001.

Production Monitoring Systems—Controls Division

        The Company's Controls Division manufactures and sells several different types of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

Speed Monitoring Systems

        The Company's traditional products have compared machine revolutions per minute or speed against acceptable rates as determined by the customers. The monitors generally have the same general operating principle and use a non-contracting sensing head that translates the speed at which a shaft rotates into analog readouts. The systems include both the sensing device and a signal-generating pulser disc or wrap that attaches to the rotating shaft. The systems vary in complexity from a simple system that detects gross slow-downs or stoppages to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring a single critical shaft speed. In 1987, the Company created a separate Drive Control Systems Unit to market products that regulate machine speeds. The Company's Controls Division's traditional products remain in the "Speed Monitoring Systems Unit".

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

        Speed Monitoring Systems manufactures and sells two production-monitoring devices that do not operate by measuring shaft speeds. These devices are the tilt switch and vibration monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity, for example, when grain fills a silo. A vibration monitor will alert an operator when the vibration in a production system exceeds a certain level.

        Speed Monitoring Systems production monitoring systems are sold to businesses in all major standard industrial classifications, including food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

        Speed Monitoring Systems markets its systems primarily through home office sales people who deal directly with customers, and a number of non-exclusive distributors located throughout the United States.

        The Company currently advertises its products in national industrial periodicals that cover a wide range of industrial products and attends several tradeshows designated for the industry throughout the year. The Company expects to continue to market its products in this and related markets.

Drive Control Systems

        The Company has developed and introduced products that not only monitor machine operation levels, but also regulate the speed of related machines in the same production sequence to ensure that the performance of the various machine(s) is coordinated. In the past, these distinct features allowed the Company to market these products under the Drive Control Systems name.

        Drive Control Systems markets a line of digital control products for motors that require a complete closed loop PID (Proportional Integral Derivative) control. The closed loop controllers increase production speed and reduce waste. Product samples are:

        The MicroSpeed

  •
  Functions as a speed control for motors transporting variable loads, mixing chambers that combine raw materials in varying ratios and accordingly require varying speed ratios, and screw conveyor feeding systems

        The MS332

  •
  Functions as a fully digital, bidirectional event synchronizer for motors requiring precise control of speed and angular position with no gain or loss of shaft revolution

  •
  Digitally synchronizes the speed of two or more motors to maintain the continuous position relationship between the independent motor applications

        The MicroLength

  •
  Functions as a position/length controller designed specifically to replace preset counter systems by improving accuracy and cycle time efficiencies

  •
  Converts shaft speed feedback into given length motor advancement

  •
  Applications include cut-to-length and material feed applications

        In 1988, the Company entered into a sales agreement with MKS Maschinen Kontroll Systeme GmbH ("MKS"), the West German manufacturer of a Synchronous Drive Controller ("SDC") product line, giving the Company exclusive rights to distribute in the United States the drive control products manufactured by MKS.

        The drive control product manufactured by MKS coordinates a number of motors in a production machine. The Synchronizer was designed for use as a precision speed reference for use with DC regenerative drives. The MKS product line enables manufacturers to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors.

        The Company believes that significant savings in both time and materials can be achieved by manufacturing companies by adding drive control technology to existing manufacturing processes to coordinate operation of related machines. The Company intends to continue to market its products in this "retro-fit' market and also to companies building new manufacturing machinery or processing systems.

        The Company expects to continue to expend resources in development and marketing of its various Production Monitoring Systems throughout 2002.

Character Recognition Systems—AutoData Systems Division

        The Company initially invested in AutoData Systems as a development project chartered to create opportunities using proprietary, pattern recognition technology. The outcome of the project was a Windows™ software-based system that reads hand-printed characters, check marks, and bar code information from scanned or faxed forms.

        The System offers customers a new data entry solution that converts information from forms into a text file compatible with most computer databases. This intelligent data entry alternative saves time, strain, and money compared to the current method of manual data entry. The basis of the handprint reading capability is the Associative Pattern Memory™ ("APM"), a patented pattern recognition algorithm. The APM is a trainable, neural network based memory that was incorporated in a Windows™ Dynamic Link Library ("DLL"). This DLL is the foundation of the two products marketed by AutoData Systems.

        AutoData Systems became an operating segment in January 1993. The first software package, AutoData PRO™, was released in May 1993. This software package was designed for the end user. AutoData PRO™ served as a utility software package designed to process only check mark and handprint information from scanned forms. The software allowed the user to export the data in an ASCII file format.

        In September 1993, AutoData PRO II™ was released as an upgrade, along with AutoData SDK™. AutoData SDK II™ allowed Windows™ developers to embed the AutoData DLL into their application in order to provide automated data entry from scanned or faxed forms.

        In 1996, AutoData Survey™ was released. Survey™ is a software package that utilizes the check mark recognition technology to automate the data entry processing of responding participant questionnaires. AutoData has directed the Survey™ package toward the health care industry.

        In March 2000, AutoData released its Scannable Office™ product. This software package combines the forms processing and character recognition technology with the versatility of the Microsoft Office Suite™ product. Scannable Office™ enhances Microsoft Word™ with tools to create scannable forms effortlessly. The software 'reads' and automatically places extracted data directly into a Microsoft Excel™ spreadsheet or Microsoft Access™ database utilizing only a PC and scanner.

Microflame, Inc. Gas Torches —Brazing Torches Division

        Microflame manufactured and sold four kinds of miniature brazing torches under the names Cub, Super Cub, Microflame, and Dragon. During the past several years, a significant portion of Microflame product sales were from its Cub and Super Cub miniature hand-held torches. Both of these torches utilize butane which mixes with ambient air to develop a flame about the size of a pencil. The Cub torch was sold exclusively to Radio Shack for a portion of time.

        The Company's Microflame torch was composed of two high-pressure cylinders, one containing fuel and the other containing an oxidizer which produced a flame with a tip the size of a pencil point. This Division sold several kits based upon this basic torch. The kits differed in the number of replacement cylinders, brazing rods, and other accessories.

        The fourth torch, marketed under the name Dragon, had a unique flame-action lever that operated on isobutane which, when mixed with ambient air, produced a larger flame than the other torches the Division sold.

        These torches were used primarily by hobbyists, electronic kit assemblers, jewelers, and occasionally dentists and ophthalmologists.

        Microflame, Inc., the wholly owned subsidiary of ESI, was sold in May of 2001. The segment sale is reflected in the Company's Consolidated Financial Statements as 'Discontinued Operations'.

Marketing and Distribution

        Speed Monitoring Systems (Production Monitoring Systems)—Markets its speed monitoring systems primarily through home office sales people who deal directly with customers and a number of non-exclusive distributors located throughout the United States.

        Drive Control Systems (Production Monitoring Systems)—Markets its closed loop controls and SDC units through manufacturers representatives, integrators and in-house application personnel.

        Character Recognition Systems (AutoData Systems)—Markets its products primarily through one home office sales person who deals directly with customers and a number of non-exclusive distributors located throughout the United States, Canada, Europe and Asia.

        Brazing Torches (Microflame, Inc.)—Marketed its products both directly by the Company and through manufacturers' representatives. Direct sales were made both domestically and internationally.

Competition

        Speed Monitoring Systems/Drive Control Systems (Production Monitoring Systems)—The potential for the Company's monitoring products includes a broad range of industrial and commercial businesses. Design, quality and multiplicity of application, rather than price, are the focus of competition in selling these products. The Company has substantial competition for its production monitoring systems. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are: Danaher Controls, Red Lion Controls, Control Concepts, 4B Elevator Components Ltd., Durant Corporation, and Contrex, Inc. The Company's competitive advantages are that its products are sold as ready-to-install units and that its products have a wide range of applications. The Company's major disadvantages include the fact that its major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

        Character Recognition Systems (AutoData Systems)—The competitors for this division are essentially in the same product entry phase of marketing their software products to users and developers. The essential differences are that few competitors have their own technology and some have larger sales volume due to length of time in the market.

        Brazing Torches (Microflame, Inc.)—The market for Microflame consisted primarily of hobbyists, electronic kit assemblers, and jewelry designers. Competition was primarily from foreign sources, but based on a totally different design type that projected them more as a soldering iron rather than a torch. National competition for large propane torches, sold in the home improvement market, were companies such as Cooper Tools and Benz-O-Matic. Both of these companies had established names and much broader product lines than Microflame.

        The Company's operating activities are subject to intense competition. There can be no assurance that the Company will be able to effectively compete within its existing markets or the newer market it is entering through its AutoData Systems Division. Further, there can be no assurance that others will not enter these markets. Competition in these markets is based primarily on price, which subjects the Company to increasing pressures to make price adjustments to remain competitive. Such price adjustments, if any, may have an adverse impact on the Company's results of operations if not offset by an increase in revenues and/or a reduction in expenses.

Suppliers

        Speed Monitoring Systems/Drive Control Systems (Production Monitoring Systems)—The Controls Division purchases parts and materials for its production monitoring systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with proprietary designs. Multiple sources of these supplies and materials are readily available, and the Controls Division is not dependent on any single source for these supplies and materials. This Division has not experienced any problem of short supply or delays from its suppliers.

        Character Recognition Systems (AutoData Systems)—This Division purchases its supplies and materials from various suppliers and is not dependent on any single source for such supplies.

        Brazing Torches (Microflame, Inc.)—Except for small compressed gas cylinders used in Microflame's gas torches, this Division's parts and materials were purchased from various manufacturers and distributors. There were multiple sources of necessary supplies and materials available, and the Division was not dependent on any single source for those supplies and materials.

        The Company purchases a variety of parts, components, and other supplies from a variety of vendors for all of its operating divisions. While the Company attempts to have more than a single source of supply for those various parts, components and supplies, it is possible occasionally that there will be only one supplier for any single part, component or supply. Should a supplier be unwilling or unable to supply such an item in a timely manner, the Company's business could be materially adversely affected.

Customers

        The Company is not dependent upon a single or a few customers for a material (10% or more) portion of its sales in any of its operating divisions.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

        The names "Electro-Sensors", "AutoData", and "Microflame" are trademarks registered with the U.S. Patent and Trademark Office, respectively as Reg. No. 1,142,310, Reg. No. 1,874,543, and Reg. No. 809916. The Company believes its trademarks have been and will continue to be useful in developing and protecting market recognition for its products.

        The Company holds no patents, concessions, licenses or franchises relating to its Production Monitoring Systems, but has obtained six patents related to its Character Recognition technology.

        PPT Vision, Inc. has granted the Company an exclusive license which allows the Company to incorporate a patented neural network algorithm in its products. The initial use of this algorithm has been in the Company's automated computer entry group under the name "AutoData Systems."

Governmental Approvals

        The Company is not required to obtain governmental approval of its products.

Effect of Governmental Regulations

        The Company does not believe that any existing or proposed governmental regulations will have a material effect on its business.

Research and Development

        The Company invests in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products.

        Research and development expense (by Division) during the past two fiscal years was:

Speed Monitoring Systems/Drive Control Systems (Production Monitoring Systems)

  2001: $544,056
  2000: $552,795

        The Company's development projects for this division are undertaken based upon the identified specific needs of the Company's customer base.

Character Recognition Systems (AutoData Systems)

  2001: $277,908
  2000: $309,708

        The Company has continued to fund this Division's development activities. The goal is to create low-cost software based systems that enable accurate reading of hand-printed characters. Towards this effort, the Company acquired an exclusive license from PPT Vision, Inc. ("PPT") in January of 1992, offering the Company protection of the algorithm necessary for the 'reading' technology. The Company has also developed two recognition patents.

Brazing Torches (Microflame, Inc.)

        The Company did not conduct any research and/or development with respect to its Microflame subsidiary for the prior two fiscal years.

        The Company's future success is dependent in part upon its ability to develop new products in it varying segments. Difficulties or delays in the Company's ability to develop, produce, test and market new products could have a material adverse effect on future sales growth.

Compliance with Environmental Laws (Federal, State and Local)

        Compliance with federal, state and local environmental provisions has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on the competitive position of the Company.

Employees

        As of March 1, 2002, the Company had 36 employees, of which 35 are full-time. All of the Company's employees work for the Controls Division. The Company believes that its relations with its employees are good.

Cautionary Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by the Company or on its behalf. The Company has made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements provide current expectations or forecasts of future events and can be identified by the use of terminology such as "believe," "estimate," "expect," "intend," "may," "could," "will," and similar words or expressions. Electro-Sensors forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements. The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

        Fluctuations in Operating Results—ESI has experienced fluctuations in its operating results in the past, and may experience fluctuations in the future, which may affect the market price of its Common Stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond the Company's control. Some of theses factors are: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the market and economic disruptions.

        Because fluctuations can happen, the Company believes that comparisons of the results of its operations for preceding quarters should not be relied upon by investors as an indication of how the Company will perform in the future. There can be no assurance that the Company's earnings growth will equal that of prior years.

        Further, investments by the Company's subsidiary, ESI Investment Company, are subject to significant positive and negative changes in value. In particular, significant investments in PPT Vision,

Inc. and August Technologies, Inc. have experienced substantial value fluctuations which are expected to continue. The Company's current intention is to continue to gradually liquidate its investment securities to finance expansion of its operating activities.

        Expending Funds for Changes in Industry Standards, Customer Preferences or Technology—The Company's business depends upon continually introducing new and enhanced products and solutions for customer needs. The development of products requires the Company to commit financial resources, personnel and time, usually in advance of sales. In order to compete, the Company must anticipate both future demand and the technology available to meet that demand.

        Suppliers—Some of the Production Monitoring Systems contain components from a sole or limited number of suppliers. The Company may experience component shortages, supplier discontinuation of products, or parts that become obsolete. Although the Company believes it has arrangements for an adequate supply for its short-term requirements, it does not have contracts with suppliers that would assure availability and price long-term. If parts are not available when needed, product shipments could be delayed.

        Employees—The Company's ability to maintain a competitive position and to continue to develop and market new products depends, in part, on its ability to retain key employees and qualified personnel. If the Company is unable to retain and/or recruit key employees, product development, marketing and sales could be negatively impacted.

Item 2—Properties

        The Company owns and occupies a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility.

Item 3—Legal Proceedings

        The Company was not the subject of any legal proceedings as of the date of this filing.

Item 4—Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters

        The Company's Common Stock trades on the Nasdaq SmallCap tier of The Nasdaq Stock Market® under the symbol 'ELSE'. The following table sets forth the quarterly high and low reported last sales prices for the Company's Common Stock for each period indicated, adjusted to reflect the three-for-two stock split effective February 2001, as reported on the Nasdaq system.

	Period	High	Low
2001	First Quarter	$5.625	$2.188
	Second Quarter	$4.910	$2.370
	Third Quarter	$4.150	$2.790
	Fourth Quarter	$4.230	$2.800
2000	First Quarter	$4.604	$1.313
	Second Quarter	$6.542	$1.500
	Third Quarter	$5.000	$3.042
	Fourth Quarter	$4.000	$2.083

        Based on data provided by the Company's transfer agent, management believes that as of February 15, 2002, the number of share owner accounts of record was approximately 162, at which date the closing market price of the Company's Common Stock was $3.72 per share.

        The Company paid cash dividends on its common stock of $0.12 per share in 2000 and 2001 on a quarterly basis.

Item 6—Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2001 vs. Fiscal Year 2000

Fiscal 2001—Disposal of Microflame, Inc. Segment

        The fiscal year 2001 results of operations reflect the disposal of the Company's brazing torches segment, Microflame, Inc. as discontinued operations. The Company disposed of this segment through a sale of all of its shares of stock in Microflame, Inc. to an unrelated party on May 14, 2001.

        Proceeds from the sale of operations include $5,000 cash and a note receivable for $36,000. The note is payable over 36-monthly payments and is secured by the stock of Microflame, Inc.

Operating Income (Loss)

        Income from continuing operations for fiscal year 2001 increased $2,923,301 to $3,589,030 or 439.1% when compared to operating income for fiscal year 2000. This increase was primarily a result of the sale of investment securities through the Company's subsidiary ESI Investment Company.

        Investment income for the fiscal year 2001 increased by $5,069,457 to $5,568,673. The Company sold a portion of its investment in August Technology. The decrease in interest income earned on temporary cash investments decreased $11,654 as a result of the decrease in interest rates in the market.

        The Controls Division had an operating loss of ($149,742) compared to operating income of 749,612 when compared to the prior year, a decrease of $899,354 or 120.0%. This decrease is a direct result of a decrease in net revenues for this Division.

        The Character Recognition Division had operating income of $35,499 compared to an operating loss of ($237,099) compared to the prior year, an increase of $272,598 or 115.0%. This increase is a direct result of the Company's efforts to reduce operating expenses. The reduction in expenses was principally a result of decreases in staffing levels and related employee expenses.

        Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. Dividend on marketable equity securities are recognized in income when declared. Investments in unregistered securities are reported at original cost.

        Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Net Revenues

        Net revenues for fiscal year 2001 decreased $1,122,270 to $4,625,305, or 19.5% when compared to net revenues for fiscal year 2000.

        Of this decrease, $935,541 is attributable to the Controls Division. All of the Division's products contributed equally to the decline. This decrease in revenues was primarily a result of reduced sales to production machinery builders and fewer sales to end users for plant expansions. This decline in demand for production control is attributable to the slowdown in the U.S. economy. The decline in revenues associated with machinery builders persisted throughout the year, whereas sales for replacement and repairs components started decreasing in late second quarter and continued through the end of 2001. The remaining decrease is attributable to the Character Recognition Division. This decrease in sales, when compared to 2000, was primarily due to the 1999 backlog of orders for the Scannable Office product which was not available for shipment until early 2000.

Cost of Sales

        The Company's cost of sales decreased from $2,216,089 to $1,911,781, a difference of $304,308 or 13.7%. This decrease results as direct effect of the reduced variable costs associated with the decline of net revenue for the fiscal year.

Gross Margins

        Gross margins for the fiscal year 2001 were 58.7% versus 61.4% for the prior fiscal year. The decline in margins are a result of the substantially unchanged fixed costs, including overhead and labor, being absorbed by lower level of sales. Gross margins for the Character Recognition Systems Division remained unchanged for the year.

Operating Expenses

        Total operating expenses decreased $268,362 or 8.4% when compared to the prior fiscal year. Selling and marketing costs decreased to $1,114,042, a decrease of 23.9%; general and administrative costs increased to $984,807, an increase of 14.4%; and research and development costs remained consistent at $819,394 for the fiscal year.

        Selling and marketing costs decreased principally in two areas. The Company decreased its expenditures for marketing and advertising of the Company's product lines by $80,000. In addition, the marketing salaries and related employee expenses decreased $218,000 during 2001. Most of the employment expense decrease occurred in the Character Recognition Systems Division.

        General and administrative costs increased primarily due to increased outsourcing of services rendered to the Company and a $57,000 increase in the Company's contribution to the Employee Stock Ownership Plan.

        Research and development costs decreased 7% when compared with the prior year. This principally was due to reduced staffing in the Character Recognition Systems Division. The Company will continue to devote substantial financial and technical resources to development of new products, as well as continue to invest in more efficient product designs and manufacturing procedures for the Controls Division.

Non-Operating Income

        ESI Investment Company continues to provide an alternative source of earnings for the Company through investments in marketable securities; however, the Company's intent is to remain an operations-based Company. The Company's investments in marketable securities are subject to significant positive and negative changes in value.

        In addition to income from the sale of investments, the Company also realizes interest income from its short-term holdings.

Comparison of Fiscal Year 2000 vs. Fiscal Year 1999

Net Revenues

        Net revenues for fiscal year 2000 increased $376,525 to $5,747,575 or 7.0% when compared to net revenues for fiscal year 1999.

        Of this increase, $342,167 was attributable to the Controls Division. All of the Division's products contributed equally to the increase. This increase in revenues was primarily a result of a large sale to a customer. The remaining increase was attributable to the Character Recognition Division. This increase in sales, when compared to 1999, was primarily due to the 1999 backlog of orders for the Scannable Office product which was shipped in March of 2000.

Cost of Sales

        The Company's cost of sales remained relatively consistent from fiscal 1999 to fiscal 2000, despite a slight increase in sales. This resulted from the product mix of both the Controls Division and the Character Recognition Systems Division and the associated costs of such products.

Gross Margins

        Gross margins for the fiscal year 2000 were 61.4% versus 58.8% for the prior fiscal year. The increase in margins was primarily a result of the costs associated with the Scannable Office product for the Character Recognition Systems Division. Costs relating to the Controls Division remained relatively consistent for fiscal 2000 when compared to fiscal 1999.

Operating Expenses

        Selling and marketing costs decreased $274,494 or 16.0%, principally from a reduction in advertising expenses for both the Controls Division and the Character Recognition Systems Division.

        General and administrative costs increased $163,333 or 23.4%, primarily due to increased outsourcing of services rendered to the Company for administrative purposes.

        Research and development costs increased $32,369 or 3.9% for fiscal 2000 when compared to fiscal 1999. This principally was due to an increase in services rendered to the Company from outside sources in the Controls Division. The Company planned to continue to devote substantial financial and technical resources to development of new products, as well as continue to invest in more efficient product designs and manufacturing procedures for the Controls Division.

Non-Operating Income

        ESI Investment Company provided an alternative source of earnings for the Company through investments in marketable securities. The Company's investments in marketable securities were subject to significant positive and negative changes in value.

        In addition to income from the sale of investments, the Company also realized interest income from its short-term holdings.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's balance sheet continues to reflect a highly liquid position, with working capital of $15,286,103 at December 31, 2001. Included in working capital is $8,389,691 of cash and cash equivalents, as well as $11,140,320 in short-term investments. The working capital increased as a result of the sale of a portion of its investment in August Technology and the reclassification of non-current investments to current assets. The Company will reduce its investment in August Technology as stock market conditions provide opportunities to sell at prices which management believes reflects the stock's value.

        Net cash used by operating activities for the fiscal year 2001 was $21,614 compared to $97,785 for the fiscal year 2000. The decrease in cash used by operating activities was due primarily to the reduction of cash paid to suppliers and employees. The number of employees, as well as the associated salaries and benefits of such employees, was reduced from 2000, primarily in the AutoData Systems Division.

        Net cash provided by investing activities for the fiscal year 2001 was $5,581,417 compared to $746,830 for the fiscal year 2000. The increase in cash provided by investing activities was due to the increase in the sale of marketable securities, as well as the proceeds received from the sale of the Company's wholly owned subsidiary, Microflame, Inc. In addition, property and equipment purchases were reduced in 2001.

        Net cash used in financing activities for the fiscal year 2001 was $361,288 compared to net cash provided by financing activities of $34,442 for the fiscal year 2000. The increase in cash used by financing activities was due to an 56% increase in dividends paid to shareholders in 2001.

        The Company continues to generate strong cash flows and does not anticipate the need for additional working capital from outside sources for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The application of this SAB did not have a material impact on the Company's operating results or financial position.

        On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No, 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company does not hold any net goodwill or other intangible assets and therefore believes that the application of this SFAS will not have a material impact on the Company's operating results or financial position.

CHANGING PRICES AND INFLATION

        The Company did not experience any significant inflationary pressure during 2001. Cost management programs and modest price increases have enabled the Company to minimize inflation's impact on operating performance. The Company continually works to control product cost increases through engineering improvements, selection and use of more cost-efficient product components and through improved operating efficiency.

CAUTIONARY STATEMENT

        This report includes certain forward-looking statements, which provide current expectations or forecasts of future events. The Company cautions investors that actual results of future operations may materially differ from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company due to a number of factors including, but not limited to the following: the uncertainty of market acceptance of products of the Company's Divisions; fluctuations in operating results due to the impact of non-recurring large orders for products and gains or losses from the sale of investment securities; competition from lower-priced and new products of competitors; and the availability of components for certain of the Company's products which may, for periods of time, be available only from a single supplier. The Company's forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statement. The Company undertakes no obligation to update any forward-looking statements. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historic results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. For additional information, see the Company's periodic filings with the Securities and Exchange Commission.

Item 7—Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Electro-Sensors, Inc.
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

SCHWEITZER KARON & BREMER, LLC
Certified Public Accountants
Minneapolis, Minnesota
February 5, 2002

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents, including Temporary Cash Deposits of $8,155,285 and $2,057,927, respectively	$8,389,691	$3,191,176
Investments	11,140,320	3,266,753
Trade Receivables, Less Allowance for Doubtful Accounts, 2001: $25,000 and 2000: $26,500	498,283	730,577
Inventories	819,272	922,610
Other Current Assets	210,551	127,177
Prepaid Income Taxes	0	74,606

Total Current Assets	21,058,117	8,312,899

PROPERTY AND EQUIPMENT, net	1,480,477	1,615,994

INVESTMENTS	742,087	17,202,689

DEFERRED INCOME TAXES	68,100	0

TOTAL ASSETS	$23,348,781	$27,131,582

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$65,530	$108,482
Accrued Expenses	140,014	240,705
Accrued Income Taxes	1,647,470	0
Deferred Income Taxes	3,919,000	1,047,900

Total Current Liabilities	5,772,014	1,397,087

DEFERRED INCOME TAXES	0	5,879,400

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
STOCKHOLDERS' EQUITY
Common Stock, par value $0.10 per share; Authorized 10,000,000 shares; Issued 3,121,263 and 2,077,112 shares, respectively	312,126	207,711
Additional Paid-In Capital	894,172	985,410
Retained Earnings	9,533,073	6,391,246
Accumulated Other Comprehensive Income	6,837,396	12,270,728

Total Stockholders' Equity	17,576,767	19,855,095

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,348,781	$27,131,582

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2001	2000	1999
Net Sales	$4,625,305	$5,747,575	$5,371,050
Cost of Goods Sold	1,911,781	2,216,089	2,213,843

Gross Profit	2,713,524	3,531,486	3,157,207

Operating Expenses:
Selling and Marketing	1,114,042	1,463,290	1,710,784
General and Administrative	984,807	860,812	697,479
Research and Development	819,394	862,503	830,134

Total Operating Expenses	2,918,243	3,186,605	3,238,397

Operating Income (Loss)	(204,719)	344,881	(81,190)

Non-Operating Income (Expense):
Gain (Loss) on Sale of Investment Securities	5,539,961	536,006	0
Interest Income	119,188	130,842	88,751

Total Non-Operating Income (Expense)	5,659,149	666,848	88,751

Income (Loss) from Continuing Operations Before Income Taxes	5,454,430	1,011,729	7,561
Federal and State Income Taxes	1,865,400	345,000	(37,100)

Income (Loss) from Continuing Operations	3,589,030	666,729	44,661
Discontinued Operations (Note 13):
Income (Loss) from Operations of Microflame Division, net of income taxes	(3,510)	15,012	(67,074)
Loss on Disposal of Microflame Division, net of income taxes	(69,228)	0	0

Total Income (Loss) from Discontinued Operations	(72,738)	15,012	(67,074)

Net Income (Loss)	$3,516,292	$681,741	$(22,413)

Net Income (Loss) Per Share Data:
Basic
Income (Loss) from Continuing Operations	$1.15	$0.22	$0.02
Net Income (Loss) Per Share	$1.13	$0.23	$(0.01)
Shares Used in Per Share Calculations	3,118,706	3,002,861	2,966,445
Diluted
Income (Loss) from Continuing Operations	$1.12	$0.22	$0.02
Net Income (Loss) Per Share	$1.10	$0.22	$(0.01)
Shares Used in Per Share Calculations	3,209,194	3,044,570	2,966,928

(1)
All Earnings per share and share amounts for the periods presented have been restated for the three-for-two stock split declared January 31, 2001 and paid February 26, 2001.

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Issued					Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings	Comprehensive Income		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 1998	1,975,454	$197,545	$702,576	$6,209,044		$1,023,820	$8,132,985
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					(452,012)	(452,012)	(452,012)
Stock Issued Through the Employee Stock Purchase Plan	10,154	1,016	17,730				18,746
Dividend on Common Stock $0.12 per share				(237,314)			(237,314)
Net Income (Loss)				(22,413)	(22,413)		(22,413)

					(474,425)

Balance, December 31, 1999	1,985,608	198,561	720,306	5,949,317		571,808	7,439,992
Exercise of Stock Options	87,900	8,790	259,431				268,221
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					11,698,920	11,698,920	11,698,920
Stock Issued Through the Employee Stock Purchase Plan	3,604	360	5,673				6,033
Dividend on Common Stock $0.12 per share				(239,812)			(239,812)
Net Income (Loss)				681,741	681,741		681,741

					12,380,661

Balance, December 31, 2000	2,077,112	207,711	985,410	6,391,246		12,270,728	19,855,095
Exercise of Stock Options	1,300	130	2,968				3,098
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					(5,433,332)	(5,433,332)	(5,433,332)
Stock Issued Through the Employee Stock Purchase Plan	3,218	322	9,757				10,079
Dividend on Common Stock $0.12 per share				(374,465)			(374,465)
Three-for-Two Stock Split	1,039,633	103,963	(103,963)				0
Net Income (Loss)				3,516,292	3,516,292		3,516,292

Balance, December 31, 2001	3,121,263	$312,126	$894,172	$9,533,073	$(1,917,040)	$6,837,396	$17,576,767

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash:
Received from Customers	$4,857,588	$5,614,039	$6,074,220
Paid to Suppliers and Employees	(4,881,066)	(5,535,369)	(5,656,207)
Interest Received	119,188	130,842	88,751
Income Taxes Paid	(117,324)	(307,297)	0
Income Tax Refund Received	0	0	5,648

Net Cash Provided By (Used In) Operating Activities	(21,614)	(97,785)	512,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(21,247)	(72,238)	(54,918)
Sales of Marketable Securities	5,591,664	819,068	0
Proceeds from Sale of Microflame Division	5,000	0	0
Payments Received on Notes Receivable	6,000	0	0

Net Cash Provided By (Used In) Investing Activities	5,581,417	746,830	(54,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(374,465)	(239,812)	(237,314)
Net Proceeds (Payments) on Short-Term Borrowings	0	0	(44,843)
Proceeds from Issuance of Stock	13,177	274,254	18,746

Net Cash Provided By (Used In) Financing Activities	(361,288)	34,442	(263,411)

Net Increase (Decrease) in Cash and Cash Equivalents	5,198,515	683,487	194,083
Cash and Cash Equivalents:
Beginning	3,191,176	2,507,689	2,313,606

Ending	$8,389,691	$3,191,176	$2,507,689

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)	3,516,292	681,741	(22,413)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	153,355	146,648	139,900
Realized (Gain) Loss on Sale of Investment Securities, net	(5,539,961)	(536,006)	0
Loss on Sale of Microflame Division	69,228	0	0
Deferred Taxes	26,000	(5,300)	(21,100)
(Increase) Decrease In:
Trade Receivables	231,203	(48,562)	38,274
Inventories	41,930	(55,466)	107,468
Other Current Assets	(88,667)	(41,011)	(16,197)
Prepaid Income Taxes	74,606	51,003	(28,352)
(Increase) Decrease In:
Accounts Payable	(42,952)	(35,842)	2,075
Customer Deposits	0	(347,152)	353,645
Accrued Expenses	(110,118)	92,162	(40,888)
Accrued Income Taxes	1,647,470	0	0

Net Cash Provided By (Used In) Operating Activities	$(21,614)	$(97,785)	$512,412

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net Change in Unrealized Holding Gains on Marketable Securities	$(8,535,332)	$18,332,920	$(707,012)

Issuance of Note Receivable Related to Sale of Microflame Division	$36,000	$0	$0
Microflame's Net Assets Sold (Net of Cash Proceeds)	$105,225	$0	$0

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

        The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiaries: Microflame, Inc. and ESI Investment Company. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as "the Company".

        Electro-Sensors, Inc. operates two distinct businesses. The first is the Controls Division, which carries the name of Electro-Sensors, Inc. This division manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use. The Controls Division's goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff and distributors to a wide variety of manufacturers, OEM's and processors to monitor process machinery operations. The Controls Division markets its products to a number of different industries located throughout the United States and abroad.

        The second business is AutoData Systems (ADS), a division of Electro-Sensors, Inc. ADS designs and markets a desktop software based system that reads hand printed characters, checkmarks and bar code information from scanned or faxed forms. ADS products are designed to provide capabilities to automate data collection through telemarketing to end users, resellers and developers in the United States, Canada, Europe and Asia.

        Microflame, Inc. produced small hand held gas torches used primarily by hobbyists, electronic kit assemblers and creators of jewelry. Microflame, Inc. products were sold through distributors to retailers of hardware, hobby craft and electronic products. Microflame, Inc. was sold in May 2001. See Note 11 for further discussion.

        ESI Investment Company owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000. During late 2000 and 2001, the Company has recognized income from the sale of its holdings in August Technology Corporation. See Note 2 for additional information regarding its investments.

        The Company grants credits to customers under normal industry terms, generally 30 days. The Company's investments in marketable securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents:

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest which approximates market value.

        The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Investments:

        The Company has a portfolio of investments. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

        The Company's investments consist of marketable equity securities, primarily common stocks, government debt securities, money market funds and unregistered equity securities. The estimated fair value of marketable equity securities is based on quoted market prices and therefore subject to the inherent risk of market fluctuations.

        Since the Company does not buy investments in anticipation of short-term fluctuations in market prices, the investments in marketable equity securities has been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders' equity. Dividends on marketable equity securities are recognized in income when declared. Investments in unregistered securities are reported at original cost.

        Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Inventories:

        Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out) or market.

Fair value of financial instruments:

        The Company's financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

Property and equipment:

        Property and equipment are recorded at cost. Expenditures for renewals and betterments are capitalized and repairs and maintenance costs are charged to expense as incurred. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the results of operations.

Impairment of long-lived assets:

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Software costs:

        The Company capitalizes software production costs after new technological feasibility has been established and prior to general release to clients. Annual amortization of capitalized software will be based on the greater amount computed using the straight-line method over the estimated 36-month economic product life or using the ratio that current gross revenue for the software product bears to the total of current and anticipated future gross revenues for that product. The capitalized software production costs of the Company's existing technology have been fully amortized prior to December 31, 1998. Software maintenance and modification costs are expensed as incurred.

Revenue recognition of production monitoring equipment and gas torches:

        All production monitoring equipment and gas torches are shipped without an elevation or acceptance period. Revenues from the sale of the products and any related warranty costs are recognized at the time of shipment. The Company's distributors are not granted any price protection. Sales to all customers, including distributors, are final and no right of return after shipment exists.

Software revenue recognition:

        The Company recognizes revenue upon shipment of its character recognition software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper. The Company recognizes revenue upon shipment, net of return reserves based on historical experience. To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped. Warranty reserves are provided at the time revenue is recognized for the estimated cost of replacing defective products.

Advertising costs:

        The Company generally charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising which is capitalized and amortized over the expected period of future benefits. Advertising expense was $295,793, $375,833, and $562,413 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has no unamortized advertising costs as of December 31, 2001, 2000 and 1999.

Research and development:

        Expenditures for research and development are expensed as incurred.

Depreciation:

        The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows:

Years
Equipment	5-10
Furniture and Fixtures	10
Building	7-40

        Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $153,355, $146,648 and $139,900, respectively.

Income taxes:

        Deferred income taxes are provided on an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

Earnings per share:

        Basic earnings per share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules.

        The following information presents the Company's computations of basic and diluted EPS for the periods presented in the income statements.

	Income	Shares	Per Share Amount
2001:
Basic EPS	$3,516,292	3,118,706	$1.13
Effect of dilutive employee stock options		90,488

Diluted EPS	$3,516,292	3,209,194	$1.10

2001:
Basic EPS	$681,741	3,002,861	$0.23
Effect of dilutive employee stock options		41,709

Diluted EPS	$681,741	3,044,570	$0.22

2001:
Basic EPS	$(22,413)	2,966,445	$(0.01)
Effect of dilutive employee stock options		483

Diluted EPS	$(22,413)	2,966,928	$(0.01)

Reclassifications:

        Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net earnings or stockholders' equity as previously reported.

Comprehensive income:

        Comprehensive income includes the Company's net income plus other comprehensive income items, which are excluded from net income. The Company's other comprehensive income consists of unrealized gains (losses), net of income taxes and reclassification adjustment for gains and losses included in net income. This reclassification adjustment for gains and losses included in net income was $3,298,000, $(205,282), and $0 for 2001, 2000 and 1999, respectively. The Company does not have any additional transactions or other economic events which qualify as other comprehensive income as defined under SFAS No. 130.

Stock Compensation:

        The Company accounts for its stock-based compensation awards to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed the required pro forma effect on net income (loss) as required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, in Note 7.

Post-Employment and Post-Retirement Benefits:

        The Company does not provide post-employment health care or post-retirement benefits.

Recent accounting standards:

        In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The application of this SAB did not have a material impact on the Company's operating results or financial position.

        On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No, 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. There are also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company plans to adopt SFAS No. 142 on July 1, 2002. The Company does not hold any net goodwill or other intangible assets and therefore believes that the application of this SFAS will not have a material impact on the Company's operating results or financial position.

Note 2. Investments

        The cost and estimated fair value of the investments are as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2001
Treasury Bills	$8,155,285	$0	$0	$8,155,285
Money Market Funds	173,335	0	0	173,335
Equity Securities	1,189,011	11,153,548	(460,152)	11,882,407

	9,517,631	11,153,548	(460,152)	20,211,027
Less Cash Equivalents	(8,328,620)	0	0	(8,328,620)

Total Investments	$1,189,011	$11,153,548	$(460,152)	$11,882,407

December 31, 2000
Treasury Bills	$2,057,927	$0	$0	$2,057,927
Money Market Funds	772,499	0	0	772,499
Equity Securities	1,240,714	19,500,860	(272,132)	20,469,442

	4,071,140	19,500,860	(272,132)	23,299,868
Less Cash Equivalents	(2,830,426)	0	0	(2,830,426)

Total Investments	$1,240,714	$19,500,860	$(272,132)	$20,469,442

December 31, 1999
Treasury Bills	$1,704,167	$0	$0	$1,704,167
Money Market Funds	203,807	0	0	203,807
Equity Securities	1,523,793	1,324,775	(428,967)	2,419,601

	3,431,767	1,324,775	(428,967)	4,327,575
Less Cash Equivalents	(1,907,974)	0	0	(1,907,974)

Total Investments	$1,523,793	$1,324,775	$(428,967)	$2,419,601

        Realized gains and losses on investments are as follows:

	December 31,
	2001	2000	1999
Gross Realized Gains	$5,539,961	$796,624	$0
Gross Realized Losses	0	(260,618)	0

Net Realized Gain	$5,539,961	$536,006	$0

        The change in the net unrealized holding gain on investments at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Unrealized Gain on Current Portfolio of Marketable Equity Securities	$11,153,548	$19,500,860
Unrealized Loss on Current Portfolio of Marketable Equity Securities	(460,152)	(272,132)
Related Deferred Tax Effect	(3,856,000)	(6,958,000)

Total Unrealized Holding Gain, net	$6,837,396	$12,270,728

Note 3. Inventories

        Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2001	2000	1999
Raw Materials	$552,917	$630,985	$580,908
Work In Process	96,551	129,723	126,151
Finished Goods	169,804	161,902	160,085

Total Inventories	$819,272	$922,610	$867,144

Note 4. Property and Equipment

        The following is a summary of property and equipment:

	December 31,
	2001	2000
Equipment	$296,857	$393,116
Furniture and Fixtures	432,260	457,883
Building	1,333,824	1,333,824
Land	414,540	414,540

	2,477,481	2,599,363
Less Accumulated Depreciation	997,004	983,369

Total Property and Equipment	$1,480,477	$1,615,994

Note 5. Accrued Expenses

        Accrued expenses include the following:

	2001	2000
Wages and Commissions	$80,809	$116,452
Customer Deposits	0	6,493
Other	59,205	117,760

Total Accrued Expenses	$140,014	$240,705

Note 6. Commitments

Lease commitments:

        The Company is leasing office equipment under operating leases expiring at various dates through 2005.

        Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount
2002	$25,272
2003	23,632
2004	21,336
2005	2,037

Total Minimum Lease Payments	$72,277

        Rental expense charged to operations was $41,818, $38,576, and $36,451 for years ended December 31, 2001, 2000, and 1999, respectively.

Note 7. Common Stock Options and Stock Purchase Plan

Stock-based compensation:

        The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its common stock. The Company granted 105,500 options under this plan during 2001, and at December 31, 2001, 126,250 shares remained available for grant under this plan. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its common stock to its full-time employees. During 2001, 2000, and 1999, 3,218, 3,604, and 10,154 shares, respectively, were issued under this plan. At December 31, 2001, 99,972 shares were available for future issuance.

Stock options:

        The 1997 Stock Option Plan includes both nonqualified and incentive stock options. Payment for the shares may be made in cash, shares of the Company's common stock or a combination thereof. Under the terms of the plan, incentive stock options are granted at 100% of fair market value on the date of grant and may be exercised at various times depending upon the terms of the option. The nonqualified stock options were granted to directors to purchase shares of the Company's common stock. All existing options expire 10 years from the date of grant or one year from the date of death.

        A summary of stock options outstanding and exercisable under the plans are as follows:

	Number of Shares
	Incentive Options		Director Options
	Stock Options	Weighted Avg. Exercise Price	Stock Options	Weighted Avg. Exercise Price
Balance, December 31, 1998	139,500	$2.27	87,000	$2.63
Granted	117,000	1.47	9,000	2.00
Expired	0	0.00	(6,750)	2.17
Forfeited	(3,750)	2.49	0	0.00

Balance, December 31, 1999	252,750	1.89	89,250	2.61
Granted	51,750	3.45	9,000	2.23
Exercised	(118,350)	2.01	(13,500)	2.21
Forfeited	(34,650)	2.82	0	0.00

Balance, December 31, 2000	151,500	2.12	84,750	2.64
Granted	96,500	2.45	9,000	2.89
Exercised	(1,950)	1.59	0	0.00
Expired	0	0.00	(6,750)	2.33
Forfeited	(9,000)	2.75	0	0.00

Balance, December 31, 2001	237,050	$2.23	87,000	$2.69

Options Exercisable at December 31, 2001	130,025	$2.08	87,000	$2.69

        Price range of outstanding options:

As of December 31, 2001
	Incentive Options	Directors Options
Price Range	$1.33 to $3.50	$2.00 to $3.17
Expiration Dates	2007 to 2011	2002 to 2010

Stock purchase plan:

        The Employee Stock Purchase and Bonus Plan (the "Employee Stock Plan") allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company's common stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Compensation costs:

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per common share would have been decreased to the following pro forma amounts:

	Years Ended December 31,
	2001	2000	1999
Net Income	$3,516,292	$681,741	$(22,413)
As Reported	$3,457,732	$645,161	$(65,142)
Pro Forma
Net Income Per Common Share
As Reported	$1.13	$0.23	$(0.01)
Pro Forma	$1.11	$0.21	$(0.02)

        The weighted average fair values of options granted and Employee Stock Plan shares were as follows:

	1987 and 1997 Plan
			Employee Stock Plan
	Employees	Directors
1999 Grants	$0.65	$0.92	$0.30
2000 Grants	$1.41	$0.71	$1.27
2001 Grants	$1.40	$1.51	$1.13

        The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2001 and 2000:

	2001	2000
Risk-free Interest Rate	1.73% - 5.51%	5.44% - 6.46%
Expected Life of Options	5 Years	5 Years
Expected Life of Employee Stock Plan Shares	3 Months	3 Months
Expected Volatility	60% - 111%	84% - 113%
Expected Dividend Yield	4.83%	3.65%

        The tax benefits associated with the exercise of stock options or issuance of shares under the Company's stock option plans, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

        The following table summarizes stock options outstanding at December 31, 2001:

Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price
$1.33 - $1.99	67,500	7.77	$1.45
$2.00 - $2.99	202,050	7.29	$2.41
$3.00 - $4.93	54,500	5.08	$3.28

Note 8. Benefit Plans

Employee stock ownership plan:

        The Company sponsors an employee stock ownership plan ("ESOP") that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company's shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 217,890 shares of the Company's stock at December 31, 2001. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2001.

        ESOP compensation expense was $75,000, $18,000, and $0 for the years ended December 31, 2001, 2000, and 1999, respectively.

        In the event a terminated ESOP participant desires to sell his or her shares of the Company's stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2001, 217,890 shares of the Company's stock, with an aggregate fair market value of approximately $874,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan:

        The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for 2001 other than its matching of 401(k) salary reductions.

Note 9. Income Taxes

        The components of the income tax provision for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Current:
Federal	$1,681,700	$343,900	$(5,100)
State	157,700	12,800	1,000
Deferred:
Federal	26,200	(30,100)	(14,000)
State	(200)	18,400	(19,000)

Total Federal and State Income Taxes	$1,865,400	$345,000	$(37,100)

        The 2001 current federal tax component includes a $27,700 tax credit carryback.

        The 1999 current federal tax component consists of a net operating loss carryback and a portion of a tax credit carryback.

        The provision for income taxes for the years ended December 31, 2001, 2000, and 1999 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2001	2000	1999
Computed 'Expected' Tax Expense	$1,855,000	$344,000	$3,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	104,100	8,400	(10,400)
Credits	(27,700)	(12,100)	(24,200)
Other	(66,000)	4,700	(5,500)

Total Federal and State Income Taxes	$1,865,400	$345,000	$(37,100)

        The components of the net deferred tax asset (liability) consist of:

	2001	2000
Deferred Tax Assets:
Vacation Disallowance	$19,300	$22,700
Allowance for Doubtful Accounts	8,700	9,600
Tax Carryforwards	0	28,400

Total Deferred Tax Assets	$28,000	$60,700

Deferred Tax Liabilities:
Depreciation	$(22,900)	$(30,000)
Net Unrealized Gain on Investments	(3,856,000)	(6,958,000)

Total Deferred Tax Assets	$(3,878,900)	$(6,988,000)

Net Deferred Tax Asset (Liability)	$(3,850,900)	$(6,927,300)

        The tax carryforwards component of deferred tax assets in 2000 consists entirely of a federal tax credit carryforward expiring in 2020.

Item 10. Stock Split

        On January 31, 2001, the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a stock dividend paid on February 26, 2001. As a result of this action, 1,039,633 shares were issued to stockholders of record as of February 12, 2001. Par value of the stock remains at $0.10 per share and accordingly, $103,963 was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

Item 11. Discontinued Operations

        On May 14, 2001, the Company disposed of its brazing torches segment through a sale of all of its shares of stock in Microflame, Inc. to an unrelated party. The Company has restated its prior financial statements to present the operating results of the brazing torch operations as discontinued. Summary of the operating information for this segment is as follows:

	Years Ended December 31,
	2001	2000	1999
Revenue	$61,443	$262,178	$311,251
Income Tax Expense (Benefit)	$(1,839)	$8,000	$(18,000)

        Proceeds on the sale of the operations include a $5,000 cash payment and a note receivable for $36,000. The note is payable in 36-monthly payments of $1,000 plus interest at 9.5%. The note is secured by the stock of Microflame, Inc. The tax benefit resulting from the loss on the disposal of its investment is $30,000.

Item 12. Segment Information

        The Company has three reportable operating segments based on the nature of its product lines: Production Monitoring, Character Recognition, and Investments. The Production Monitoring Division manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Character Recognition Division designs and markets a desktop software-based system that reads hand printed characters, checkmarks, and bar code information from scanned or faxed forms. Sales of this system include software and can include hardware. The Investments Division holds investments in marketable and non-marketable securities.

        The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

        The following is financial information relating to the continuing operating segments:

	2001	2000	1999
Net Revenues
Production Monitoring	$3,889,709	$4,825,250	$4,483,083
Character Recognition	735,596	922,325	887,967
Investments	0	0	0

Total	4,625,305	5,747,575	5,371,050

Sales in Foreign Countries
Production Monitoring	283,779	295,744	280,673
Character Recognition	32,011	65,073	19,115
Investments	0	0	0

Total	315,790	360,817	299,788

Interest Income
Production Monitoring	23,687	118,457	82,499
Character Recognition	0	0	0
Investments	95,501	12,385	6,252

Total	119,188	130,842	88,751

Depreciation Expense
Production Monitoring	143,283	126,699	114,538
Character Recognition	10,072	18,517	23,836
Investments	0	0	0

Total	153,355	145,216	138,374

Capital Purchases
Production Monitoring	21,247	72,238	34,549
Character Recognition	0	0	20,369
Investments	0	0	0

Total	21,247	72,238	54,918

Total Assets
Production Monitoring	4,793,324	5,503,085	5,526,271
Character Recognition	5,285	83,504	225,513
Investments	18,550,172	21,442,399	2,568,824

Total	23,348,781	27,028,988	8,320,608

Net Income (Loss) Before Taxes and Discontinued Operations
Production Monitoring	(149,742)	749,612	543,271
Character Recognition	35,499	(237,099)	(499,258)
Investments	5,568,673	499,216	(36,452)

Total	5,454,430	1,011,729	7,561

Income Tax Expense (Benefit)
Production Monitoring	(40,500)	256,000	175,900
Character Recognition	12,300	(81,000)	(200,600)
Investments	1,893,600	170,000	(12,400)

Total	$1,865,400	$345,000	$(37,100)

        The Company's subsidiary, Microflame, Inc., was sold in May 2001 (see Note 11). Segment information of Microflame, Inc., previously reported as the Brazing Torch operations, has been eliminated from the above segment information for continuing operations.

Item 8—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference to the Company's Definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting to be held April 17, 2002.

Item 9—Directors, Executive Officers, Promoters and Control Persons

        The information required by Item 9 is incorporated herein by reference to the sections entitled "Election of Directors—Proposals #1 and #2" and "Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders.

Item 10—Executive Compensation

        The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" which appears in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders.

Item 11—Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" which appears in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders.

Item 12—Certain Relationships and Related Transactions

        Not applicable.

Item 13—Exhibits and Reports on Form 8-K

Exhibits

        See "Exhibit Index" on the page following the signatures.

Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. ("Registrant")
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye President and Chief Executive Officer
Date:	March 22, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints BRADLEY D. SLYE and PETER R. PETERSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ BRADLEY D. SLYE Bradley D. Slye	Chairman, President and Director (CEO and Principal Accounting Officer)	March 22, 2002
/s/ PETER R. PETERSON Peter R. Peterson	Director and Secretary	March 22, 2002
/s/ JOHN S. STROM John S. Strom	Director	March 22, 2002
/s/ JOSEPH A. MARINO Joseph A. Marino	Director	March 22, 2002
/s/ GEOFFREY W. MILLER Geoffrey W. Miller	Director	March 22, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2001	Commission File No. 0-9587

Exhibit Number	Exhibit Description
3.1	Registrant's Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company's 1991 Form 10-K*
3.2	Registrant's Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company's 1997 Form 10-KSB*
**10.1	Electro-Sensors, Inc.'s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 21, 1987 for the Company's 1987 Annual Meeting of Shareholders*
**10.2	Electro-Sensors, Inc.'s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company's 1997 Form 10-KSB*
21	Subsidiaries of Registrant (Name and State of Incorporation):
ESI Investment Company—Minnesota Senstar Corporation—Minnesota
23	Consent of Independent Certified Public Accountants
24	Power of Attorney from Certain Directors and Officers (see Signature page)
99.1	Letter to Shareholders dated March 22, 2002
99.2	Investor Information

*
Incorporated by reference to a previously filed report or document—SEC File No. 0-9587

**
Management contract or compensatory plan or arrangement

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1—Business
  Item 2—Properties
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Item 5—Market for Common Equity and Related Stockholder Matters
  Item 6—Management's Discussion and Analysis or Plan of Operation
  Item 7—Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
ELECTRO-SENSORS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ELECTRO-SENSORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
ELECTRO-SENSORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
ELECTRO-SENSORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
ELECTRO-SENSORS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 8—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 9—Directors, Executive Officers, Promoters and Control Persons
  Item 10—Executive Compensation
  Item 11—Security Ownership of Certain Beneficial Owners and Management
  Item 12—Certain Relationships and Related Transactions
  Item 13—Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX TO FORM 10-KSB