Form 10QSB
period 2002-03-31
ELECTRO SENSORS INC
filed 2002-05-15
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 0-9587

ELECTRO-SENSORS, INC.

(Name of Small Business Issuer in its Charter)

Minnesota

41-0943459

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6111 Blue Circle Drive

Minnetonka, Minnesota 55343-9108
(Address of Principal Executive Offices, including Zip Code)

(952) 930-0100
(Registrant’s Telephone Number, including Area Code)

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on May 10, 2002 was 3,134,763.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

Form 10-QSB for the Period Ended March 31, 2002

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets – For the Three Month Period Ended March 31, 2002

Consolidated Statements of Income – For the Three Month Periods Ended March 31, 2002 and March 31, 2001, respectively

Consolidated Statements of Cash Flows – For the Three Month Periods Ended March 31, 2002 and March 31, 2001, respectively

Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$7,261,459	$8,389,691
Investments	13,747,274	11,140,320
Trade Receivables, Less Allowance for Doubtful Accounts of $30,000 and $25,000, respectively	620,339	498,283
Inventories	787,669	819,272
Other Current Assets	260,416	210,551
Total Current Assets	22,677,157	21,058,117
PROPERTY AND EQUIPMENT, net	1,491,218	1,480,477
INVESTMENTS	653,410	742,087
DEFERRED INCOME TAXES	62,100	68,100
TOTAL ASSETS	$24,883,886	$23,348,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$122,098	$65,530
Accrued Expenses	198,288	140,014
Accrued Income Taxes	206,093	1,647,470
Total Current Liabilities	526,479	1,853,014
DEFERRED INCOME TAXES	5,241,000	3,919,000

STOCKHOLDERS’ EQUITY
Common Stock, par value $0.10 per share; Authorized 10,000,000 shares; Issued 3,134,763 and 3,121,263 shares, respectively	313,476	312,126
Additional Paid-In Capital	914,110	894,172
Retained Earnings	9,855,318	9,533,073
Accumulated Other Comprehensive Income	8,033,503	6,837,396
Total Stockholders’ Equity	19,116,407	17,576,767
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,883,886	$23,348,781

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Net Sales	$1,138,656	$1,301,369
Cost of Goods Sold	493,227	474,696
Gross Profit	645,429	826,673

Operating Expenses:
Selling and Marketing	281,134	294,305
General and Administrative	211,350	208,443
Research and Development	225,141	188,027
Total Operating Expenses	717,625	690,775

Operating Income (Loss)	(72,196)	135,898

Non-Operating Income (Expense):
Gain (Loss) on Sale of Investment Securities	632,774	1,426,567
Interest Income	142,937	33,498
Other Income (Expense)	(22,743)	(54,257)
Total Non-Operating Income (Expense)	752,968	1,405,808

Income (Loss) from Continuing Operations Before Income Taxes	680,772	1,541,706

Federal and State Income Taxes	264,859	555,025

Income (Loss) from Continuing Operations	415,913	986,681

Discontinued Operations (Note 13):
Income (Loss) from Operations of Microflame Division, net of income taxes	0	(983)
Loss on Disposal of Microflame Division, net of income taxes	0	0
Total Income (Loss) from Discontinued Operations	0	(983)

Net Income (Loss)	$415,913	$985,698

See Accompanying Notes to Consolidated Financial Statements

Net Income (Loss) Per Share Data:

Basic

Income (Loss) from Continuing Operations	$415,913	$986,681
Income (Loss) from Discontinued Operations	$—	$(983)
	$415,913	$985,698

Net Income (Loss) Per Share from Continuing Operations	$0.13	$0.32
Net Income (Loss) Per Share from Discontinued Operations	$—	$(0.00)
	$0.13	$0.32
Shares Used in Per Share Calculations	3,123,558	3,043,727

Diluted

Income (Loss) from Continuing Operations	$415,913	$986,681
Income (Loss) from Discontinued Operations	$—	$(983)
	$415,913	$985,698

Net Income (Loss) Per Share from Continuing Operations	$0.12	$0.32
Net Income (Loss) Per Share from Discontinued Operations	$—	$(0.00)
	$0.12	$0.32

Shares Used in Per Share Calculations	3,433,064	3,071,533

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$1,011,600	$1,364,563
Cash Paid to Suppliers and Employees	(1,146,637)	(1,248,646)
Interest Received	142,937	47,323
Income Taxes Paid	(1,700,236)	0

Net Cash Provided By (Used In) Operating Activities	(1,692,336)	163,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(1,290)	(14,286)
Proceeds from Sale of Marketable Securities	632,774	1,426,566
Payments Received on Notes Receivable	5,000	0

Net Cash Provided By (Used In) Investing Activities	636,484	1,412,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(93,668)	(93,568)
Proceeds from Issuance of Stock	21,288	6,538
Net Cash Provided By (Used In) Financing Activities	(72,380)	(87,030)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,128,232)	1,488,490

Cash and Cash Equivalents:
Beginning	8,389,691	3,191,176
Ending	$7,261,459	$4,679,666

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)	415,913	985,695
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	9,622	28,362
Realized (Gain) Loss on Sale of Investment Securities, net	(638,874)	0
Provision for Losses on Trade Receivables	(5,000)	(4,300)
Deferred Taxes		(1,266,229)
(Increase) Decrease In:
Trade Receivables	(132,056)	(34,704)
Inventories	31,603	(33,054)
Other Current Assets	(49,865)	71,342
Prepaid Income Taxes	0	(74,606)
Increase (Decrease) In:
Accounts Payable	56,568	231
Accrued Customer Deposits	2,856	243
Accrued Expenses	58,274	59,799
Accrued Income Taxes	(1,441,377)	430,461

Net Cash Provided By (Used In) Operating Activities	$(1,692,336)	$163,240

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Net Change in Unrealized Holding Gains on Marketable Securities	$1,190,277	$(3,200,908)

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiary, ESI Investment Company.  Intercompany accounts, transactions and earnings have been eliminated in consolidation.  The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. operates two distinct businesses.  The first is the Controls Division, which carries the name of Electro-Sensors, Inc.  This division manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery.  The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use.  The Controls Division’s goal is to manufacture the industry-preferred product for every market served.  These products are sold through an internal sales staff and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations.  The Controls Division markets its products to a number of different industries located throughout the United States and abroad.

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

ESI Investment Company owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000.  During late 2000, 2001 and 2002, the Company has recognized income from the sale of its holdings in August Technology Corporation.

The Company previously operated a third business, Microflame, Inc. (MFI), a wholly owned subsidiary, which was sold in May 2001.  MFI produced small hand held gas torches used primarily by hobbyists, electronic kit assemblers and creators of jewelry.  MFI products were sold through distributors to retailers of hardware, craft and electronic products.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Intercompany accounts, transactions and earnings are eliminated through consolidation.

The Balance Sheet at December 31, 2001 has been derived from the Company’s audited financial statements for the year ended December 31, 2001, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

Note 3.  Investments

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

Since the Company does not buy investments in anticipation of short-term fluctuations in market prices, the investments in marketable equity securities has been classified as available-for-sale.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders’ equity.  Dividends on marketable equity securities are recognized in income when declared.  Investments in unregistered securities are reported at original cost.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income.  Realized gains and losses are determined on the basis of the specific securities sold.

Note 4.  Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued SAB No. 101, “Revenue Recognition in Financial Statements”, which provides guidance in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements.  The application of this SAB did not have a material impact on the Company’s operating results or financial position.

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting.  There is also transition provisions provided that apply to business combinations completed before July 1, 2001 that were accounted for using the purchase method.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company plans to adopt SFAS No. 142 on July 1, 2002.  The Company does not hold any net goodwill or other intangible assets and therefore believes that the application of this SFAS will not have a material impact on the Company’s operating results or financial position.

Note 5.  Comprehensive Income

Comprehensive income includes the Company’s net income plus other comprehensive income items, which are excluded from net income.  The Company’s other income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income.

	Three Months Ended March 31,
	2002	2001
Net Income	$415,913	$985,698

Other Comprehensive Gain:
Change in Unrealized Value Investments, net	1,624,900	(2,497,729)

Less:
Reclassification Adjustment for Gains Included in Net Income	(428,793)	(929,967)

Total Comprehensive Income	1,612,020	(2,441,998)

Note 6.  Discontinued Operations

On May 14, 2001, the Company disposed of its brazing torches segment through a sale of all of its shares of stock in Microflame, Inc. to an unrelated party.  The Company has restated its prior financial statements to present the operating results of the brazing torch operations as discontinued.

Note 7.  Segment Information

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

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended March 31,
	2002	2001

External Sales
Production Monitoring	$932,464	$1,120,918
Character Recognition	206,192	180,451
Investments	0	0
Total	1,138,656	1,301,369

Net Income Before Taxes and Discontinued Operations
Production Monitoring	30,830	97,653
Character Recognition	(307)	24,955
Investments	650,249	1,419,098
Total	680,772	1,541,706

The Company’s subsidiary Microflame, Inc. was sold in May 2001.  See Note 6 above regarding this transaction.  Segment information related to Microflame, Inc. previously has been included as the Brazing Torches operations segment.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Comparison of Quarter 1, 2002 vs. Quarter 1, 2001

Operating Income (Loss)

Income from continuing operations decreased 55.8% to $680,772 for the three-month period ended March 31, 2002, compared to income from continuing operations of $1,541,706 for the same period in fiscal 2001.  This decrease was primarily due to a decrease in the sale of investment securities through the Company’s subsidiary, ESI Investment Company.

Investment income for the three-month period ended March 31, 2002 decreased $793,793 to $632,774.  The Company continued to sell a portion of its investment in August Technology.  The increase in interest income earned on temporary cash investments increased $109,439 as a result of an increase in interest rates in the market.

The Controls Division had operating income of $12,624 compared to operating income of $62,488 when compared to the same period for the prior year, a decrease of $49,864 or 79.8%.  This decrease is a direct result of a decrease in net revenues for this division.

The Character Recognition Division had an operating loss of ($2,310) compared to operating income of $15,972 when compared to the same period for the prior year, a decrease of $18,282 or 114.5%.  This decrease is a result of an increase in research and development costs for currently upgrading this Division’s software products.

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

Net Revenues

Net revenues for the three-month period ended March 31, 2002 decreased $162,713 to $1,138,656 or 12.5% when compared to net revenues for the same period in fiscal 2001.

Of this decrease, $188,454 is attributable to the Controls Division.  All of the Division’s products contributed to this decline.  This decline in demand for production control is attributable to the slowdown in the United States economy.  This decrease was offset by an increase in the Character Recognition Division of $25,741.  This increase was primarily an increase in the sale of the Scannable Office product.

Cost of Sales

The Company’s cost of sales increased from $474,696 to $493,227, a difference of $18,531 or 3.8%.  This increase is a result of fixed costs, including labor and overhead, being absorbed by a decrease in net revenues for the current fiscal period.

Gross Margins

Gross margin for the three-month period ended March 31, 2002 were 56.7% versus 63.5% for the same period of the prior fiscal year.  The decline in margins are due to unchanged fixed costs, including labor and overhead, being absorbed by lower sales amounts.  The Controls Division gross margins decreased minimally, while the Character Recognition Division gross margins increased slightly.

Operating Expenses

Total operating expenses increased $26,850 or 3.9% when compared to the same period of the prior fiscal year.  Selling and marketing costs decreased to $281,134, a decrease of 4.5%; general and administrative costs increased to $211,350, an increase of 1.4%; and research and development costs increased $37,114, an increase of 19.7%.

Research and development costs increased primarily due to the Character Recognition Division’s upgrading of their software products in the current fiscal year.

Non-Operating Income

ESI Investment Company, the Company’s subsidiary, continues to provide an alternative source of earnings for the Company through investments in marketable securities.  However, the Company’s intent is to remain an operations-based company.

The Company’s investments in marketable securities are subject to significant positive and negative changes in value.

In addition to income from the sale of investments, the Company also realized interest income from its short-term holdings.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate strong cash flows from operations.  Working capital remained consistent for the three-month period ended March 31, 2002 when compared to the same period for the prior fiscal year.  Working capital and funds for capital expenditures have been generated through current earnings.  These funds have been placed in secure short-term investments.  The funds are being used primarily for dividend distributions, working capital needs and general corporate purposes, which may include acquisitions.  Capital expenditures resulted from the purchase of additional equipment.  The Company does not anticipate the need for additional working capital from outside sources.  The Company holds investments in August Technologies, Inc. and PPT Vision, Inc., which are valued at the quoted market price on March 31, 2002.  The quoted market price represents an estimate of what the Company may have realized if the shares were traded on the open exchange.

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

Item 5.  Other Information

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand.  These statements include, but are not limited to, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties and other factors.

All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.  The forward-looking statements of the Company are subject to risks and uncertainties.  Some of the factors that could cause future results to differ materially from the Company’s recent results or those projected in the forward-looking statements are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits – No exhibits are attached to this filing of Form 10-QSB.

(b)         Reports on Form 8-K – No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

May 15, 2001	/s/ Bradley D. Slye
Bradley D. Slye, President