Form 10QSB
period 2002-06-30
ELECTRO SENSORS INC
filed 2002-08-14
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File Number 0-9587

ELECTRO-SENSORS, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota

41-0943459

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6111 Blue Circle Drive

Minnetonka, Minnesota 55343-9108
(Address of principal executive offices)

(952) 930-0100
(Issuer’s telephone number)

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on August 12, 2002 was 3,155,260.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

Form 10-QSB for the Period Ended June 30, 2002

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets — For the Six-Month Period Ended June 30, 2002 and December 31, 2001

Consolidated Statements of Income — For the Three-Month Period Ended June 30, 2002 and June 30, 2001, and for the Six-Month Period Ended June 30, 2002 and June 30, 2001

Consolidated Statements of Cash Flows — For the Six-Month Period Ended June 30, 2002 and June 30, 2001

Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS

Cash And Cash Equivalents	$7,290,310	$8,389,691
Investments	8,290,429	11,140,320
Trade Receivables	532,200	498,283
Less Allowance for Doubtful Accounts of $29,346 and $25,000, respectively.
Inventories	767,053	819,272
Other Current Assets	241,399	210,551
Total Current Assets	17,121,391	21,058,117
Property and Equipment, Net	1,489,991	1,480,477
Investment in Equity Method Investee	1,098,168	0
TOTAL ASSETS	$19,709,550	$22,538,594

LIABILTIIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$142,222	$65,530
Accrued Expenses	157,549	140,014
Accrued Income Taxes	416,580	1,647,470
Deferred Income Taxes	2,893,104	3,919,108
Total Current Liabilities	3,609,455	5,772,122
DEFERRED INCOME TAXES	3,400	3,400

STOCKHOLDERS’S EQUITY
Common Stock par value $0.10 per share; Authorized 10,000,000 shares; Issues 3,154,613 and 3,121,263 shares, respectively.	315,461	312,126
Additional Paid-In Capital	964,305	894,172
Retained Earnings	9,658,936	8,592,074
Accumulated Other Comprehensive Income	5,157,993	6,964,700
Total Stockholders’ Equity	16,096,695	16,763,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,709,550	$22,538,594

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001

Net Sales	$1,124,439	$1,183,979	$2,263,095	$2,485,348
Cost of Goods Sold	477,851	440,472	971,078	915,168
Gross Profit	646,588	743,507	1,292,017	1,570,180

Operating Expenses:
Selling and Marketing	256,758	313,609	537,892	611,914
General and Administrative	231,473	247,785	442,823	510,485
Research and Development	321,039	187,657	546,180	375,685
Total Operation Expenses	809,270	753,051	1,526,895	1,498,084
Operating Income (Loss)	(162,682)	(9,544)	(234,878)	72,096

Non-Operating Income (Expense):
Gain (Loss) on Sale of Investment Securities	1,464,799	2,737,663	2,097,573	4,164,230
Interest Income	27,023	65,006	169,960	98,504
Other Income (Expense)	(3,419)	0	(26,162)	0
Equity in Losses of Equity Method Investee	0	(59,820)	0	(104,510)
Total Non-Operating Income (Expense)	1,488,403	2,742,849	2,241,371	4,158,224

Income (Loss) from Continuing Operations
Before Income Taxes	1,325,721	2,733,305	2,006,493	4,230,320

Federal and State Income Taxes	486,466	980,434	751,325	1,535,459

Income (Loss) from Continuing Operations	839,255	1,752,871	1,255,168	2,694,861

Discontinued Operations:
Income (Loss) from Operation of Microflame Division, net of income taxes	0	(2,524)	0	(3,510)
Loss on Disposal of Microflame Division, Net of income taxes	0	(69,229)	0	(69,229)
Total Income (Loss) from Discontinued Operations	0	(71,753)	0	(72,739)
Net Income (Loss)	$839,255	$1,681,118	$1,255,168	$2,622,122

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Net Income (Loss) Per Share Data:
Basic
Income (Loss) from Continuing Operations	$839,255	$1,752,871	$1,255,168	$2,694,861
Income (Loss) from Discontinued Operations	—	(71,753)	—	(72,739)
	$839,255	$1,681,118	$1,255,168	$2,622,122

Net Income (Loss) Per Share from Continuing Operations	$0.27	$0.56	$0.40	$0.86
Net Income (Loss) Per Share from Discontinued Operations	—	(.02)	—	(.02)
	$0.27	$0.54	$0.40	$0.84

Shares Used in Per Share Calculations	3,146,111	3,118,948	3,134,048	3,118,948

Diluted
Income (Loss) from Continuing Operations	$839,255	$1,752,871	$1,255,168	$2,694,861
Income (Loss) from Discontinued Operations	—	(71,753)	—	(72,739)
	$839,255	$1,681,118	$1,255,168	$2,622,122

Net Income (Loss) Per Share from Continuing Operations	$0.26	$0.54	$0.37	$0.83
Net Income (Loss) Per Share from Discontinued Operations	—	(.02)	—	(.02)
	$0.26	$0.52	$0.37	$0.81

Shares Used in Per Share Calculations	3,282,871	3,240,749	3,391,365	3,255,828

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	2002	2001
Reconciliation of Net Income to Net Cash
Provided by Operating Activities

Net Income	$1,255,168	$2,622,122
Adjustments to Reconcile Net Income to Net Cash
Provided By/(used in) Operating Activities:
Provision for Losses on Trade Receivables	—	(10,640)
Loss of Disposal of Segment	—	71,753
Depreciation	13,294	60,919
Deferred Taxes	(200)	219,533
Realized (Gain)/Loss on Sale of Investments	(2,097,573)	(4,164,230)
Equity Method Losses of Equity Method Investee	0	104,510
(Increase)/Decrease In:
Trade Receivables	(39,626)	(61,682)
Inventory	52,219	(79,612)
Prepaid Expenses	(30,848)	86,519
Prepaid Income Taxes	—	(74,606)
Accounts Payable	76,892	(18,022)
Customer Deposits	—	1,605
Accrued Expenses	17,535	20,613
Accrued Income Taxes	(1,230,890)	1,411,447
Net Cash Provided by Operating Activities	(1,984,029)	190,229

Cash Flows from Investing Activities:
Proceeds From Sale of Investments	2,114,753	4,205,032
Additional Investment in Equity Method Investee	(1,098,168)	—
Purchase of Property and Equipment	(22,808)	(18,475)
Principal Payments Received on Note Receivable	5,709	1,000
Proceeds from Disposed Segment	—	5,000
Net Cash Provided By/ (used in) Investing Activities	999,486	4,192,557

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	73,468	6,538
Dividends Paid	(188,306)	(187,245)

Net Cash Used in Financing Activities	(114,838)	(180,707)

Net Increase in Cash & Cash Equivalents	(1,099,381)	4,202,079
Cash & Cash Equivalents, Beginning	8,389,691	3,191,176
Cash & Cash Equivalents, Ending	7,290,310	7,393,255

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in Unrealized Gain/ (Loss) on Marketable Securities	(2,832,711)	3,495,598
Issuance of Note Receivable Related to Sale of Segment	—	36,000

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

The second business is AutoData Systems (ADS), a division of Electro-Sensors, Inc.  ADS designs and markets desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms.  ADS products are designed to provide capabilities to automate data collection and are marketed through telemarketing to end users, resellers and developers in the United States, Canada, Europe and Asia.

ESI Investment Company owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000.  During 2000, 2001 and 2002, the Company has recognized income from the sale of its holdings in August Technology Corporation.

During May 2002 ESI Investment participated in a rights offering by PPT Vision, Inc. (PPTV). As a result of the additional investment in PPTV the Company has changed its reporting of this investment to the equity method of accounting. See note 3 for additional information about this investment and the related change to the equity method.

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

The Company’s investments consist of marketable equity securities, primarily common stocks, government debt securities, and money market funds.  The estimated fair value of marketable equity securities is based on quoted market prices and therefore subject to the inherent risk of market fluctuations. The Company owned 809,000 and 981,000 shares of August Technologies, Inc. as of June 30, 2002 and December 31, 2001, respectively.

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

Change in Reporting for the Company’s Investment in PPT Vision, Inc.

During 2002, the Company purchased 1,098,168 units of PPT Vision, Inc. (PPT).  Each unit consists of one share of common stock and a warrant to purchase one-half share of common stock.  The warrants are exercisable at $2.50 until September 30, 2003.  PPT is a publicly traded corporation in which the Company had previously owned 549,084 shares, 9.96% of PPT’s outstanding common stock.  At June 30, 2002, the Company owned 1,647,252 shares of PPT, which is 16.36% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at June 30, 2002 was approximately $1,280,000.

At this time, it was determined that the Company now has significant influence over the operations of PPT, and as a result its ownership should be reported using the equity method of accounting for investments.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Resulting from this change to the equity method of accounting, the balance sheets at June 30, 2002 and December 31, 2001 have been adjusted to show the Company’s investment in PPT based on the equity method rather than based on market value.  Retained earnings at those dates has been adjusted to reflect equity method earnings from prior periods and accumulated other comprehensive income at those dates has been adjusted to eliminate unrealized gains and losses from PPT that were recorded in prior periods.  In addition, the income statements for the three months and six months ended both June 30, 2002 and June 30, 2001 have been adjusted to show the Company’s portion of PPT’s earnings from those periods.

Under the equity method of accounting, the Company’s proportionate share of PPT income or loss through April 30, 2002 is included in the Company’s net income with a corresponding increase or decrease in the carrying value of its investment.

Change in Reporting for the Company’s Investment in PPT Vision, Inc. (Continued)

Summary financial information of PPT Vision, Inc. as of April 30, 2002 is as follows:

Balance Sheet	April 30, 2002
Current asset	$6,109,000
Fixed asset	1,721,000
Intangible & other assets	2,765,000
Total assets	$10,595,000

Current liabilities	$1,701,000
Stockholder equity	8,894,000
Total liabilities & equity	$10,595,000

Income Statements	Three Months Ended April 30, 2002	Six Months Ended April 30, 2002
Net revenues	$1,607,000	$3,263,000
Gross profit	802,000	1,523,000
Total expenses	2,420,000	4,752,000
Net loss	(1,612,000)	(3,192,000)

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

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001

Net Sales	$839,255	$1,681,118	$1,255,168	$2,622,122

Other Comprehensive Gain:
Change in Unrealized Value Investments, net	(2,025,561)	3,056,101	(343,908)	1,808,407

Less:
Reclassification Adjustment for Gains Included In net Income	(1,034,006)	(3,412,608)	(1,462,799)	(5,236,804)

Total Comprehensive Income	$(2,220,312)	1,324,611	(551,539)	(806,275)

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

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

Note 7.  Segment Information (Continued)

The following is financial information relating to the continuing operating segments:

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001

External Sales
Production Monitoring	$921,106	$1,033,090	$1,853,570	$2,154,008
Character Recognition	203,333	150,889	409,525	331,340
Investments	0	0	0	0
Total	$1,124,439	$1,183,979	$2,263,095	$2,485,348

Net Income Before Taxes and Discontinued Operations
Production Monitoring	$(56,582)	$10,971	$(25,752)	$108,625
Character Recognition	(68,761)	15,464	(69,068)	40,419
Investments	1,451,064	2,706,870	2,101,313	4,081,276
Total	$1,325,721	$2,733,305	$2,006,493	$4,230,320

The Company’s subsidiary Microflame, Inc. was sold in May 2001.  See Note 6 above regarding this transaction.  Segment information related to Microflame, Inc. previously has been included as the Brazing Torches operations segment.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Comparison of Quarter 2, 2002 vs. Quarter 2, 2001

Operating Income (Loss)

During 2002, the Company purchased 1,098,168 units of PPT Vision, Inc. (PPT).  Each unit consists of one share of common stock and a warrant to purchase one-half share of common stock.  The warrants are exercisable at $2.50 until September 30, 2003.  PPT is a publicly traded corporation in which the Company had previously owned 549,084 shares, 9.96% of PPT’s outstanding common stock.  At June 30, 2002, the Company owned 1,647,252 shares of PPT, which is 16.36% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at June 30, 2002 was approximately $1,280,000.

At this time, it was determined that the Company now has significant influence over the operations of PPT, and as a result its ownership should be reported using the equity method of accounting for investments.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Resulting from this change to the equity method of accounting, the balance sheets at June 30, 2002 and December 31, 2001 have been adjusted to show the Company’s investment in PPT based on the equity method rather than based on market value.  Retained earnings at those dates has been adjusted to reflect equity method earnings from prior periods and accumulated other comprehensive income at those dates has been adjusted to eliminate unrealized gains and losses from PPT that were recorded in prior periods.  In addition, the income statements for the three months and six months ended both June 30, 2002 and June 30, 2001 have been adjusted to show the Company’s portion of PPT’s earnings from those periods.

Under the equity method of accounting, the Company’s proportionate share of PPT income or loss through April 30, 2002 is included in the Company’s net income with a corresponding increase or decrease in the carrying value of its investment.

Income from continuing operations decreased 52.1% to $839,255 for the three-month period ended June 30, 2002, compared to income from continuing operations of $1,752,871 for the same period in fiscal 2001.  For the six-month period ending June 30, 2002, income from continuing operations decreased 53.4% to $1,255,168, compared to the income from continuing operations of $2,694,861 for the same period in fiscal 2001.  This decrease was primarily due to reduction in the sale of investment securities through the Company’s subsidiary, ESI Investment Company. Also contributing to the decrease was higher operating expenses.  See Operating Expense detail below.

Investment income for the three-month period ended June 30, 2002 decreased 46.49% from the same period in fiscal 2001, $2,737,663 to $1,464,799.  For the six-month period ending June 30, 2002, the Investment income decreased 49.63%.

The increase of 72.54% for the six-months ending June 30, 2002 of interest income overall is due to the increase in interest earned on treasury bills purchased from stock sales.  The decrease of 58.43% for the three-months ended June 30, 2002 is due to lower interest rates.

Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.  Dividends on marketable equity securities are recognized in income when declared.  Investments in unregistered securities are reported at original cost.

Operating Income (Loss) — (Continued)

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income.  Realized gains and losses are determined on the basis of the specific securities sold.

The Controls Division had a three-month ending June 30, 2002 net loss of $35,640 compared to net loss of $39,566 when compared to the same period for the prior year.  The loss for the six-month period ended June 30, 2002 is $23,016 and for the same period ending fiscal 2001, there was an operating income of $23,079, a difference of $46,095.  This difference is primarily due to the decrease in net revenues in 2002.  The company anticipates an increase in net revenues for the rest of this fiscal year as we are planning 3 new product releases.  We have also hired a new sales manager during this quarter.

The Character Recognition Division had a three-month ending June 30, 2002 net loss of $43,320 compared to net income of $9,897 when compared to the same period for the prior year.  The loss for the six-month period ended June 30, 2002 is $45,630 and for the same period ending fiscal 2001, there was a net income of $25,870, a difference of $53,217 and $71,500 respectively.  These losses are a result of research and development costs related to the next generation software product being developed.

Net Revenues

Net revenues for the three-month period ended June 30, 2002 decreased $59,540 or 5.0% when compared to net revenues for the same period in fiscal 2001.   For the six-month period ended June 30, 2002, net revenues decreased $222,253 or 8.9% when compared to the same period for fiscal 2001.

Of this decrease, $111,984 and $300,438 for the three and six month periods, respectively, is attributable to the Controls Division.  All of the Division’s products contributed to this decline.  This decline in demand for production control is attributable to the slowdown in the United States economy.  This decrease was offset partially by an increase in the three and six month period Character Recognition Division revenues of $52,444 and $78,185, respectively.  This increase was primarily an increase in the sale of the Scannable Office product and Scanner Hardware Sales.

Cost of Sales

The Company’s cost of sales increased from $440,472 to $477,851, a difference of $37,379 or 8.49% when comparing the three-months ended June 30, 2002 to the same period ending fiscal 2001.  When comparing the six-month ending June 30, 2002 to fiscal 2001, the cost of sales increased 6.11% from $915,168 to $971,078.  This increase is a result of fixed costs, including labor and overhead, being absorbed by a decrease in net revenues for the current fiscal period.

Gross Margins

Gross margins for the three-month period ended June 30, 2002 were 57.5% versus 62.8% for the same period of the prior fiscal year.  Gross margins for the six-month period ended June 30, 2002 were 57.1% versus 63.2% for the same period of the prior fiscal year.  The declines in margins are due to unchanged fixed costs, including labor and overhead, being absorbed by lower sales amounts.

Operating Expenses

Total operating expenses increased $56,219 or 7.47% for the three-months ended 2002 when compared to the same period of the prior fiscal year.  For the six-months ended June 30, 2002, total operating expenses increased $28,811 or 1.92% when compared to the same period of the prior fiscal year.

Selling and marketing costs decreased to $256,758, a decrease of 19.16% for the three-months ended June 30, 2002.  For the six-months ended 2002, selling and marketing costs decreased to $537,892 or 12.1%; general and administrative costs decreased by $16,312 and $67,662, a decrease of 6.58% and 13.25% respectively; and research and development costs increased $133,382 and $170,495, an increase of 71.08% and 45.38% respectively.

Research and development costs increased primarily due to the company’s increased effort in developing new products to be introduced to our market in fiscal year 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate strong cash flows from the sale of investments.   However working capital has decreased $1,200,000 since December 31, 2001.    Excess funds generated from the sale of securities have been placed in secure short-term investments.  The funds are being used primarily for tax payments on the gains realized on sale of investments, dividend distributions, working capital needs and general corporate purposes.  In addition the Company utilized $1,098,168 to participate in a rights offering of common stock by PPT Vision, Inc.   Capital expenditures resulted from the purchase of additional equipment.  The Company does not anticipate the need for additional working capital from outside sources.

The Company holds an investment in August Technologies, Inc., which is valued at the quoted market price on June 30, 2002.  The quoted market price represents an estimate of what the Company may have realized if the shares were traded on the open exchange. The potential amount realized from a sale of a significant portion of the Company’s holdings in either August or PPT may be affected by factors that are not reflected in the current quoted market price, the most significant of which is the market’s ability to absorb a large block of securities. In addition the market value of the securities may be subject to significant fluctuation in quoted market prices. The market value of investments held at June 30 and August 2, 2002 was $8,300,000 and $3,660,000 respectively.  The market value of the equity method investment in PPT is approximately $1,280,000 at June 30 and $1,560,000 at August 2, 2002.

PART II — OTHER INFORMATION

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

The Annual Meeting of shareholders was held April 17, 2002

The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

1.                                       Set number of directors at five

2.                                       Elect five directors:  B. Slye, P. Peterson, G. Miller, J. Marino, and J. Strom

3.                                       Approve appointment of Schweitzer Karon & Bremer, LLC as independent auditors for the current fiscal year

Proposal	Yes	Yes	No	Abstain	% Voted
1		2,953,930	71,694	6,200	94.61%
2	B. Slye	2,960,257	0	71,567	94.81%
2	P. Peterson	2,959,282	0	72,542	94.78%
2	G. Miller	2,960,257	0	71,567	94.81%
2	J. Marino	3,018,849	0	12,975	96.69%
2	J. Strom	3,016,874	0	14,950	96.62%
3		2,962,986	64,926	3,912	94.90%

Item 5.  Other Information

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand.  These statements include, but are not limited to, changes in worldwide general economic conditions, cyclical capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties and other factors.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits — No exhibits are attached to this filing of Form 10-QSB.

(b)         We filed a report 8-K on May 10, 2002 regarding our purchase of PPTV stock during the Quarter ended June 30, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 12, 2002	/s/ Bradley D. Slye
Bradley D. Slye, President

(Chief Executive Officer and Principal Accounting Officer)