Form 10QSB
period 2002-09-30
ELECTRO SENSORS INC
filed 2002-11-13
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(952) 930-0100
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on November 11, 2002 was 3,155,260.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

Form 10-QSB for the Period Ended September 30, 2002

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The interim financial statements included in this Form 10-QSB are unaudited and reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets – As of September 30, 2002 and December 31, 2001
Consolidated Statements of Income – For the Three and Nine Months Ended September 30, 2002 and September 30, 2001
Consolidated Statements of Cash Flows – For the Nine-Month Period Ended September 30, 2002 and September 30, 2001
Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS

Cash And Cash Equivalents	$6,621,601	$8,389,691
Investments	3,778,932	11,140,320
Trade Receivables	616,643	498,283
Less Allowance for Doubtful Accounts of $27,180 and $25,000, respectively.
Inventories	737,593	819,272
Prepaid Income Taxes	303,739	0
Other Current Assets	280,384	210,551
Total Current Assets	12,338,892	21,058,117
Property and Equipment, Net	1,505,865	1,480,477
Investment in Equity Method Investee	862,987	0
TOTAL ASSETS	$14,707,744	$22,538,594

LIABILTIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$222,115	$65,530
Accrued Expenses	250,232	140,014
Accrued Income Taxes	0	1,647,470
Deferred Income Taxes	1,272,756	3,919,108
Total Current Liabilities	1,745,103	5,772,122
DEFERRED INCOME TAXES	0	3,400

STOCKHOLDERS’ EQUITY
Common Stock par value $0.10 per share; Authorized 10,000,000 shares; Issued 3,155,260 and 3,121,263 shares, respectively.	315,526	312,126
Additional Paid-In Capital	966,447	894,172
Retained Earnings	9,408,984	8,592,074
Accumulated Other Comprehensive Income	2,271,684	6,964,700
Total Stockholders’ Equity	12,962,641	16,763,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,707,744	$22,538,594

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net Sales	$1,154,287	$1,111,625	$3,417,382	$3,596,973
Cost of Goods Sold	480,038	470,527	1,451,111	1,386,085
Gross Profit	674,249	641,098	1,966,271	2,210,888

Operating Expenses:
Selling and Marketing	300,650	285,233	838,542	897,147
General and Administrative	245,555	192,055	688,379	704,445
Research and Development	272,100	206,115	818,279	581,800
Total Operating Expenses	818,305	683,403	2,345,200	2,183,392
Operating Income (Loss)	(144,056)	(42,305)	(378,929)	27,496

Non-Operating Income (Expense):
Gain (Loss) on Sale of Investment Securities	121,313	1,214,425	2,218,886	5,341,871
Interest Income	27,840	0	197,801	0
Other Income (Expense)	(29)	(12,573)	(26,191)	125,220
Equity in Losses of Equity Method Investee	(245,697)	(193,936)	(245,697)	(298,446)
Total Non-Operating Income (Expense)	(96,573)	1,007,916	2,144,799	5,168,645

Income (Loss) from Continuing Operations
Before Income Taxes	(240,629)	965,611	1,765,870	5,196,141

Federal and State Income Taxes (Credit)	(85,328)	417,520	665,996	1,952,979

Income (Loss) from Continuing Operations	(155,301)	548,091	1,099,874	3,243,162

Discontinued Operations:
Income (Loss) from Operation of Microflame Division, net of income taxes	0	0	0	(3,510)
Loss on Disposal of Microflame Division, Net of income taxes	0	0	0	(69,229)
Total Income (Loss) from Discontinued Operations	0	0	0	(72,739)
Net Income (Loss)	$(155,301)	$548,091	$1,099,874	$3,170,423

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net Income (Loss) Per Share Data:
Basic
Income (Loss) from Continuing Operations	$(155,301)	$548,091	$1,099,874	$3,243,162
Income (Loss) from Discontinued Operations	—	—	—	(72,739)
	$(155,301)	$548,091	$1,099,874	$3,170,423

Net Income (Loss) Per Share from Continuing Operations	$(0.05)	$0.18	$0.35	$1.04
Net Income (Loss) Per Share from Discontinued Operations	—	0.00	—	-.02
	$(0.05)	$0.18	$0.35	$1.02

Shares Used in Per Share Calculations	3,154,627	3,120,323	3,155,047	3,120,323

Diluted
Income (Loss) from Continuing Operations	$(155,301)	$548,091	$1,099,874	$3,243,162
Income (Loss) from Discontinued Operations	—	—	—	(72,739)
	$(155,301)	$548,091	$1,099,874	$3,170,423

Net Income (Loss) Per Share from Continuing Operations	$(0.05)	$0.17	$0.34	$1.03
Net Income (Loss) Per Share from Discontinued Operations	—	—	—	-.02
	$(0.05)	$0.17	$0.34	$1.01

Shares Used in Per Share Calculations	3,235,847	3,164,538	3,240,137	3,154,811

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Reconciliation of Net Income to Net Cash Provided by Operating Activities

Net Income	$1,099,874	$3,170,423
Adjustments to Reconcile Net Income to Net Cash Provided By/(used in) Operating Activities:
Provision for Losses on Trade Receivables	—	(10,863)
Loss of Disposal of Segment	—	69,229
Depreciation	36,534	93,109
Deferred Taxes	(200)	9,882
Realized (Gain)/Loss on Sale of Investments	(2,218,886)	(5,341,871)
Equity Method Losses of Equity Method Investee	245,697	298,446
(Increase)/Decrease In:
Trade Receivables	(127,069)	99,096
Inventory	81,679	55,594
Prepaid Expenses	(69,833)	(188,612)
Prepaid Income Taxes	(303,739)	72,767
Accounts Payable	156,585	(14,197)
Customer Deposits	—	(6,493)
Accrued Expenses	110,218	95,711
Accrued Income Taxes	(1,647,470)	1,760,082
Net Cash Provided by Operating Activities	(2,636,610)	162,303

Cash Flows from Investing Activities:
Proceeds From Sale of Investments	2,237,706	5,380,801
Additional Investment in Equity Method Investee	(1,108,684)	—
Purchase of Property and Equipment	(61,922)	(19,649)
Principal Payments Received on Note Receivable	8,709	1,000
Proceeds from Disposed Segment	—	5,000
Net Cash Provided By/ (used in) Investing Activities	1,075,809	5,367,152

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	75,675	10,140
Dividends Paid	(282,964)	(280,855)

Net Cash Used in Financing Activities	(207,289)	(270,715)

Net Increase in Cash & Cash Equivalents	(1,768,090)	5,258,740
Cash & Cash Equivalents, Beginning	8,389,691	3,191,176
Cash & Cash Equivalents, Ending	6,621,601	8,449,916

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in Unrealized Gain/ (Loss) on Marketable Securities	(4,693,016)	(5,544,346)
Issuance of Note Receivable Related to Sale of Segment	—	36,000

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

The second business is AutoData Systems (ADS), a division of Electro-Sensors, Inc.  ADS designs and markets desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms.  ADS products are designed to provide capabilities to automate data collection and are marketed through internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

ESI Investment Company owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology Corporation in 2000.  During 2000, 2001 and 2002, the Company has recognized income from the sale of its holdings in August Technology.

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

Note 3.  Revenue Recognition

All production monitoring equipment are shipped without an evaluation or acceptance period.  Revenues from the sale of the products and any related warranty costs are recognized at the time of shipment.  The Company’s distributors are not granted any price protection.  Sales to all customers including distributors are final and no right of return after shipment exists.

The Company recognizes revenue upon shipment of its character recognition software.  The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper.  The Company recognizes revenue upon shipment, net of return reserves based on historical experience.

The Company recognizes revenue on support contracts for its character recognition software over the life of the contract.

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

Note 4.  Investments

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

The Company’s investments consist of marketable equity securities, primarily common stocks, government debt securities, and money market funds.  The estimated fair value of marketable equity securities is based on quoted market prices and therefore subject to the inherent risk of market fluctuations. The Company owned 792,500 and 981,000 shares of August Technologies Corporation as of September 30, 2002 and December 31, 2001, respectively.

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

Change in Reporting for the Company’s Investment in PPT Vision, Inc.

During 2002, the Company purchased 1,108,868 units of PPT Vision, Inc. (PPT).   PPT is a publicly traded corporation in which the Company had previously owned 549,084 shares, 10.0% of PPT’s outstanding common stock.  At September 30, 2002, the Company owned 1,657,952 shares of PPT, which is 16.4% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at September 30, 2002 was approximately $1,160,000.

At this time, it was determined that the Company now has significant influence over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Under the equity method of accounting, the Company’s proportionate share of PPT income or loss through July 31, 2002 is included in the Company’s net income with a corresponding increase or decrease in the carrying value of its investment.

As a result of this change to the equity method of accounting, the balance sheets at September 30, 2002 and December 31, 2001 have been adjusted to show the Company’s investment in PPT based on the equity method rather than based on market value method of accounting.  Retained earnings at those dates has been adjusted to reflect equity method earnings from prior periods and accumulated other comprehensive income at those dates has been adjusted to eliminate unrealized gains and losses from PPT that were recorded in prior periods.  In addition, the income statements for the three months and nine months ended both September 30, 2002 and  September 30, 2001 have been adjusted to show the Company’s portion of PPT’s earnings from those periods.

Summary financial information of PPT Vision, Inc. as of July 31, 2002 is as follows:

Balance Sheet	July 31, 2002
Current asset	$8,707,000
Fixed asset	1,528,000
Intangible & other assets	2,686,000
Total assets	$12,921,000

Current liabilities	$1,106,000
Stockholder equity	11,815,000
Total liabilities & equity	$12,921,000

Income Statements	Three Months Ended July 31, 2002	Nine Months Ended July 31, 2002
Net revenues	$2,027,000	$5,290,000
Gross profit	1,020,000	2,542,000
Total expenses	2,526,000	7,277,000
Net loss	(1,492,000)	(4,684,000)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net Income	$(155,301)	$548,091	$1,099,874	$3,170,423

Other Comprehensive Gain:
Change in Unrealized Value Investments, net	(2,628,252)	(2,761,189)	(4,227,335)	(1,180,479)

Less:
Reclassification Adjustment for Gains Included In net Income	(102,756)	(403,800)	(1,565,555)	(5,639,604)

Total Comprehensive Income	$(2,886,309)	(2,616,898)	(4,693,016)	(3,649,660)

Note 6.  Segment Information

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

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
External Sales
Production Monitoring	$974,886	$925,838	$2,828,457	$3,079,845
Character Recognition	179,401	185,787	588,925	517,128
Investments	0	0	0	0
Total	$1,154,287	$1,111,625	$3,417,382	$3,596,973

Net Income Before Taxes and Discontinued Operations
Production Monitoring	$(20,759)	$(48,132)	$(46,499)	$60,690
Character Recognition	(85,500)	(6,746)	(154,568)	33,673
Investments	(134,370)	1,011,489	1,966,937	5,101,778
Total	$(240,629)	$956,611	$1,765,870	$5,196,141

The Company’s subsidiary Microflame, Inc. was sold in May 2001.  Segment information related to Microflame, Inc. previously has been included as the Brazing Torches operations segment.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Comparison of Quarter 3, 2002 vs. Quarter 3, 2001

Operating Income (Loss)

During 2002, the Company purchased 1,108,868 units of PPT Vision, Inc. (PPT).   PPT is a publicly traded corporation in which the Company had previously owned 549,084 shares, 10.0% of PPT’s outstanding common stock.  At September 30, 2002, the Company owned 1,657,952 shares of PPT, which is 16.4% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at September 30, 2002 was approximately $1,160,000.

At this time, it was determined that the Company now has significant influence over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Under the equity method of accounting, the Company’s proportionate share of PPT income or loss through July 31, 2002 is included in the Company’s net income with a corresponding increase or decrease in the carrying value of its investment.

As a result of this change to the equity method of accounting, the balance sheets at September 30, 2002 and December 31, 2001 have been adjusted to show the Company’s investment in PPT based on the equity method rather than based on market value method of accounting.  Retained earnings at those dates has been adjusted to reflect equity method earnings from prior periods and accumulated other comprehensive income at those dates has been adjusted to eliminate unrealized gains and losses from PPT that were recorded in prior periods.  In addition, the income statements for the three months and nine months ended both September 30, 2002 and  September 30, 2001 have been adjusted to show the Company’s portion of PPT’s earnings from those periods.

Under the equity method of accounting, the Company’s proportionate share of PPT income or loss through July 31, 2002 is included in the Company’s net income with a corresponding increase or decrease in the carrying value of its investment.

Income from continuing operations decreased $703,392 to a loss of $155,301 for the three-month period ended September 30, 2002, compared to income from continuing operations of $548,091 for the same period in fiscal 2001.  For the nine-month period ending September 30, 2002, income from continuing operations decreased 66.0% to $1,099,874, compared to the income from continuing operations of $3,243,162 for the same period in fiscal 2001.  This decrease was primarily due to reduction in the sale of investment securities through the Company’s subsidiary, ESI Investment Company.  Also contributing to the decrease was higher operating expenses.  See Operating Expense detail below.

Investment income for the three-month period ended September 30, 2002 decreased 90.0% from the same period in fiscal 2001, $1,214,425 to $121,313.  As a result of the general decline in the stock market and particularly the decline in the price of August Technology, the Company reduced the number of  shares sold as compared to the prior quarters.

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

The Controls Division had a three-month ending September 30, 2002 net loss of $20,759 compared to net loss of $48,132 when compared to the same period for the prior year.  The loss for the nine-month period ended September 30, 2002 is $46,499 and for the same period ending fiscal 2001, there was an operating income of $60,690, a difference of $107,189.  This difference is primarily due to the Software Conversion training costs and additional funds invested into the development of current products and new products.

The Character Recognition Division had a three-month ending September 30, 2002 net loss of $85,500 compared to the loss of $6,746 when compared to the same period for the prior year.  The loss for the nine-month period ended September 30, 2002 is $154,568 and for the same period ending fiscal 2001, there was a net income of $33,673, a difference of $78,754 and $188,241 respectively.  These losses are a result of research and development costs related to the next generation software product being developed.

Net Revenues

Net revenues for the three-month period ended September 30, 2002 increased $42,662 or 3.8% when compared to net revenues for the same period in fiscal 2001.   For the nine-month period ended September 30, 2002, net revenues decreased $179,591 or 5.0% when compared to the same period for fiscal 2001.

Of this three-month increase, $49,048 is attributable to the Controls Division, and a decrease of $6,386 is due to the Character Recognition Division.  The Production Monitoring Divisions $251,388 nine-month decrease, is due to a general reduction in demand for all of its products.  This decline in demand for production control is attributable to the slowdown in the United States economy.  The Production Monitoring decrease in revenues was offset partially by a $71,797 increase in the nine-month Character Recognition revenues.  This increase was primarily an increase in the sale of the Scannable Office product and scanner hardware Sales.

Cost of Sales

The Company’s cost of sales increased from $470,527 to $480,038, a difference of $9,511 or 2.02% when comparing the three-months ended September 30, 2002 to the same period ending fiscal 2001.  When comparing the nine-month ending September 30, 2002 to fiscal 2001, the cost of sales increased 4.69% from $1,386,085 to $1,451,111.  This increase is a result of fixed costs, including labor and overhead, being absorbed by a decrease in net revenues for the current fiscal period.

Gross Margins

Gross margins for the three-month period ended September 30, 2002 were 58.4% versus 57.6% for the same period of the prior fiscal year.  Gross margins for the nine-month period ended September 30, 2002 were 57.5% versus 61.4% for the same period of the prior fiscal year.  The declines in margins are due to unchanged fixed costs, including labor and overhead, being absorbed by lower sales amounts.

Operating Expenses

Total operating expenses increased $134,902 or 19.7% for the three-months ended September 30,2002 when compared to the same period of the prior fiscal year.  For the nine-months ended September 30, 2002, total operating expenses increased $161,808 or 7.4% when compared to the same period of the prior fiscal year.

Selling and marketing costs increased  $15,417, an increase of 5.4% for the three-months ended September 30, 2002.  For the nine-months ended 2002, selling and marketing costs decreased to $838,542 or 6.5%; general and administrative costs decreased by $16,066; and research and development costs increased $236,479, an increase of 40.7%.  During the economic slow down, the Company has focused its engineering resources on the development and enhancement of new and existing products.

General and administrative costs are up for the three-months ended September 30, 2002 primarily due to software conversion training costs.

Research and development costs increased primarily due to the Company’s increased effort in developing new products to be introduced to our market in fiscal year 2002 and 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate strong cash flows from the sale of investments.   However working capital has decreased $4,700,000 since December 31, 2001.    This reduction in working capital is primarily the result of the decline in the market price of August Technology investments.  Excess funds generated from the sale of securities have been placed in secure short-term investments.  The funds are being used primarily for tax payments on the gains realized on sale of investments, dividend distributions, working capital needs and general corporate purposes.  In addition, the Company utilized $1,098,168 to participate in a rights offering of common stock by PPT Vision, Inc.   Capital expenditures resulted from the purchase of additional equipment.  The Company does not anticipate the need for additional working capital from outside sources.

The Company holds an investment in August Technology which is valued at the quoted market price on September 30, 2002.  The quoted market price represents an estimate of what the Company may have realized if the shares were traded on the open exchange. The potential amount realized from a sale of a significant portion of the Company’s holdings in either August or PPT may be affected by factors that are not reflected in the current quoted market price, the most significant of which is the market’s ability to absorb a large block of securities. In addition the market value of the securities may be subject to significant fluctuation in quoted market prices. The market value of August Technology investments held at September 30 and October 7, 2002 was $3,560,000 and $4,750,000 respectively.  The market value of the equity method investment in PPT is approximately $1,280,000 at September 30 and $1,560,000 at October 7, 2002.

Item 3.  Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a – 14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in previously reported legal proceedings.

Item 2.  Changes in Securities

No changes have been made to any registered securities nor were there any sales of unregistered securities during the quarter ended September 30, 2002.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits
99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)         We filed a report 8-K on August 12, 2002 reporting the submission to the Securities and Exchange Commission of certifications under the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

November 11, 2002	/s/ Bradley D. Slye
Bradley D. Slye, President
(Chief Executive Officer and Principal Accounting Officer)

CERTIFICATION

I, Bradley D. Slye, Chief Executive Officer and Principal Accounting Officer of Electro-Sensors, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Electro-Sensors Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ Bradley D. Slye
Bradley D. Slye, President
(Chief Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2002

Exhibit	Description

99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002