Form 10KSB
period 2002-12-31
ELECTRO SENSORS INC
filed 2003-03-25
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2002 were $4,478,000.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $4,128,387 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on February 24, 2003.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on February 24, 2003 was 3,162,614.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
Form 10-KSB for the Year Ended December 31, 2002
TABLE OF CONTENTS

PART I

Item 1—Business

Introduction

Electro-Sensors, Inc. (the “Company” or “ESI”) is engaged in two distinct operating segments: (1) the manufacture and distribution of industrial production monitoring and process control systems through its Controls Division, and (2) the development and distribution of PC-based software for both automated survey processing and hand printed character recognition through its AutoData Systems Division.  The operating segments were based on the markets that were served and the products that we provided to those markets.

In addition, through its ESI Investment Company subsidiary (“Investment Division”), the Company periodically invests in other businesses and companies. Although ESI, through its ESI Investment Company subsidiary, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. Unless indicated otherwise, the terms “Company” and “ESI” when used herein, includes Electro-Sensors, Inc. and its consolidated subsidiaries.

The Company also operated a wholly-owned subsidiary, Microflame, Inc., for the first six months of 2001. This subsidiary was engaged in manufacturing and distributing small gas torches and related accessories. The Company sold Microflame in June of 2001.

ESI, incorporated in Minnesota in July 1968, has executive offices located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343 and telephone number (952) 930-0100.  As of December 31, 2002, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation.

Operating Segments/Principal Products/Markets

Production Monitoring Systems—Controls Division

The Company’s Controls Division manufactures and sells several different types of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

Speed Monitoring Systems. The Company’s original products, speed monitoring systems, compare machine revolutions per minute or speed against acceptable rates as determined by the customer. The monitors generally have the same relative operating principle and use a non-contacting sensing head that translates the speed of a rotating shaft into analog readouts. The systems include both the sensing device and a signal-generating pulser disc or wrap that attaches to a rotating shaft. The systems vary in complexity, from a simple system that detects slow-downs or stoppages, to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring a single critical shaft speed.

Our speed monitoring systems include a line of digital products that translate sensor impulses from its production monitoring systems into digital readouts indicating production counts or rates, such as parts, gallons, or board feet.  Our speed monitoring systems also include alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals, computer inputs, or digital displays that are usable by the customer.

Two production-monitoring devices that do not operate by measuring shaft speeds are also in our speed monitoring systems product line. These devices are the tilt switch and vibration monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity (i.e. when grain fills a silo).  A vibration monitor will alert an operator when the vibration in a production system exceeds a specified level.

Drive Control Systems.  In 1987, the Company expanded its speed monitoring systems product line to include products that regulate and synchronize machine speeds.  Drive Control Systems products not only monitor machine operation levels, but also regulate the speed of motors on related machines in a production sequence to ensure that the performance of the various machine(s) is coordinated. In the past, these distinct features allowed the Company to market these products under the Drive Control Systems name.  The product line consists of a line of digital control products for motors that require a complete closed loop PID (Proportional Integral Derivative) control. The closed loop controllers coordinate production speed among process motors and reduce waste.

In 1988, the Company entered into a sales agreement with MKS Maschinen Kontroll Systeme GmbH (“MKS”), the West German manufacturer of a Synchronous Drive Controller (“SDC”) product line, giving the Company exclusive rights to distribute in the United States the drive control products manufactured by MKS.  The SDC product line manufactured by MKS coordinates motors in a production machine with other parts of the machine process. The SDC products were designed for use as a precision speed reference for use with variable speed drives and enable manufacturers to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors.

The Company believes that significant savings in both time and materials can be achieved by manufacturing companies by adding drive control technology to existing manufacturing processes to coordinate operation of related machines. The Company intends to continue to market its products in this “retro-fit” market and also to companies building new manufacturing machinery or processing systems.

The Company expects to continue to expend resources in development and marketing of its various Production Monitoring Systems throughout 2003.

Character Recognition Systems—AutoData Systems Division

The Company initially began development of its AutoData® Systems as a development project chartered to create opportunities using proprietary pattern recognition technology. The outcome of the project was a Microsoft® Windows® based software system that reads handprinted characters, checkmarks, and barcodes from scanned forms.

The Company’s system offers an alternative to manual data entry, by automatically extracting information from paper forms and converting it into a format compatible with most computer databases. This intelligent data entry alternative saves time, strain, and money compared to the method of manual data entry. The basis of the handprint reading capability is Associative Pattern Memory™ (APM), a patented pattern recognition algorithm. APM is a trainable, neural network-based memory that was incorporated in a Dynamic Link Library (DLL). This DLL is the foundation of the four products currently sold by AutoData® Systems Division.

AutoData Systems became an operating segment in January 1993. The first software package, AutoData® PRO™, was released in May 1993. This software package was designed for the end user. AutoData PRO, served as a utility software package designed to process only checkmark and handprint information from scanned forms. The software allowed the user to export the data in an ASCII file format.

In September 1993, AutoData® PRO II™ was released as an upgrade, along with AutoData® SDK™. AutoData SDK allowed Windows developers to embed the AutoData® DLL into their application in order to provide automated data collection from scanned or faxed forms.

In 1996, AutoData® Survey™ was released. AutoData Survey was the Company’s first software package to include an analysis and report generation feature, greatly enhancing the salability of AutoData technology. This product was directed at the Healthcare market, where it gained a foothold in patient satisfaction measurement. AutoData has released two upgrades to the original Survey™ software, and now markets AutoData® Survey Plus 2000™.

AutoData Systems released AutoData® Scannable Office™ software in March 2000. This product provided an upgrade path for PRO II customers, and offered a key enhancement: integration with the Microsoft® Office suite. Scannable Office allows the user to utilize Microsoft® Word to create scannable forms. The software reads data from completed forms and automatically places extracted data directly into Microsoft® Excel, Access or any ODBC-compliant database, setting data up for analysis. Scannable Office has the widest recognition capabilities of the AutoData end-user products; it contains handprint (ICR), Optical Character (OCR), Optical Mark (OMR), and barcode recognition capabilities.

In December 2002, the company released AutoData® ExpertScan™ software to its customer base. ExpertScan has handprint (ICR), Optical Mark (OMR) and barcode recognition capabilities. Like Survey Plus 2000, ExpertScan automates survey and form processing, as well as tabulation of results. The product offers several form design and reporting enhancements, and can be sold as an upgrade to Survey Plus 2000, as well as a stand-alone product. ExpertScan provides a mid-range option for AutoData prospects, rounding out the company’s product offering.

Marketing and Distribution

Production Monitoring Systems.  The Production Monitoring Systems Division sells its products primarily through home office sales people who deal directly with customers and a number of non-exclusive distributors located throughout the United States and Canada.  Both areas of controls are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers.  These products are sold to businesses in all major standard industrial classifications, including food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

For marketing, the Company advertises in national industrial periodicals that cover a wide range of industrial products and attends several tradeshows designated for the industry throughout the year.  A corporate website and other related industry websites are also used for advertising and marketing purposes.  The Company expects to continue to market its products in this and related markets.

AutoData® Systems Division.  The AutoData Systems Division markets its products primarily through home office sales personnel who deal directly with end-users and a limited number of Value-Added Resellers (VARs). The company primarily sells in the United States, Canada and Western Europe, and currently actively markets only in the U.S.

Competition

Production Monitoring Systems.  The potential for the Company’s monitoring products includes a broad range of industrial and commercial businesses. Design, quality and multiplicity of application, rather than price, are the focus of competition in selling these products. The Company has substantial competition for its production monitoring systems. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are: Danaher Controls, Red Lion Controls, Control Concepts, 4B Elevator Components Ltd., Durant Corporation, and Contrex, Inc. The Company’s competitive advantages are that its products are sold as ready-to-install units and that its products have a wide range of applications. The Company’s major disadvantages include the fact that its major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

AutoData® Systems.  Competition for the market segment ranges from substitute products such as Data Entry suppliers, to directly competitive software suppliers, and more recently, suppliers of web-based survey software and services.  Few direct competitors have as sophisticated recognition capabilities as our AutoData Systems products. However, our AutoData products face direct competition from both ends of the spectrum: larger competitors offering a broader array of software products and services, and firms similar in size to our AutoData Systems Division that offer a low-price, more limited product.

The market is segmented based on price and capabilities, with the larger firms, notably Cardiff Software and Captiva Software, offering enterprise-wide systems with broad information capture capabilities. Our AutoData products are focused on desktop, rather than enterprise-wide, solutions, positioning the company as most appropriate to small offices and departments of larger organizations.

Competition in these markets is based primarily on price, which subjects the Company to increasing pressures to make price adjustments to remain competitive. Such price adjustments, if any, may have an adverse impact on the Company’s results of operations if not offset by an increase in revenues and/or a reduction in expenses.

Suppliers

Production Monitoring Systems.  The Controls Division purchases parts and materials for its production monitoring systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with proprietary designs. Multiple sources of these supplies and materials are readily available, and the Controls Division is not dependent on any single source for these supplies and materials. This Division has not experienced any problem of short supply or delays from its suppliers.

AutoData® Systems.  The AutoData Systems Division purchases a wide variety of supplies and materials from various vendors and is not dependent upon any one source. However, AutoData has recently experienced supply problems with its vendor of entry-level scanners, and will need to address this situation to avoid potential shipping delays in the future.

The Company purchases a variety of parts, components, and other supplies from a variety of vendors for all of its operating divisions. While the Company attempts to have more than a single source of supply for those various parts, components and supplies, it is possible occasionally that there will be only one supplier for any single part, component or supply. Should a supplier be unwilling or unable to supply such an item in a timely manner, the Company’s business could be materially adversely affected.

Customers

The Company is not dependent upon a single or a few customers for a material (10% or more) portion of its sales in any of its operating divisions.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The names “Electro-Sensors” and “AutoData” are trademarks registered with the U.S. Patent and Trademark Office, respectively as Reg. No. 1,142,310 and Reg. No. 1,874,543. The Company believes its trademarks have been and will continue to be useful in developing and protecting market recognition for its products.

The Company holds no patents, concessions, licenses or franchises relating to its Production Monitoring Systems, but has obtained six patents related to its Character Recognition technology.

PPT Vision, Inc. has granted the Company an exclusive license that allows the Company to incorporate a patented neural network algorithm in its products. The initial use of this algorithm has been in the Company’s AutoData Systems Division.

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

Research and development expense (by division) during the past two fiscal years was:

Production Monitoring Systems:

2002: $605,986

2001: $544,056

The Company’s development projects for this division are undertaken based upon the identified specific needs of the Company’s customer base.

AutoData Systems:

2002: $484,891

2001: $277,908

The Company has continued to fund this Division’s development activities. The goal is to create low-cost software based systems that enable accurate reading of hand-printed characters. Towards this effort, the Company acquired an exclusive license from PPT Vision, Inc. (“PPT”) in January of 1992, offering the Company protection of the algorithm necessary for the “reading” technology. The Company has also developed two recognition patents.

The Company’s future success is dependent in part upon its ability to develop new products in it varying segments. Difficulties or delays in the Company’s ability to develop, produce, test and market new products could have a material adverse effect on future sales growth.

Compliance with Environmental Laws (Federal, State and Local)

Compliance with federal, state and local environmental provisions has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on the competitive position of the Company.

Employees

As of March 3, 2003, the Company had 36 employees, all of which are full-time.  The Company believes that its relations with its employees are good.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by the Company or on its behalf. The Company has made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that is not based upon historical fact should be considered forward-looking.  Electro-Sensors’ forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements. The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Fluctuations in Operating Results.  ESI has experienced fluctuations in its operating results in the past, and may experience fluctuations in the future, which may affect the market price of its Common Stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond the Company’s control. Some of theses factors are: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the market and economic disruptions.

Because fluctuations can happen, the Company believes that comparisons of the results of its operations for preceding quarters should not be relied upon by investors as an indication of how the Company will perform in the future. There can be no assurance that the Company’s earnings growth will equal that of prior years.

Further, investments by the Company’s subsidiary, ESI Investment Company, are subject to significant positive and negative changes in value. In particular, significant investments in PPT Vision, Inc. and August Technology, Inc. have experienced substantial value fluctuations which are expected to continue. The Company’s current intention is to continue to gradually liquidate its investment securities to finance expansion of its operating activities.

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology.  The Company’s business depends upon continually introducing new and enhanced products and solutions for customer needs. The development of products requires the Company to commit financial resources, personnel and time, usually in advance of significant market development for such products. In order to compete, the Company must anticipate both future demand and the technology available to meet that demand.

Suppliers  Some of the Production Monitoring Systems contain components presently purchased from a sole or limited number of suppliers. The Company may experience component shortages, supplier discontinuation of products, or parts that become obsolete. Although the Company believes it has arrangements for an adequate supply for its short-term requirements, it does not have contracts with suppliers that would assure availability and price long-term. If parts are not available when needed, product shipments could be delayed.

Employees  The Company’s ability to maintain a competitive position and to continue to develop and market new products depends, in part, on its ability to retain key employees and qualified personnel. If the Company is unable to retain and/or recruit key employees, product development, marketing and sales could be negatively impacted.

Item 2—Properties.

The Company owns and occupies a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility.  The facilities are adequate and are anticipated to be adequate for our needs in 2003.

Item 3—Legal Proceedings.

The Company was not the subject of any legal proceedings as of the date of this filing.  The Company is not aware of any threatened litigation.

Item 4—Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2002.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock trades on the Nasdaq SmallCap tier of The Nasdaq Stock Market® under the symbol “ELSE”. The following table sets forth the quarterly high and low reported last sales prices for the Company’s Common Stock for each period indicated, adjusted to reflect the three-for-two stock split effective February 2001, as reported on the Nasdaq system.

	Period	High	Low

2002	First Quarter	$4.20	$3.25
	Second Quarter	$4.99	$3.95
	Third Quarter	$4.34	$2.85
	Fourth Quarter	$3.45	$2.70

2001	First Quarter	$5.62	$2.18
	Second Quarter	$4.91	$2.37
	Third Quarter	$4.15	$2.79
	Fourth Quarter	$4.23	$2.80

Based on data provided by the Company’s transfer agent, management believes that as of February 24, 2003, the number of share owner accounts of record was approximately 164, at which date the closing market price of the Company’s Common Stock was $2.58 per share.

The Company paid cash dividends on its common stock of $0.12 per share in 2001 and 2002 on a quarterly basis.

Item 6—Management’s Discussion and Analysis or Plan of Operation.

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 1 to the Consolidated Financial Statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation and amortization methods, asset impairment recognition, deferred tax valuation allowance, and business combination accounting.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2002 vs. Fiscal Year 2001

Net Revenues

Net revenues for fiscal year 2002 decreased $147,173 to $4,478,132, or 3.2% when compared to net revenues for fiscal year 2001.  This decrease is primarily due to the slowdowns in the economy and it’s effect on our customers.

Cost of Sales

The Company’s cost of sales decreased from $1,911,781 to $1,857,821, a difference of $53,960 or 2.8%. This decrease is attributable to reduced variable costs associated with the decline of net revenue for the fiscal year.

Gross Margins

Gross margins for the fiscal year 2002 were 58.5% versus 58.7% for the prior fiscal year. The decline in margins is a result of the substantially unchanged fixed costs, including overhead and labor, being absorbed by lower level of sales.

Operating Expenses

Total operating expenses increased $292,836 or 10.0% when compared to the prior fiscal year. Selling and marketing costs increased by $23,739, an increase of 2.1%; general and administrative costs decreased by $1,932, a decrease of 0.2%; and research and development costs increased $271,019 or 33.1% for the fiscal year.

Research and development costs increased 33.1% when compared with the prior year. This was due to costs associated with developing one new product in the AutoData Systems Division and three new products in the Controls Division. The Company will continue to devote substantial financial and technical resources to development of new products, as well as continue to invest in more efficient product designs and manufacturing procedures for the Controls Division.

Operating Income (Loss)

The Controls Division had an operating loss of $183,674 compared to the loss of $149,742 in 2001, an increase of $33,932 or 22.7%. This increase in loss is a result of a decrease in net revenues for this Division.  In addition, the increase is due to increased research and development costs.

The AutoData Systems Division had operating loss of $166,635 compared to an operating income of $35,499 in 2001.  This loss is a direct result of the Company’s research and development costs associated with the company’s release of ExpertScan (Dec. 2002).

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

Investment income for the fiscal year 2002 decreased by $3,635,384 to $1,634,843 or 69.0%.  This decrease was primarily due to reduced sales of investment securities.  The increase of 27.2% or $25,960 in interest income earned on temporary cash investments is a result of the increased temporary cash investment balance.

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

Comparison of Fiscal Year 2001 vs. Fiscal Year 2000

Fiscal 2001 – Disposal of Microflame, Inc. Segment

The fiscal year 2001 results of operations reflect the disposal of the Company’s brazing torches segment, Microflame, Inc.  The Company disposed of this segment through a sale of all of its shares of stock in Microflame, Inc. to an unrelated party on May 14, 2001.  Proceeds from the sale of operations include $5,000 cash and a note receivable for $36,000.  The note is payable over 36-monthly payments and is secured by the stock of Microflame, Inc.

Net Revenues

Net revenues for fiscal year 2001 decreased $1,122,270 to $4,625,305, or 19.5% when compared to net revenues for fiscal year 2000.

Of this decrease, $935,541 is attributable to the Controls Division.  All of the Controls Division’s products contributed equally to the decline.  This decrease in revenues was primarily a result of reduced sales to production machinery builders and fewer sales to end users for plant expansions.  This decline in demand for production control is attributable to the slowdown in the U.S. economy.  The decline in revenues associated with machinery builders persisted throughout the year, whereas sales for replacement and repairs components started decreasing in late second quarter and continued through the end of 2001.  The remaining decrease is attributable to the AutoData Systems Division.  This decrease in sales, when compared to 2000, was primarily due to the 1999 backlog of orders for the Scannable Office product which was not available for shipment until early 2000.

Cost of Sales

The Company’s cost of sales decreased from $2,216,089 to $1,911,781, a difference of $304,308 or 13.7%.  This decrease is attributable to reduced variable costs associated with the decline of net revenue for the fiscal year.

Gross Margins

Gross margins for the fiscal year 2001 were 58.7% versus 61.4% for the prior fiscal year.  The decline in margins is a result of  the substantially unchanged fixed costs, including overhead and labor, being absorbed by lower level of sales.  Gross margins for the Character Recognition Systems Division remained unchanged for the year.

Operating Expenses

Total operating expenses decreased $268,362 or 8.4% when compared to the prior fiscal year.  Selling and marketing costs decreased to $1,114,042, a decrease of 23.9%; general and administrative costs increased to $984,807, an increase of 14.4%; and research and development costs remained consistent at $819,394 for the fiscal year.

Selling and marketing costs decreased principally in two areas.  The Company decreased its expenditures for marketing and advertising of the Company’s product lines by $80,000.  In addition, the marketing salaries and related employee expenses decreased $218,000 during 2001.  Most of the employment expense decrease occurred in the Character Recognition Systems Division.  General and administrative costs increased primarily due to increased outsourcing of services rendered to the Company and a $57,000 increase in the Company’s contribution to the Employee Stock Ownership Plan. Research and development costs decreased 7% when compared with the prior year.  This principally was due to reduced staffing in the Character Recognition Systems Division.  The Company will continue to devote substantial financial and technical resources to development of new products, as well as continue to invest in more efficient product designs and manufacturing procedures for the Controls Division.

Operating Income (Loss)

Income from continuing operations for fiscal year 2001 increased $2,923,301 to $3,589,030 or 439.1% when compared to operating income for fiscal year 2000.  This increase was primarily a result of the sale of investment securities through the Company’s subsidiary ESI Investment Company.

The Controls Division had an operating loss of ($149,742) compared to operating income of 749,612 when compared to the prior year, a decrease of $899,354 or 120.0%.  This decrease is a direct result of a decrease in net revenues for this Division.

The AutoData Systems Division had operating income of $35,499 compared to an operating loss of ($237,099) compared to the prior year, an increase of $272,598 or 115.0%.  This increase is a direct result of the Company’s efforts to reduce operating expenses.  The reduction in expenses was principally a result of decreases in staffing levels and related employee expenses.

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

Item 7—Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
Electro-Sensors, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

SCHWEITZER KARON & BREMER, LLC
Certified Public Accountants
Minneapolis, Minnesota
February 7, 2003

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents, including Temporary Cash Deposits of $6,344,705 and $8,155,285, respectively	$6,723,160	$8,389,691
Investments	4,202,210	11,140,320
Trade Receivables, Less Allowance for Doubtful Accounts, 2002: $7,000 and 2001: $25,000	550,252	498,283
Inventories	738,012	819,272
Other Current Assets	69,748	210,551
Prepaid Income Taxes	342,735	0
Total Current Assets	12,626,117	21,058,117
PROPERTY AND EQUIPMENT, net	1,544,146	1,480,477
INVESTMENT IN EQUITY METHOD INVESTEE	502,181	0

TOTAL ASSETS	$14,672,444	$22,538,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$285,539	$65,530
Accrued Expenses	211,912	140,014
Accrued Income Taxes	0	1,647,470
Deferred Income Tax	1,424,600	3,919,108
Deferred Revenue	50,398	0
Total Current Liabilities	1,972,449	5,772,122
DEFERRED INCOME TAXES	30,000	3,400
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
STOCKHOLDERS’ EQUITY
Common Stock, par value $0.10 per share; Authorized 10,000,000 shares; Issued 3,155,260 and 3,121,263 shares, respectively	315,526	312,126
Additional Paid-In Capital	966,447	894,172
Retained Earnings	8,860,476	8,592,074
Accumulated Other Comprehensive Income	2,527,546	6,964,700
Total Stockholders’ Equity	12,669,995	16,763,072
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,672,444	$22,538,594

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000

Net Sales	$4,478,132	$4,625,305	$5,747,575
Cost of Goods Sold	1,857,821	1,911,781	2,216,089
Gross Profit	2,620,311	2,713,524	3,531,486
Operating Expenses:
Selling and Marketing	1,137,781	1,114,042	1,463,290
General and Administrative	982,875	984,807	860,812
Research and Development	1,090,423	819,394	862,503
Total Operating Expenses	3,211,079	2,918,243	3,186,605
Operating Income (Loss)	(590,768)	(204,719)	344,881
Non-Operating Income (Expense):
Gain (Loss) on Sale of Investment Securities	2,261,318	5,539,961	536,006
Interest Income	222,677	119,188	130,842
Equity in losses of equity method investee	(606,503)	(298,446)	(360,526)
Total Non-Operating Income (Expense)	1,877,492	5,360,703	306,322
Income (Loss) from Continuing Operations Before Income Taxes	1,286,724	5,155,984	651,203
Federal and State Income Taxes	640,700	1,865,400	345,000
Income (Loss) from Continuing Operations	646,024	3,290,584	306,203
Discontinued Operations (Note 11):
Income (Loss) from Operations of Microflame Division, net of income taxes	0	(3,510)	15,012
Loss on Disposal of Microflame Division, net of income taxes	0	(69,228)	0
Total Income (Loss) from Discontinued Operations	0	(72,738)	15,012
Net Income (Loss)	$646,024	$3,217,846	$321,215

Net Income (Loss) Per Share Data:
Basic
Income (Loss) from Continuing Operations	$0.21	$1.06	$0.10
Net Income (Loss) Per Share	$0.21	$1.03	$0.11
Shares Used in Per Share Calculations	3,145,244	3,118,706	3,002,861
Diluted
Income (Loss) from Continuing Operations	$0.20	$1.03	$0.10
Net Income (Loss) Per Share	$0.20	$1.00	$0.11
Shares Used in Per Share Calculations	3,246,122	3,209,194	3,044,570

(1)                                 All Earnings per share and share amounts for the periods presented have been restated for the three-for-two stock split declared January 31, 2001 and paid February 26, 2001.

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 1999	1,985,608	$198,561	$720,306	$5,667,290		$(54,248)	$6,531,909
Exercise of Stock Options	87,900	8,790	259,431				268,221
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					11,852,385	11,852,385	11,852,385
Stock Issued Through the Employee Stock Purchase Plan	3,604	360	5,673				6,033
Dividend on Common Stock $0.12 per share				(239,812)			(239,812)
Net Income (Loss)				321,215	321,215		321,215

					12,173,600
Balance, December 31, 2000	2,077,112	207,711	985,410	5,748,693		11,798,137	18,739,951
Exercise of Stock Options	1,950	195	2,903				3,098
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					(4,833,437)	(4,833,437)	(4,833,437)
Stock Issued Through the Employee Stock Purchase Plan	3,218	322	9,757				10,079
Dividend on Common Stock $0.12 per share				(374,465)			(374,465)
Three-for-Two Stock Split	1,038,983	103,898	(103,898)				0
Net Income (Loss)				3,217,846	3,217,846		3,217,846
					(1,615,591)

Balance, December 31, 2001	3,121,263	312,126	894,172	8,592,074		6,964,700	16,763,072
Exercise of Stock Options	33,350	3,335	70,133				73,468
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					(4,437,154)	(4,437,154)	(4,437,154)
Stock Issued Through the Employee Stock Purchase Plan	647	65	2,142				2,207
Dividend on Common Stock $0.12 per share				(377,622)			(377,622)
Net Income (Loss)				646,024	646,024		646,024
Balance, December 31, 2001	$3,155,260	$315,526	$966,447	$8,860,476	$(3,791,130)	$2,527,546	$12,669,995

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash:
Received from Customers	$4,476,561	$4,857,588	$5,614,039
Paid to Suppliers and Employees	(4,457,332)	(4,881,066)	(5,535,369)
Interest Received	222,677	119,188	130,842
Income Taxes Paid	(2,617,205)	(117,324)	(307,297)
Income Tax Refund Received	0	0	0

Net Cash Provided By (Used In) Operating Activities	(2,375,299)	(21,614)	(97,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(161,267)	(21,247)	(72,238)
Purchase of Equity Securities	(1,108,826)	0	0
Sales of Marketable Securities	2,280,808	5,591,664	819,068
Proceeds from Sale of Microflame Division	0	5,000	0
Payments Received on Notes Receivable	0	6,000	0

Net Cash Provided By (Used In) Investing Activities	1,010,715	5,581,417	746,830

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(377,622)	(374,465)	(239,812)
Net Proceeds (Payments) on Short-Term Borrowings	0	0	0
Proceeds from Issuance of Stock	75,675	13,177	274,254

Net Cash Provided By (Used In) Financing Activities	(301,947)	(361,288)	34,442

Net Increase (Decrease) in Cash and Cash Equivalents	(1,666,531)	5,198,515	683,487
Cash and Cash Equivalents:
Beginning	8,389,691	3,191,176	2,507,689

Ending	$6,723,160	$8,389,691	$3,191,176

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)	646,024	3,217,846	321,215
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	97,598	153,355	146,648
Realized (Gain) Loss on Sale of Investment Securities, net	(2,261,318)	(5,539,961)	(536,006)
Loss on Sale of Microflame Division	0	69,228	0
Deferred Taxes	13,700	26,000	(5,300)
Equity in losses of equity method investee	606,502	298,446	360,526
(Increase) Decrease In:
Trade Receivables	(51,967)	231,203	(48,562)
Inventories	81,260	41,930	(55,466)
Other Current Assets	140,803	(88,667)	(41,011)
Prepaid Income Taxes	(342,735)	74,606	51,003
(Increase) Decrease In:
Accounts Payable	220,008	(42,952)	(35,842)
Deferred Revenue	50,398	0	0
Customer Deposits	0	0	(347,152)
Accrued Expenses	71,898	(110,118)	92,162
Accrued Income Taxes	1,647,470	1,647,470	0

Net Cash Provided By (Used In) Operating Activities	$(2,375,299)	$(21,614)	$(97,785)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net Change in Unrealized Holding Gains on Marketable Securities	$(6,918,762)	$(7,595,850)	$18,573,144

Issuance of Note Receivable Related to Sale of Microflame Division	0	$36,000	$0
Microflame’s Net Assets Sold (Net of Cash Proceeds)	0	$105,225	$0

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

In both divisions, the Company grants credits to customers under normal industry terms, generally 30 days.

Microflame, Inc. produced small hand held gas torches used primarily by hobbyists, electronic kit assemblers and creators of jewelry. Microflame, Inc. products were sold through distributors to retailers of hardware, hobby craft and electronic products. Microflame, Inc. was sold in May 2001. See Note 11 for further discussion.

ESI Investment Company owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000. During late 2000 and 2001, the Company has recognized income from the sale of its holdings in August Technology Corporation. See Note 2 for additional information regarding its investments. During May 2002, ESI Investment participated in a rights offering by PPT Vision, Inc. (PPTV).  As a result of the additional investment in PPTV, the Company has changed its reporting of this investment to the equity method of accounting.  See Note 2 for additional information about this investment and the related change to the equity method.  The Company’s investments in marketable securities are subject to normal market risks.

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

Receivables and Credit Policies:

Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Customer account balances with invoices over 90 days are considered delinquent.

Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Investments:

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

Fair value of financial instruments:

The Company’s financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

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

Software costs:

The Company capitalizes software production costs after new technological feasibility has been established and prior to general release to clients. Annual amortization of capitalized software will be based on the greater amount computed using the straight-line method over the estimated 36-month economic product life or using the ratio that current gross revenue for the software product bears to the total of current and anticipated future gross revenues for that product. The capitalized software production costs of the Company’s existing technology have been fully amortized prior to December 31, 1998.  Software maintenance and modification costs are expensed as incurred.

Revenue recognition of production monitoring equipment:

All production monitoring equipment is shipped without an elevation or acceptance period. Revenues from the sale of the products and any related warranty costs are recognized at the time of shipment. The Company’s distributors are not granted any price protection. Sales to all customers, including distributors, are final and no right of return after shipment exists.

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

Advertising costs:

The Company generally charges to expense the production costs of advertising the first time the advertising takes place, except for direct-response advertising which is capitalized and amortized over the expected period of future benefits. Advertising expense was $232,793, $295,793, and $375,833 for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and development:

Expenditures for research and development are expensed as incurred.

Depreciation:

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows:

Years

Equipment	5-10
Furniture and Fixtures	10
Building	7-40

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $97,598, $153,355, and $146,648, respectively.

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

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the income statements.

	Income	Shares	Per Share Amount

2002:
Basic EPS	$646,024	3,145,244	$0.21
Effect of dilutive employee stock options		100,878
Diluted EPS	$646,024	3,246,122	$0.20

2001:
Basic EPS	$3,217,846	3,118,706	$1.03
Effect of dilutive employee stock options		90,488
Diluted EPS	$3,217,846	3,209,194	$1.00

2000:
Basic EPS	$321,215	3,002,861	$0.11
Effect of dilutive employee stock options		41,709
Diluted EPS	$321,215	3,044,570	$0.11

Comprehensive income:

Comprehensive income includes the Company’s net income plus other comprehensive income items, which are excluded from net income. The Company’s other comprehensive income consists of unrealized gains (losses), net of income taxes and reclassification adjustment for gains and losses included in net income. This reclassification adjustment for gains and losses included in net income was $1,420,000, $3,298,000, and $(205,282) for 2002, 2001, and 2000, respectively. The Company does not have any additional transactions or other economic events which qualify as other comprehensive income as defined under SFAS No. 130.

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

Recent accounting standards:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. Management believes that the adoption of SFAS No. 142 effective January 1, 2002 will have no impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets.” SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, addresses issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management believes the adoption of SFAS No. 144 effective January 1, 2002, will not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and one-time termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including restructuring, be recognized and measured at fair value when the liability is incurred, instead of the commitment date. Management believes that the adoption of SFAS No. 146 effective January 1, 2003 will have no impact on our financial position, results of operations or cash flows as the provisions apply prospectively. However, adoption may change the timing of the Company’s recognition of certain of these costs in the future.

Note 2. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2002
Treasury Bills	$6,344,705	$0	$0	$6,344,705
Money Market Funds	77,050	0	0	77,050
Equity Securities	228,662	4,081,393	(107,847)	4,202,210
	6,650,419	4,081,393	(107,847)	10,623,965
Less Cash Equivalents	(6,421,755)	0	0	(6,421,755)
Total Investments	$228,664	$4,081,393	$(107,847)	$4,202,210
December 31, 2001
Treasury Bills	$8,155,285	$0	$0	$8,155,285
Money Market Funds	173,335	0	0	173,335
Equity Securities	248,012	11,153,548	(261,240)	11,140,320
	8,576,632	11,153,548	(261,240)	19,468,940
Less Cash Equivalents	(8,328,620)	0	0	(8,328,620)
Total Investments	$248,012	$11,153,548	$(261,240)	$11,140,320
December 31, 2000
Treasury Bills	$2,057,927	$0	$0	$2,057,927
Money Market Funds	772,499	0	0	772,499
Equity Securities	299,714	18,760,290	(272,132)	18,787,872
	3,130,140	18,760,290	(272,132)	21,618,298
Less Cash Equivalents	(2,830,426)	0	0	(2,830,426)
Total Investments	$299,714	$18,760,290	$(272,132)	$18,787,872

Realized gains and losses on investments are as follows:

	December 31,
	2002	2001	2000

Gross Realized Gains	$2,261,318	$5,539,961	$796,624
Gross Realized Losses	0	0	(260,618)
Net Realized Gain	$2,261,318	$5,539,961	$536,006

The change in the net unrealized holding gain on investments at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Unrealized Gain on Current Portfolio of Marketable Equity Securities	$4,081,393	$11,153,548
Unrealized Loss on Current Portfolio of Marketable Equity Securities	(107,847)	(261,240)
Related Deferred Tax Effect	(1,446,000)	(3,927,608)
Total Unrealized Holding Gain, net	$2,527,546	$6,964,700

Change in reporting for the Company’s investment in PPT Vision, Inc.:

During May 2002, the Company purchased 1,108,868 units of PPT Vision, Inc. (PPT) in connection with a rights offering.   PPT is a publicly traded corporation in which the Company had previously owned 549,084 shares, 10.0% of PPT’s outstanding common stock.  At December 31, 2002, the Company owned 1,657,952 shares of PPT, which is 16.5% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at December 31, 2002 was approximately $829,000.

At this time, it was determined that the Company had “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.  The Company’s investment in PPT was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Under the equity method of accounting, the Company’s proportionate share of PPT income or loss through December 31, 2002 is included in the Company’s net income with a corresponding increase or decrease in the carrying value of its investment.

As a result of this change to the equity method of accounting, the balance sheets at December 31, 2002 and 2001 have been adjusted to show the Company’s investment in PPT based on the equity method rather than based on market value method of accounting.  Retained earnings at those dates has been adjusted to reflect equity method earnings from prior periods and accumulated other comprehensive income at those dates has been adjusted to eliminate unrealized gains and losses from PPT that were recorded in prior periods.  In addition, the income statements for the three years in the period ended December 31, 2002 have been adjusted to show the Company’s portion of PPT’s earnings from those periods.

Summary financial information of PPT Vision, Inc. as of October 31, 2002 and 2001 is as follows:

Balance Sheet	2002	2001
Current assets	$6,922,000	$8,302,000
Fixed assets	1,417,000	2,116,000
Intangible and other assets	2,598,000	2,938,000
Total assets	$10,937,000	$13,356,000

Current liabilities	$1,293,000	$1,258,000
Stockholder equity	9,644,000	12,098,000
Total liabilities and equity	$10,937,000	$13,356,000

Income statement, years ended October 31	2002	2001
Net revenues	$7,474,000	$13,326,000
Gross profit	3,037,000	6,760,000
Total expenses	9,973,000	11,780,000
Net (loss)	$(6,875,000)	$(4,843,000)

Note 3. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2002	2001	2000
Raw Materials	$523,716	$552,917	$630,985
Work In Process	82,244	96,551	129,723
Finished Goods	132,052	169,804	161,902
Total Inventories	$738,012	$819,272	$922,610

Note 4. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2002	2001
Equipment	$324,258	$296,857
Furniture and Fixtures	523,312	432,260
Building	1,341,351	1,333,824
Land	414,540	414,540
	2,603,461	2,477,481
Less Accumulated Depreciation	1,059,315	997,004
Total Property and Equipment	$1,544,146	$1,480,477

Note 5. Accrued Expenses

Accrued expenses include the following:

	2002	2001

Wages and Commissions	$180,119	$80,809
Other	31,793	59,205
Total Accrued Expenses	$211,912	$140,014

Note 6. Commitments

Lease commitments:

The Company is leasing office equipment under operating leases expiring at various dates through 2006.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2003	$27,568
2004	24,616
2005	2,037
Total Minimum Lease Payments	$54,221

Rental expense charged to operations was $26,000, $41,818, and $38,576 for years ended December 31, 2002, 2001, and 2000, respectively.

Note 7. Common Stock Options and Stock Purchase Plan

Stock-based compensation:

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its common stock. The Company granted 10,000 options under this plan during 2002, and at December 31, 2002, 116,250 shares remained available for grant under this plan. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its common stock to its full-time employees. During 2002, 2001, and 2000, 647, 3,218, and 3,604 shares, respectively, were issued under this plan. At December 31, 2002, 99,325 shares were available for future issuance.

Stock options:

The 1997 Stock Option Plan includes both nonqualified and incentive stock options. Payment for the shares may be made in cash, shares of the Company’s common stock or a combination thereof. Under the terms of the plan, incentive stock options are granted at 100% of fair market value on the date of grant and may be exercised at various times depending upon the terms of the option. The nonqualified stock options were granted to directors to purchase shares of the Company’s common stock. All existing options expire 10 years from the date of grant or one year from the date of death.

A summary of stock options outstanding and exercisable under the plans are as follows:

	Number of Shares
	Incentive Options		Director Options
	Stock Options	Weighted Avg. Exercise Price	Stock Options	Weighted Avg Exercise Price
Balance, December 31, 1999	252,750	1.89	89,250	2.61
Granted	51,750	3.45	9,000	2.23
Expired	(118,350)	2.01	(13,500)	2.21
Forfeited	(34,650)	2.82	0	0.00

Balance, December 31, 2000	151,500	2.12	84,750	2.64
Granted	96,500	2.45	9,000	2.89
Exercised	(1,950)	1.59	0	0.00
Expired	0	0.00	(6,750)	2.33
Forfeited	(9,000)	2.75	0	0.00
Balance, December 31, 2001	237,050	2.23	87,000	2.69
Granted	10,000	3.14	9,000	4.49
Exercised	(21,600)	1.68	(11,750)	3.17
Expired	0	0.00	(1,750)	3.17
Forfeited	0	0	0	0.00

Balance, December 31, 2002	225,450	$2.33	82,500	$2.81

Options Exercisable at December 31, 2002	108,423	$2.16	82,300	$2.48

Price range of outstanding options:

As of December 31, 2002
	Incentive Options	Directors Options

Price Range	$1.33 to $3.50	$2.00 to $4.49
Expiration Dates	2007 to 2012	2003 to 2012

Stock purchase plan:

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Compensation costs:

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and net income per common share would have been decreased to the following pro forma amounts:

	Years Ended December 31,
	2002	2001	2000

Net Income
As Reported	$646,024	$3,217,846	$321,215
Pro Forma	604,747	3,159,286	284,655
Net Income Per Common Share
As Reported	$0.21	$1.03	$0.11
Pro Forma	$0.19	$1.01	$0.09

The weighted average fair values of options granted and Employee Stock Plan shares were as follows:

	1987 and 1997 Plan		Employee Stock Plan
	Employees	Directors

2000 Grants	$1.41	$0.71	$1.27
2001 Grants	$1.40	$1.51	$1.13
2002 Grants	$1.14	$1.84	$1.04

The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2002 and 2001:

	2002	2001

Risk-free Interest Rate	3.53% - 4.66%	3.96% - 5.511%
Expected Life of Options	5 Years	5 Years
Expected Life of Employee Stock Plan Shares	3 Months	3 Months
Expected Volatility	45% - 52%	60% - 111%
Expected Dividend Yield	3.16%	4.83%

The tax benefits associated with the exercise of stock options or issuance of shares under the Company’s stock option plans, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

The following table summarizes stock options outstanding at December 31, 2002:

Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price

$1.33 - $1.99	52,500	7.73	$1.49
$2.00 - $2.99	195,450	7.34	$2.41
$3.00 - $4.93	60,000	7.91	$3.46

Note 8. Benefit Plans

Employee stock ownership plan:

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 146,555 shares of the Company’s stock at December 31, 2002. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2002.

ESOP compensation expense was $18,000, $75,000, and $18,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2002, 146,555 shares of the Company’s stock, with an aggregate fair market value of approximately $430,872, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan:

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2002, 2001 and 2000 other than its matching of 401(k) salary reductions.

Note 9. Income Taxes

The components of the income tax provision for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Current:
Federal	$580,500	$1,681,700	$343,900
State	46,500	157,700	12,800
Deferred:
Federal	12,600	26,200	(30,100)
State	1,100	(200)	18,400
Total Federal and State Income Taxes	$640,700	$1,865,400	$345,000

The provision for income taxes for the years ended December 31, 2002, 2001, and 2000 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2002	2001	2000

Computed “Expected’ Tax Expense	$437,500	$1,753,000	$221,400
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	28,700	104,100	8,400
Credits	(35,800)	(27,700)	(12,100)
Other	18,600	(66,000)	4,700
Tax on losses of equity method investee	191,700	102,000	122,600
Total Federal and State Income Taxes	$640,700	$1,865,400	$345,000

The components of the net deferred tax asset (liability) consist of:

	2002	2001
Deferred Tax Assets:
Vacation Disallowance	$19,000	$19,300
Allowance for Doubtful Accounts	2,400	8,700
Total Deferred Tax Assets	$21,400	$28,000
Deferred Tax Liabilities:
Depreciation	$(30,000)	$(22,900)
Net Unrealized Gain on Investments	(1,446,000)	(3,927,600)
Total Deferred Tax Liabilities	$(1,476,000)	$(3,950,500)
Net Deferred Tax Asset (Liability)	$(1,454,600)	$(3,922,500)

Item 10. Stock Split

On January 31, 2001, the Board of Directors declared a three-for-two stock split of the Company’s common stock, effected in the form of a stock dividend paid on February 26, 2001. As a result of this action, 1,039,633 shares were issued to stockholders of record as of February 12, 2001. Par value of the stock remains at $0.10 per share and accordingly, $103,963 was transferred from additional paid-in capital to common stock. All references to the number of common shares and per common share amounts have been restated to give retroactive effect to the stock split for all periods presented.

Item 11. Discontinued Operations

On May 14, 2001, the Company disposed of its brazing torches segment through a sale of all of its shares of stock in Microflame, Inc. to an unrelated party. The Company has restated its prior financial statements to present the operating results of the brazing torch operations as discontinued. Summary of the operating information for this segment is as follows:

	Years Ended December 31,
	2002	2001	2000

Revenue	$0	$61,443	$262,178
Income Tax Expense (Benefit)	$0	$(1,839)	$8,000

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

The following is financial information relating to the continuing operating segments:

	2002	2001	2000

Net Revenues
Production Monitoring	$3,718,829	$3,889,709	$4,825,250
Character Recognition	759,303	735,596	922,325
Investments	0	0	0
Total	4,478,132	4,625,305	5,747,575
Sales in Foreign Countries
Production Monitoring	249,830	283,779	295,744
Character Recognition	45,129	32,011	65,073
Investments	0	0	0
Total	294,959	315,790	360,817
Interest Income
Production Monitoring	101,216	23,687	118,457
Character Recognition	0	0	0
Investments	121,461	95,501	12,385
Total	222,677	119,188	130,842
Depreciation Expense
Production Monitoring	78,960	143,283	126,699
Character Recognition	18,638	10,072	18,517
Investments	0	0	0
Total	97,598	153,355	145,216
Capital Purchases
Production Monitoring	161,267	21,247	72,238
Character Recognition	0	0	0
Investments	0	0	0
Total	161,267	21,247	72,238
Total Assets
Production Monitoring	5,063,397	4,793,324	5,503,085
Character Recognition	5,285	5,285	83,504
Investments	9,603,762	17,739,985	20,701,829
Total	14,672,444	22,538,594	26,288,418
Net Income (Loss) Before Taxes and Discontinued Operations
Production Monitoring	(183,674)	(149,742)	749,612
Character Recognition	(166,635)	35,499	(237,099)
Investments	1,637,033	5,270,277	138,690
Total	1,286,724	5,155,984	651,203
Income Tax Expense (Benefit)
Production Monitoring	(57,500)	(40,500)	256,000
Character Recognition	(63,800)	12,300	(81,000)
Investments	762,000	1,893,600	170,000
Total	$640,700	$1,865,400	$345,000

Item 8—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting to be held April 23, 2003.

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 9 is incorporated herein by reference to the sections entitled “Election of Directors—Proposals #1 and #2” and “Section 16(a) Beneficial Ownership Reporting Compliance” which appear in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 10—Executive Compensation

The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 11—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” which appears in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

Item 12—Certain Relationships and Related Transactions

Not applicable.

Item 13—Exhibits and Reports on Form 8-K

Exhibits

See “Exhibit Index” on the page following the signatures.

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 2002.

Item 14—Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect the Company’s internal controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer
Date:	March 21, 2003

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

Signature	Title	Date

Bradley D. Slye	Chairman, President and Director (CEO and Principal Accounting Officer)	March 21, 2003

Peter R. Peterson	Director and Secretary	March 21, 2003

John S. Strom	Director	March 21, 2003

Joseph A. Marino	Director	March 21, 2003

Geoffrey W. Miller	Director	March 21, 2003

CERTIFICATION

I, Bradley D. Slye, Chief Executive Officer and Chief Financial Officer of Electro-Sensors, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Electro-Sensors, Inc.

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	Signature:	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2002	Commission File No. 0-9587

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-K*
3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB*
**10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders*
**10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB*
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company—Minnesota Senstar Corporation—Minnesota
23	Consent of Independent Certified Public Accountants
24	Power of Attorney from Certain Directors and Officers (see Signature page)
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Letter to Shareholders dated March 21, 2003
99.3	Investor Information

*                                         Incorporated by reference to a previously filed report or document—SEC File No. 0-9587

**                                  Management contract or compensatory plan or arrangement