Form 10-Q
period 2003-03-31
ELECTRO SENSORS INC
filed 2003-05-15
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒   No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on May 13, 2003 was 3,160,938.

Transitional Small Business Disclosure Format (check one):  ☐ Yes   ☒  No

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended March 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Balance Sheets — As of March 31, 2003 and December 31, 2002
Consolidated Statements of Income — For the Three-Month Periods Ended March 31, 2003 and March 31, 2002
Consolidated Statements of Cash Flows — For the Three-Month Periods Ended March 31, 2003 and March 31, 2002
Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS

Cash And Cash Equivalents	$6,354,554	$6,723,160
Investments	3,143,774	4,202,210
Trade Receivables	536,855	550,252
Less Allowance for Doubtful Accounts of $12,739 and $7,000, respectively.
Inventories	720,601	738,012
Prepaid Income Taxes	422,686	342,735
Other Current Assets	66,753	69,748
Total Current Assets	11,245,223	12,626,117
Property and Equipment, Net	1,531,250	1,544,146
Investment in Equity Method Investee	306,710	502,181
TOTAL ASSETS	$13,083,183	$14,672,444

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts Payable	$207,671	$285,539
Accrued Expenses	179,348	211,912
Accrued Income Taxes	0	0
Deferred Revenue	40,387	50,398
Deferred Income Taxes	1,058,137	1,424,600
Total Current Liabilities	1,485,543	1,972,449
DEFERRED INCOME TAXES	35,000	30,000

STOCKHOLDERS’ EQUITY
Common Stock par value $0.10 per share; Authorized 10,000,000 shares; Issued 3,160,938 and 3,155,260 shares, respectively.	316,094	315,526
Additional Paid-In Capital	976,151	966,447
Retained Earnings	8,439,550	8,860,476
Accumulated Other Comprehensive Income	1,830,845	2,527,546
Total Stockholders’ Equity	11,562,640	12,669,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,083,183	$14,672,444

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net Sales	$986,539	$1,138,656
Cost of Goods Sold	400,522	493,227
Gross Profit	586,017	645,429

Operating Expenses:
Selling and Marketing	315,989	281,134
General and Administrative	297,845	211,350
Research and Development	211,598	225,141
Total Operating Expenses	825,432	717,625
Operating Income (Loss)	(239,415)	(72,196)

Non-Operating Income (Expense):
Gain (Loss) on Sale of Investment Securities	12,104	632,774
Interest Income	16,123	142,937
Other Income (Expense)	(246)	(22,743)
Equity Gain (Loss) of Equity Method Investee	(195,471)	0
Total Non-Operating Income (Expense)	(167,490)	752,968

Net Income (Loss)
Before Income Taxes	(406,906)	680,772

Federal and State Income Taxes	(79,950)	264,859

Net Income (Loss)	$(326,955)	$415,913

Per share data:
Weighted average basic shares outstanding	3,159,167	3,123,558
Basic Net Income (Loss) Per Share	(0.10)	0.13

Weighted average diluted shares outstanding	3,197,752	3,433,064
Diluted Net Income (Loss) Per Share	(0.10)	0.12

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Reconciliation of Net Income to Net Cash Provided By/(used in) Operating Activities

Net Income	$(326,955)	$415,913
Adjustments to Reconcile Net Income to Net Cash Provided By/(used in) Operating Activities:
Provision for Losses on Trade Receivables	0	(5,000)
Loss of Disposal of Segment	0	0
Depreciation	27,076	9,622
Deferred Taxes	0	0
Realized (Gain)/Loss on Sale of Investments	(12,104)	(638,874)
Equity Gain (Loss) of Equity Method Investee	195,471	0
(Increase)/Decrease In:
Trade Receivables	13,397	(132,056)
Inventory	17,411	31,603
Other Current Assets	2,995	(49,865)
Prepaid Income Taxes	(79,951)	0
Increase/(Decrease) in:
Accounts Payable	(77,868)	56,568
Customer Deposits	0	2,856
Accrued Expenses	(32,564)	58,274
Deferred Revenue	(10,011)	0
Accrued Income Taxes	0	(1,441,377)
Net Cash Provided by Operating Activities	(283,103)	(1,692,336)

Cash Flows from Investing Activities:
Proceeds From Sale of Investments	12,374	632,774
Purchase of Property and Equipment	(14,180)	(1,290)
Principal Payments Received on Note Receivable	0	5,000
Net Cash Provided By/ (used in) Investing Activities	(1,806)	636,484

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock	10,272	21,288
Dividends Paid	(93,971)	(93,668)

Net Cash Provided By/ (used in) Financing Activities	(83,699)	(72,380)

Net Increase (Decrease) in Cash & Cash Equivalents	(368,606)	(1,128,232)
Cash & Cash Equivalents, Beginning	6,723,160	8,389,691
Cash & Cash Equivalents, Ending	6,354,554	7,261,459

Supplemental Schedule of Non-Cash Investing and Financing Activities

Net change in Unrealized Gain/ (Loss) on Marketable Securities	(696,701)	1,190,277

See Accompanying Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiary, ESI Investment Company.  Intercompany accounts, transactions and earnings have been eliminated in consolidation.  The consolidated entity is referred to as “the Company.”

Electro-Sensors, Inc. operates two distinct businesses.  The first is the Controls Division, a division of Electro-Sensors, Inc.  This division manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery.  The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use.  The Controls Division’s goal is to manufacture the industry-preferred product for every market served.  These products are sold through an internal sales staff and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations.  The Controls Division markets its products to a number of different industries located throughout the United States and abroad.

The second business is AutoData Systems (ADS), a division of Electro-Sensors, Inc.  ADS designs and markets desktop software systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms.  ADS products are designed to provide capabilities to automate data collection to end users, resellers and developers in the United States, Canada, Europe and Asia.

In both divisions, the Company grants credits to customers under normal industry terms, generally 30 days.

ESI Investment Company owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000. Since late 2000, the Company has recognized income from the sale of its holdings in August Technology Corporation. See Note 4 for additional information regarding its investments. During May 2002, ESI Investment participated in a rights offering by PPT Vision, Inc. (PPTV).  As a result of the additional investment in PPTV, the Company has changed its reporting of this investment to the equity method of accounting.  See Note 4 for additional information about this investment and the related change to the equity method.  The Company’s investments in marketable securities are subject to normal market risks, which are unhedged.

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

The Balance Sheet at December 31, 2002 has been derived from the Company’s audited financial statements for the year ended December 31, 2002, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

Note 3.  Revenue Recognition

Revenue recognition of production monitoring equipment:

All production monitoring equipment is shipped without an evaluation or acceptance period. Revenues from the sale of the products and any related warranty costs are recognized at the time of shipment. The Company’s distributors are not granted any price protection. Sales to all customers, including distributors, are final and no right of return after shipment exists.

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

Note 4.  Investments

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

Since the Company does not buy investments in anticipation of short-term fluctuations in market prices, the investments in marketable equity securities has been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders’ equity.  Investments in unregistered securities are reported at original cost. Dividends on equity securities held for investment are recognized in income when declared.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Change in Reporting for the Company’s Investment in PPT Vision, Inc.

During 2002, the Company purchased 1,108,868 shares of common stock of PPT Vision, Inc. (PPT).   PPT is a publicly-traded corporation in which the Company had previously owned 549,084 shares, or 10.0%, of PPT’s outstanding common stock.  At March 31, 2003, the Company owned 1,657,952 shares of PPT, which is 16.4% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at March 31, 2003 was approximately $828,976.  The Company also owns warrants to purchase approximately 549,084 additional shares of PPT common stock at a per share price of $2.50.  The warrants are currently exercisable, and expire September 30, 2003.

In connection with the additional investment in PPT, it was determined that the Company could exercise significant influence over the operations of PPT.  As a result, its ownership interest is now reported using the equity method of accounting for investments.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Under the equity method of accounting, the Company’s proportionate share of PPT income or loss through January 31, 2003 is included in the Company’s net income with a corresponding increase or decrease in the carrying value of its investment.

As a result of this change to the equity method of accounting, the balance sheets at March 31, 2002 and December 31, 2002 have been adjusted to show the Company’s investment in PPT based on the equity method rather than based on market value method of accounting.  Retained earnings at those dates have been adjusted to reflect equity method earnings from prior periods and accumulated other comprehensive income at those dates has been adjusted to eliminate unrealized gains and losses from PPT that were recorded in prior periods.  In addition, the income statements for the three months ended March 31, 2003 and 2002 show the Company’s portion of PPT’s earnings from those periods.

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

	Three Months Ended March 31,
	2003	2002
Net Income	$(326,955)	$415,913

Other Comprehensive Gain:
Change in Unrealized Value Investments, net	(688,701)	1,624,900

Less:
Reclassification Adjustment for Gains Included In Net Income	(8,000)	(428,793)

Total Comprehensive Income	$(1,023,656)	(1,612,020)

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

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended March 31,
	2003	2002
External Sales
Production Monitoring	$844,013	$932,464
Character Recognition	142,526	206,192
Investments	0	0
Total	$986,539	$1,138,656

Net Income Before Taxes and Discontinued Operations
Production Monitoring	$(121,939)	$30,830
Character Recognition	(28,670)	(307)
Investments	(256,297)	650,249
Total	$(406,906)	$680,772

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Comparison of Quarter 1, 2003 vs. Quarter 1, 2002

Net Revenues

Net revenues for the three-month period ended March 31, 2003 decreased $152,117, or 13.4%, when compared to net revenues for the same period in 2002. Of this decrease, $88,441 is attributable to the Controls Division, and $63,676 is due to the Character Recognition Division.  This decline in demand for production control instruments is attributable to the decreased purchases by machine and process equipment builders that supply production machinery for new manufacturing processes.  All products contributed to the decrease in sales equally. New products for monitoring a larger range of machine vibration sensing and slide gate position are being developed to expand the range of product applications.

Cost of Sales

The Company’s cost of sales decreased $92,705, or 18.8%, for the three months ended March 31, 2003 when comparing the same period in 2002.  In addition to the decrease resulting from the lower sales volume, cost of sales was reduced as a result of the company’s efforts to reduce production costs.  The cost improvements were accomplished principally from a reduction in production personnel.

Gross Margins

Gross margins for the three-month period ended March 31, 2003 were 59.4% versus 58.4% for the same period of the prior fiscal year.  The improvement in gross margin percentage is due mainly to reductions in production staffing, implemented during the 3rd and 4th quarter of 2002.

Operating Expenses

Total operating expenses increased $107,807, or 15.0% for the three months ended March 31, 2003 when compared to the same period of the prior year.

Selling and marketing costs increased  $34,855, or 12.4%, for the three-months ended March 31, 2003 when compared to the same period in 2002.  Of this increase, the Controls Division contributed $11,829, and the Character Recognition Division contributed $23,027.  This increase in selling and marketing expense is predominantly due to marketing expenses for product launches, a greater number of sales trips, new literature, and ad development.

General and administrative costs increased $86,495, or 40.9%, for the three-months ended March 31, 2003 compared to the same period in 2002.  The increase is primarily due to a change in procedure for accounting for general company expenses.  Historically, the company would divide general expenses such as liability insurance, office supplies, and building expenses over the various departments based on a set percentage.  Beginning January 2003, for ease of accounting and analysis, we have determined to classify such general expenses into General and Administrative costs.  Of the increase, the Controls Division contributed $64,978 and the Character Recognition Division contributed $21,527.

Research and development costs decreased $13,543, or 6.0%, for the three months ended March 31, 2003 compared to the same period in 2002.  Of this decrease, the Character Recognition Division contributed a 31.7% decrease and the Controls Division contributed an increase of 15.4%.  The decrease in the Character Recognition Division is due to reduced development expenses this quarter on the ExpertScan product.  This product was released in December 2002.  The increase in the Controls Division is primarily due to the Company’s increased effort in developing new products to be introduced to our market.

Non-Operating Income (Loss)

Non-Operating Income decreased by $920,458 from March 31, 2002 compared to March 31, 2003 or a decrease of 122.2%.  Of this decrease, $126,814 is from interest income, a result of reduced rates on temporary cash investments and a reduction in amounts invested.  $620,670 of the decrease is due to Gain on the sale of securities, which fluctuates from quarter to quarter due to management’s evaluation of the securities held. As a result of recent declines in the market price of technology stocks, management decided to reduced the number of August Technology shares sold during the three months ended March 31, 2003.

Net Income (Loss) Before Taxes

Net income before taxes decreased $1,087,680, or 160%, to a loss of $406,906 for the three-month period ended March 31, 2003 compared to the same period in 2002.  Of the $406,906 loss for the first three months of 2003, $195,471 is due to the PPT equity method accounting.

The Controls Division had a net loss of $121,939 for the three months ended March 31, 2003 compared to net income of $30,830 for the same period in 2002.  This difference is due to reduced sales revenue covering consistent overhead costs, continued new product development expenditures, marketing expenses related to new product release, and the software conversion and related training and operational support costs.

The Character Recognition Division had a net loss of $28,670 for the three months ending March 31, 2003 compared to the loss of $307 for same period in 2002. This increase is mainly attributable to increased marketing costs to the product release and launch of the new ExpertScan software product and the decrease in sales revenue for the quarter.  The overall operating expenses for this division increased 6.24%.

Investment income from investment securities decreased $620,670, or 98.1%, for the three months ended March 31, 2003 compared to the same period in 2002.  As a result of the general decline in the stock market and particularly the decline in the price of August Technology, the Company reduced the number of shares sold as compared to the prior quarters.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,354,554 at March 31, 2003 and $6,723,160 at March 31, 2002. Cash used in operating activities of $283,103 for the three months ended March 31, 2003 was primarily a result of our net loss adjusted for non-cash charges.

Cash (used)/provided in investing activities was ($1,806) and $636,484 for the three months ended March 31, 2003 and 2002, respectively.  Cash used for capital expenditures was $14,180 and $1,290 for the three months ended March 31, 2003 and 2002, respectively.  Proceeds from the sale of investments declined from $632,774 for the three months ended March 31, 2003 to $12,374 for the same period in 2002.

The Company holds a relatively large investment in August Technology, which is valued at quoted market price on March 31, 2003.  The quoted market prices represent an estimate of what the Company may have realized if the shares were traded on the open exchange. The potential amount realized from a sale of a significant portion of the Company’s holdings in either August or PPT may be affected by factors other than those reflected in the quoted market price.  The most significant of which is the market’s ability to absorb a large block of securities. In addition the market value of the securities may be subject to significant fluctuation in quoted market prices. The market value of the investment in August Technology  at March 31, 2003 and May 12, 2003 was $2,984,000 and $3,101,000 respectively.  The market value of the equity method investment in PPT is approximately $829,000 at March 31, 2002 and $1,243,000 at May 12, 2003.

Cash used in financing activities was ($83,699) and ($72,380) for the three months ended March 31, 2003 and 2002, respectively.  For the three months ended March 31, 2003, our employees purchased $10,272 of common stock under our employee plans.  During the three months ended March 31, 2003 and 2002, the Company paid aggregate dividends of $93,971 and $93,668, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the remainder of the year.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, future financial condition and availability of capital resources, changes in worldwide general economic conditions, cyclical capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties and other factors.  Any statement that is not based upon historical facts should be considered a forward-looking statement.

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

Item 3.  Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a — 14(c) under the Securities and Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in previously reported legal proceedings.

Item 2.  Changes in Securities

No changes have been made to any registered securities nor were there any sales of unregistered securities during the quarter ended March 31, 2003.

Item 3.  Defaults Upon Senior Securities

No event constituting a default has occurred with respect to any senior security of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits
99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K — No reports on Form 8-K were filed during the three months ended March 31, 2003

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

May 13, 2003	/s/ Bradley D. Slye
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

May 13, 2003

/s/ Bradley D. Slye
Bradley D. Slye, President
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2003

Exhibit	Description

99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002