Form 10QSB
period 2003-06-30
ELECTRO SENSORS INC
filed 2003-08-14
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on August 14, 2003 was 3,165,272.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended June 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Balance Sheets – As of June 30, 2003 and December 31, 2002
Consolidated Statements of Operations – For the Three and Six-Month Periods Ended June 30, 2003 and June 30, 2002
Consolidated Statements of Cash Flows – For the Six-Month Periods Ended June 30, 2003 and June 30, 2002
Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$6,180,536	$6,723,160
Investments	5,138,699	4,202,210
Trade receivables	474,636	550,252
Less allowance for doubtful accounts of $18,739 and $7,000, respectively
Inventories	753,722	738,012
Prepaid income taxes	478,113	342,735
Other current assets	88,630	69,748
Total current assets	13,114,336	12,626,117
Property and equipment, net	1,508,121	1,544,146
Investment in equity method investee	15,262	502,181
TOTAL ASSETS	$14,637,719	$14,672,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$213,189	$285,539
Accrued expenses	103,320	211,912
Accrued income taxes	0	0
Deferred revenue	43,652	50,398
Deferred income taxes	1,775,932	1,424,600
Total current liabilities	2,136,093	1,972,449
Deferred income taxes	35,000	30,000
Total liabilities	2,171,093	2,002,449

STOCKHOLDERS’ EQUITY
Common stock par value $0.10 per share; authorized 10,000,000 shares; issued 3,163,238 and 3,155,260 shares, respectively.	316,324	315,526
Additional paid-in capital	979,919	966,447
Retained earnings	8,061,273	8,860,476
Accumulated other comprehensive income	3,109,110	2,527,546
Total stockholders’ equity	12,466,626	12,669,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,637,719	$14,672,444

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$1,024,247	$1,124,439	$2,010,786	$2,263,095
Cost of goods sold	385,742	477,851	786,264	971,078
Gross profit	638,505	646,588	1,224,522	1,292,017

Operating expenses:
Selling and marketing	295,240	256,758	611,230	537,892
General and administrative	238,686	231,473	536,531	442,823
Research and development	206,026	321,039	417,624	546,180
Total operating expenses	739,953	809,270	1,565,385	1,526,895
Operating loss	(101,448)	(162,682)	(340,863)	(234,878)

Non-operating income (expense):
Gain on sale of investment securities	17,425	1,464,799	29,528	2,097,573
Interest income	15,389	27,023	31,513	169,960
Other income (expense)	4,055	(3,419)	4,729	(26,162)
Equity in losses of equity method investee	(291,448)	0	(486,919)	0
Total non-operating income (expense)	(254,579)	1,488,403	(421,149)	2,241,371

Income (loss) from continuing operations before income taxes	(356,027)	1,325,721	(762,012)	2,006,493

Federal and state income tax provision (benefit)	(72,578)	486,466	(152,528)	751,325

Income (loss) from continuing operations	(283,449)	839,255	(609,484)	1,255,168

Per share data:
Weighted average basic shares outstanding	3,161,622	3,146,111	3,160,373	3,134,048
Basic net income (loss) per share	(0.09)	0.27	(0.19)	0.40
Weighted average diluted shares outstanding	3,161,622	3,282,871	3,160,373	3,391,365
Diluted net income (loss) per share	(0.09)	0.26	(0.19)	0.37

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Reconciliation of net income (loss) to net cash used in operating activities

Net income (loss)	$(609,484)	$1,255,168
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	53,814	13,294
Deferred taxes	0	(200)
Realized gain on sale of investments	(29,528)	(2,097,573)
Equity in loss of equity method investee	486,919	0
(Increase)/decrease in:
Trade receivables	75,616	(39,626)
Inventory	(15,710)	52,219
Other current assets	(18,882)	(30,848)
Prepaid income taxes	(135,378)	0
Increase/(decrease) in:
Accounts payable	(72,350)	76,892
Accrued expenses	(108,592)	17,535
Deferred revenue	(6,746)	0
Accrued income taxes	0	(1,230,890)
Net cash used in operating activities	(380,321)	(1,984,029)

Cash flows from investing activities:
Proceeds from sale of investments	30,935	2,114,753
Additional investment in equity method investee	0	(1,098,168)
Purchase of property and equipment	(17,789)	(22,808)
Principal payments received on note receivable	0	5,709
Net cash provided by investing activities	13,146	999,486

Cash flows from financing activities:
Proceeds from issuance of stock	14,270	73,468
Dividends paid	(189,719)	(188,306)

Net cash used in financing activities	(175,449)	(114,838)

Net decrease in cash & cash equivalents	(542,624)	(1,099,381)
Cash & cash equivalents, beginning	6,723,160	8,389,691
Cash & cash equivalents, ending	6,180,536	7,290,310

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain/ (loss) on marketable securities	964,152	(2,832,711)

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

Electro-Sensors, Inc. (ESI) operates two distinct businesses.  The first is the Controls Division, a division of ESI.  This division manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery.  The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use.  The Controls Division’s goal is to manufacture the industry-preferred product for every market served.  These products are sold through an internal sales staff and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations.  The Controls Division markets its products to a number of different industries located throughout the United States and abroad.

The second business is AutoData Systems (ADS), also a division of ESI.  ADS designs and markets desktop software systems that read hand-printed characters, checkmarks and bar code information from scanned or faxed forms.  ADS’ products are designed to provide capabilities to automate data collection to end users, resellers and developers in the United States, Canada, Europe and Asia.

In both divisions, the Company grants credits to customers under normal industry terms, generally 45 days.

ESI Investment Company (INV) owns marketable securities, including equity securities in August Technology, Inc. and PPT Vision, Inc (PPTV).   The value of INV’s marketable securities have experienced significant appreciation in value since the IPO of August Technology in 2000.  During May 2002, INV participated in a rights offering by PPTV.  As a result of the additional investment in PPTV, the Company has changed its reporting of this investment to the equity method of accounting.  See Note 4 for additional information about the Company’s investments and this change to the equity method.  The Company’s investments in marketable securities are subject to normal market risks, which are unhedged.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the results of operations for the three and six-month periods ended June 30, 2003 and 2002. The results of interim periods may not be indicative of results to be expected for the year.

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

Note 4.  Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(282,529)	$839,255	$(609,484)	$1,255,168
Pro forma	$(288,032)	$821,799	$(620,490)	$1,229,256
Basic net income (loss) per common share:
As reported	(.09)	.27	(.19)	.40
Pro forma	(.09)	.27	(.19)	.40
Diluted net income (loss) per common share:
As reported	(.09)	.26	(.19)	.37
Pro forma	(.09)	.25	(.19)	.36
Stock based compensation:
As reported	0	0	0	0
Pro forma	$5,503	$17,456	$11,006	$25,912

In determining the compensation cost of options granted during the three and six months ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Risk-free interest rate	N/A	4.62%	N/A	4.62%
Expected life of options granted	N/A	5 years	N/A	5 years
Expected volatility	N/A	52.2%	N/A	52.2%
Expected dividend yield	N/A	2.67%	N/A	2.67%

Note 5.  Net Income (loss) Per Share

The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended June 30, 2002, 136,760 shares of common stock equivalents were included in the computation of diluted net income (loss) per share. For the six months ended June 30, 2002, 257,317 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months and six months ended June 30, 2003, the shares were anti-dilutive.

Options to purchase 9,000 shares of common stock with a weighted average exercise price of $4.49 were outstanding for the three and six months ending June 30, 2002, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period

Note 6.  Investments

INV’s investments consist of marketable equity securities, primarily common stocks, government debt securities, money market funds and unregistered equity securities. The estimated fair value of marketable equity securities is based on quoted market prices and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

Since the Company does not buy investments in anticipation of short-term fluctuations in market prices, investments in marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders’ equity.  Investments in unregistered securities are reported at original cost. Dividends on equity securities held for investment are recognized in income when declared.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income in the period realized.

Change in Reporting for the Company’s Investment in PPT Vision, Inc.

During 2002, the Company purchased 1,108,868 shares of common stock of PPTV.   PPTV is a publicly-traded corporation in which the Company had previously owned 549,084 shares, or 10.0%, of PPTV’s outstanding common stock.  At June 30, 2003, the Company owned 1,657,952 shares of PPTV, which is 16.4% of PPTV’s outstanding common stock.  The fair value of its holdings based on the quoted market price at June 30, 2003 was approximately $1,243,464.  The Company also owns warrants to purchase approximately 549,084 additional shares of PPTV common stock at a per share price of $2.50.  The warrants are currently exercisable, and expire September 30, 2003.

In connection with the additional investment in PPTV, it was determined, solely for financial accounting purposes, that the Company could likely exercise significant influence over the operations of PPTV.  As a result, its ownership interest is now reported using the equity method of accounting for investments.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Under the equity method of accounting, the Company’s proportionate share of PPTV income or loss is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment.

As a result of this change to the equity method of accounting, the balance sheets at June 30, 2003 and December 31, 2002 have been adjusted to show the Company’s investment in PPTV based on the equity method rather than based on market value method of accounting.  Retained earnings at those dates have been adjusted to reflect equity method earnings from prior periods and accumulated other comprehensive income at those dates has been adjusted to eliminate unrealized gains and losses from PPTV that were recorded in prior periods.  In addition, the income statements for the three and six-month periods ended June 30, 2003 and 2002 show the Company’s portion of PPTV’s earnings from those periods.

Note 7.  Comprehensive Income

Comprehensive income includes the Company’s net income plus other comprehensive income items that are excluded from net income.  The Company’s other income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income (Loss)	$(283,449)	$839,255	$(609,484)	$1,255,168

Other Comprehensive Gain (Loss):
Change in Unrealized Value Investments, net	1,289,165	(2,025,561)	600,464	(343,908)

Less:
Reclassification Adjustment for Gains Included In net Income	(10,900)	(1,034,006)	(18,900)	(1,462,799)

Total Comprehensive Income	$994,816	(2,220,312)	(27,920)	(551,539)

Note 8.  Segment Information

The Company has three reportable operating segments based on the nature of its product lines:  production monitoring, character recognition, and investments.  The production monitoring division (or Controls Division) manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery.  ADS (or ADS) designs and markets a desktop software-based system that reads hand-printed characters, checkmarks, and bar code information from scanned or faxed forms.  Sales of this system include software and can include hardware.  The investments division (or INV) holds investments in marketable and non-marketable securities.

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
External sales
Production monitoring	$878,317	$921,106	$1,722,330	$1,853,570
Character recognition	145,930	203,333	288,456	409,525
Investments	0	0	0	0
Total	$1,024,247	$1,124,439	$2,010,786	$2,263,095

Net income before taxes and discontinued operations
Production monitoring	$14,189	$(56,582)	$(106,829)	$(25,752)
Character recognition	(14,162)	(68,761)	(42,832)	(69,068)
Investments	(356,054)	1,451,064	(612,351)	2,101,313
Total	$(356,027)	$1,325,721	$(762,012)	$2,006,493

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Net Revenues

Net revenues for the three-month period ended June 30, 2003 decreased $100,192 or 9.8% when compared to net revenues for the same period in 2002. For the six-month period ended June 30, 2003, net revenues decreased $252,309 or 12.5% for the same period in 2002.  Of this decrease, $42,789 and $131,240 for the three and six-month periods, respectively, is attributable to the Controls Division.  ADS contributed decreases in revenue of $57,403 and $121,069 for the three and six-month periods.  The continued reduced demand for production control instruments is attributable to the on-going softness in purchase of capital equipment for manufacturing processes.  Capacity utilization at many plants is sufficiently low that new machine purchases are not presently warranted.  The decrease in sales is evenly distributed across the product line.  New products that have been developed and added to the product line include a metal-sensing speed sensor with a wide range of target sizes and a new vibration monitor with set points up to 20 inches per second.

Two manufacturer representative firms in Colorado and California have begun working with the Electro-Sensors’ products to better market them in these areas.  In ADS, sales results were higher in the first half of 2002 due to special one-time marketing incentives for existing customers to upgrade their software to the newly released ExpertScan software.  A new marketing staff person was hired for AutoData Systems in the last half of 2002 to expand the sales efforts in reaching new customers.

Cost of Sales

The Company’s cost of sales decreased $92,109 or 23.9% for the three months ended June 30, 2003 when comparing the same period in 2002.  When comparing the six-month period ending June 30, 2003 to the same period in 2003, the decrease is $184,814 or 23.5%.  In addition to the decrease resulting from the lower sales volume, cost of sales was reduced as a result of staff reduction and the company’s efforts to reduce production costs.

Gross Margins

Gross margins for the three-month period ended June 30, 2003 were 62.3% versus 57.5% for the same period of the prior fiscal year.  Gross margins for the six-month period ended June 30, 2003 were 60.9% versus 57.1% for the same period of the prior fiscal year.  In line with the cost of sales decrease, the increases in margins are due to the company’s efforts to reduce production costs.  There are less personnel involved in production when comparing the three-month period ending June 30, 2003 to the same period ending June 30, 2002.  Also, business insurance premiums have decreased by 14.3%, a significant decrease when comparing the three- and six-month periods ending June 30, 2003 to the same periods ending June 30, 2002.

Operating Expenses

Total operating expenses decreased $69,317 or 9.4% for the three months ended June 30, 2003 when compared to the same period of the prior year.  Operating expenses for the six-month period ended June 30, 2003 increased $38,490 or 2.5%.

Selling and marketing costs increased $38,482 or 13.0% for the three months ended June 30, 2003 when compared to the same period in 2002.  Of this increase, the Controls Division contributed $4,234 and ADS contributed $34,248.  For the six-month period ended June 30, 2003, the selling and marketing costs increased $73,338 or 12% when compared to the same period for 2002.  Of this increase, the Controls Division contributed $17,713 and ADS contributed $55,625.  Marketing communications development for product launches, a greater number of field sales trips, new literature, and ad development are the predominant expenses in the increases.  Salaries and personnel expenses are up due to sales and marketing personnel being hired in the second half of 2002 in both divisions when comparing 2003 versus 2002.

General and administrative costs increased $7,213 or 3.0% for the three months ended June 30, 2003 compared to the same period in 2002.  This increase in general and administrative costs is offset by a decrease of $11,055 from the Controls Division.  For the six-month period ended June 30, 2003, the general and administrative costs increased $93,708 or 17.5%.  Of this increase, the Controls Division contributed $54,050 and ADS contributed $39,658.  The increase is primarily due to a change in procedure for accounting for general company expenses.  Historically, the company divided general expenses such as liability insurance, office supplies, and building expenses over the various departments based on a set percentage.  Beginning January 2003, we have determined to classify such general expenses into General and Administrative costs.

Research and development costs decreased $115,013 or 55.8% for the three months ended June 30, 2003 compared to the same period in 2002.  Of this decrease, the Controls Division contributed $52,875 and ADS contributed $62,138.  The decrease in the Controls Division is due to reduced outside development costs in both contract engineering and prototype development.  The decrease in ADS is due to reduced development expenses for the ExpertScan products, which were released in December 2002.  Software personnel for on-going product development have been brought in-house at a lower cost than external services.

Non-Operating Income (Loss)

Non-operating income decreased by $1,742,982 for the three-month period ending June 30, 2003 compared to the same period for 2002.  For the six-month period ending June 30, 2003, non-operating income decreased $2,662,520.  Non-operating income decreased primarily due to reduced sales of investment securities.  As a result of recent declines in the market price, management decided to reduce the number of August Technology shares sold during the three and six months ended June 30, 2003.

Net Income (Loss) Before Taxes

Net income before taxes decreased $1,681,748 to a loss of $356,027 for the three-month period ended June 30, 2003 compared to the same period in 2002.  When comparing the six-month period ended June 30, 2003 to the same period in 2002, net income before taxes decreased $2,768,505, to a loss of $762,012.

The Controls Division had net income of $14,189 for the three months ended June 30, 2003 compared to a net loss of $56,582 for the same period in 2002.  For the six-month period ended June 30, 2003, the Controls Division had a net loss of $106,829, compared to a net loss of $25,752 for the same period in 2002.  This difference is due to sales revenue declines that occurred at a faster rate than did expense reductions.

ADS had a net loss of $14,162 for the three months ending June 30, 2003 compared to the loss of $68,761 for same period in 2002. For the six-month period ended June 30, 2003, ADS had a net loss of $42,832, compared to a net loss of $69,068 for the same period in 2002. This decrease is mainly attributable to reduced research and development costs following the ExpertScan software release in December 2002.

Investment income from investment securities decreased $1,897,118 for a net loss of $356,054 for the three months ended June 30, 2003 compared to the same period in 2002.  For the six-month period ended June 30, 2003, the investment income decreased $2,713,664 to a loss of $612,351.  As a result of the decline in the price of August Technology, the Company reduced the number of shares sold as compared to the prior quarters.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,180,536 at June 30, 2003 and $7,290,310 at June 30, 2002. Cash used in operating activities of $380,321 for the six months ended June 30, 2003 was primarily a result of our net loss adjusted for non-cash charges.

Cash provided by investing activities was $13,146 for the sixth-month period ended June 30, 2003 and $999,486 at June 30, 2002.  Cash used for capital expenditures was $17,789 and $22,808 for the six months ended June 30, 2003 and 2002, respectively.  Proceeds from the sale of investments for the sixth months ended June 30, 2003 declined to $30,935 from $2,114,753 when compared to the same period in 2002.

Cash used in financing activities was $175,449 and $114,838 for the six months ended June 30, 2003 and 2002, respectively.  During the six months ended June 30, 2003 and 2002, the Company paid aggregate dividends of $189,719 and $188,306, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the remainder of the year.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, the market value of our investment securities, future financial condition and availability of capital resources, changes in worldwide general economic conditions, cyclical capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties and other factors.  Any statement that is not based upon historical facts should be considered a forward-looking statement.

All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.  The forward-looking statements of the Company are subject to risks and uncertainties.  Some of the factors that could cause future results to differ materially from the Company’s recent results or those projected in the forward-looking statements are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders was held April 23, 2003

The following matters were voted on by shareholders during the period covered by this Form 10-QSB:

1.                                       Set number of directors at five

2.                                       Elect five directors:  B. Slye, P. Peterson, G. Miller, J. Marino, and J. Strom

3.                                       Approve appointment of Schweitzer Karon & Bremer, LLC as independent auditors for the current fiscal year

Proposal		Yes	No	Abstain
1		2,453,442	94,276	200
2	B. Slye	2,452,892	95,026	0
2	P. Peterson	2,452,892	95,026	0
2	G. Miller	2,452,892	95,026	0
2	J. Marino	2,452,892	95,026	0
2	J. Strom	2,452,892	95,026	0
3		2,481,128	64,276	2,514

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1                           Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K – In a form 8-K filed July 1, 2003, the Company reported a change in the Company's Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 14, 2003	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2003

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002