Form 10QSB
period 2003-09-30
ELECTRO SENSORS INC
filed 2003-11-14
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on November 12, 2003 was 3,174,522.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended September 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Balance Sheets – As of September 30, 2003 and December 31, 2002
Consolidated Statements of Operations – For the Three and Nine-Month Periods Ended September 30, 2003 and September 30, 2002
Consolidated Statements of Cash Flows – For the Nine-Month Periods Ended September 30, 2003 and September 30, 2002
Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$6,192,746	$6,723,160
Investments	10,927,856	4,202,210
Trade receivables	585,358	550,252
Less allowance for doubtful accounts of $20,820 and $7,000, respectively
Inventories	728,304	738,012
Prepaid income taxes	217,926	342,735
Other current assets	77,053	69,748
Total current assets	18,729,243	12,626,117
Property and equipment, net	1,490,476	1,544,146
Investment in equity method investee	192,318	502,181
TOTAL ASSETS	$20,412,037	$14,672,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$121,782	$285,539
Accrued expenses	164,036	211,912
Deferred revenue	35,684	50,398
Deferred income taxes	3,855,694	1,424,600
Total current liabilities	4,177,195	1,972,449
Deferred income taxes	35,000	30,000
Total liabilities	4,212,195	2,002,449

STOCKHOLDERS’ EQUITY
Common stock par value $0.10 per share; authorized 10,000,000 shares; issued 3,174,522 and 3,155,260 shares, respectively.	317,452	315,526
Additional paid-in capital	999,762	966,447
Retained earnings	8,115,484	8,860,476
Accumulated other comprehensive income	6,767,144	2,527,546
Total stockholders’ equity	16,199,842	12,669,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,412,037	$14,672,444

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$1,147,210	$1,154,287	$3,157,996	$3,417,382
Cost of goods sold	429,515	480,038	1,215,441	1,451,111
Gross profit	717,695	674,249	1,942,555	1,966,271

Operating expenses:
Selling and marketing	268,218	300,650	879,448	838,542
General and administrative	205,108	245,555	741,639	688,379
Research and development	157,189	272,100	574,813	818,279
Total operating expenses	630,515	818,305	2,195,901	2,345,200
Operating income (loss)	87,180	(144,056)	(253,346)	(378,929)

Non-operating income (expense):
Gain on sale of investment securities	516,639	121,313	546,168	2,218,886
Interest income	11,633	27,840	43,146	197,801
Other income (expense)	870	(29)	5,598	(26,191)
Equity in losses of equity method investee	(207,303)	(245,697)	(694,222)	(245,697)
Total non-operating income (expense)	321,839	(96,573)	(99,310)	2,144,799

Income (loss) before income taxes	409,019	(240,629)	(352,656)	1,765,870

Federal and state income tax provision (benefit)	260,187	(85,328)	107,659	(665,996)

Net income (loss)	$148,832	$(155,301)	$(460,315)	$1,099,874

Per share data:
Weighted average basic shares outstanding	3,168,938	3,154,627	3,162,792	3,155,047
Basic net income (loss) per share	$0.05	$(0.05)	$(0.15)	$0.35
Weighted average diluted shares outstanding	3,235,272	3,154,627	3,162,792	3,240,137
Diluted net income (loss) per share	$0.05	$(0.05)	$(0.15)	$0.34

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities

Net income (loss)	$(460,315)	$1,099,874
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	76,336	36,534
Deferred taxes	0	(200)
Realized gain on sale of investments	(546,168)	(2,218,886)
Equity in loss of equity method investee	694,222	245,697
(Increase)/decrease in:
Trade receivables	(35,106)	(127,069)
Inventory	9,708	81,679
Other current assets	(7,305)	(69,833)
Prepaid income taxes	124,809	(303,739)
Increase/(decrease) in:
Accounts payable	(163,758)	156,585
Accrued expenses	(47,876)	110,218
Deferred revenue	(14,714)	0
Accrued income taxes	(91,650)	(1,647,470)
Net cash used in operating activities	(461,817)	(2,636,610)

Cash flows from investing activities:
Proceeds from sale of investments	587,864	2,237,706
Additional investment in equity method investee	(384,359)	(1,108,684)
Purchase of property and equipment	(22,666)	(61,922)
Principal payments received on note receivable	0	8,709
Net cash provided by investing activities	180,839	1,075,809

Cash flows from financing activities:
Proceeds from issuance of stock	35,241	75,675
Dividends paid	(284,677)	(282,964)

Net cash used in financing activities	(249,436)	(207,289)

Net decrease in cash & cash equivalents	(530,414)	(1,768,090)
Cash & cash equivalents, beginning	6,723,160	8,389,691
Cash & cash equivalents, ending	$6,192,746	$6,621,601

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain/ (loss) on investments	$4,181,048	$(4,693,016)

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar.  Senstar has substantially no assets and no operations.  Intercompany accounts, transactions and earnings have been eliminated in consolidation.  The consolidated entity is referred to as “the Company.”

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

The second business is AutoData Systems (ADS), also a division of ESI.  ADS designs and markets desktop software systems that read hand-printed characters, checkmarks and bar code information from scanned or faxed forms.  ADS products are designed to provide capabilities to automate data collection and are marketed to end users, resellers and developers in the United States, Canada, Europe and Asia.

In both divisions, the Company grants credit to customers under normal industry terms, generally 45 days.

ESI Investment Company (INV) owns marketable securities, primarily equity securities in August Technology, Inc. and PPT Vision, Inc (PPTV).  The value of INV’s marketable securities have experienced significant appreciation in value since the IPO of August Technology in 2000.  During May 2002, INV participated in a rights offering by PPTV.  As a result of the additional investment in PPTV, the Company has changed its reporting of this investment to the equity method of accounting.  See Note 6 for additional information about the Company’s investments and this change to the equity method.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and nine-month periods ended September 30, 2003 and 2002. The results of interim periods may not be indicative of results to be expected for the year.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$148,832	$(155,301)	$(460,315)	$1,099,874
Pro forma	$141,199	$(165,519)	$(478,954)	$1,063,744
Basic net income (loss) per common share:
As reported	$.05	$(.05)	$(.15)	$.35
Pro forma	$.04	$(.05)	$(.15)	$.34
Diluted net income (loss) per common share:
As reported	$.05	$(.05)	$(.15)	$.34
Pro forma	$.04	$(.05)	$(.15)	$.33
Stock based compensation:
As reported	0	0	0	0
Pro forma	$7,633	$10,218	$18,639	$36,130

In determining the compensation cost of options granted during the three and nine months ended September 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Risk-free interest rate	N/A	4.62%	N/A	4.62%
Expected life of options granted	N/A	5 years	N/A	5 years
Expected volatility	N/A	52.2%	N/A	52.2%
Expected dividend yield	N/A	2.67%	N/A	2.67%

Note 5.  Net Income (loss) Per Share

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended September 30, 2003, 66,334 shares of common stock equivalents were included in the computation of diluted net income (loss) per share. For the nine months ended September 30, 2003, the shares were anti-dilutive.

Options to purchase 36,500 shares of common stock with a weighted average exercise price of $4.28 were outstanding for the three months ending September 30, 2003, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period

Note 6.  Investments

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

At September 30, 2003, the Company owned 2,207,036 shares of PPTV, which is 21.8% of PPTV’s outstanding common stock.  The fair value of its holdings based on the quoted market price at September 30, 2003 was approximately $1,655,277.  The Company exercised its warrants to purchase 549,084 additional shares of PPTV common stock at a per share price of $0.70 on September 29, 2003.  The Company holds no more warrants to purchase additional PPTV common stock.

In connection with a 2002 additional investment in PPTV, it was determined, solely for financial accounting purposes, that the Company could likely exercise significant influence over the operations of PPTV.  As a result, its ownership interest is now reported using the equity method of accounting for investments.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Under the equity method of accounting, the Company’s proportionate share of PPTV income or loss is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment.

Note 7.  Comprehensive Income

Comprehensive income includes the Company’s net income (loss) plus other comprehensive income items that are excluded from net income (loss).  The Company’s other income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (Loss)	$148,832	$(155,301)	$(460,315)	$1,099,874

Other Comprehensive Gain (Loss):
Change in unrealized value of investments, net of income taxes	4,025,841	(2,628,252)	5,246,081	(4,277,335)

Less:
Reclassification adjustment for gains included in net income (loss)	(516,639)	(102,756)	(546,168)	(1,565,555)

Total comprehensive income (loss)	$3,658,034	$(2,886,309)	$4,239,598	$(4,693,016)

Note 8.  Segment Information

The Company has three reportable operating segments based on the nature of its product lines:  production monitoring, character recognition, and investments.  The production monitoring division (or Controls Division) manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery.  The Character recognition division (or ADS) designs and markets a desktop software-based system that reads hand-printed characters, checkmarks, and bar code information from scanned or faxed forms.  Sales of this system include software and can include hardware.  The investments division (or INV) holds investments in marketable and non-marketable securities.

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
External sales
Production monitoring	$1,038,542	$974,886	$2,760,872	$2,828,457
Character recognition	108,668	179,401	397,124	588,925
Investments	0	0	0	0
Total	$1,147,210	$1,154,287	$3,157,996	$3,417,382

Income (loss) before income taxes
Production monitoring	$216,009	$(20,759)	$109,517	$(46,499)
Character recognition	(35,214)	(85,500)	(78,046)	(154,568)
Investments	228,222	(134,370)	(384,130)	1,966,937
Total	$409,019	$(240,629)	$(352,656)	$1,765,870

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2003 decreased $7,077 or 0.60% when compared to net sales for the same period in 2002. For the nine-month period ended September 30, 2003, net sales decreased $259,386 or 8.2% for the same period in 2002.

The decrease from the three-months ending September 30, 2003 when compared to the same period in 2002, includes an increase in Net sales from the Controls Division of $63,655 or 6.1% offset by a decrease of $70,733 from ADS.  For the nine-months ending September 30, 2003, net sales from the Controls Division decreased $67,585 and net sales from ADS decreased $191,801.  The Controls Division increase in net revenues for the three months ended September 30, 2003 reflects, we believe, a gradual improvement in the economic conditions of the businesses in its core markets.  In addition, we have hired four manufacturer representation firms across the country to work with Controls Division products to better market the products in certain areas of the USA.  Our inside sales reps have increasingly been personally traveling to meet with current and prospective customers to attempt to increase net sales.  This decrease in ADS net sales for the three and nine-month periods is primarily due to the decrease in sales of ExpertScan, which was released for BETA sale in September 2002.

Cost of Goods Sold

The Company’s cost of goods sold decreased $50,523 or 11.7% for the three months ended September 30, 2003 when comparing the same period in 2002.  This decrease is a direct result of decreased sales in the three months ended September 30, 2003, but is offset by decreased cost savings from improved operating efficiencies resulting in increased gross profit percentages.

When comparing the nine-month period ending September 30, 2003 to the same period in 2002, the decrease is $235,620 or 19.4%.  In addition to the decrease resulting from the lower sales volume, cost of sales was reduced as a result of staff reduction and the Company’s efforts to reduce production costs.

Gross Profit

Gross margins for the three-month period ended September 30, 2003 were 62.6% versus 58.4% for the same period of the prior fiscal year.  Gross margins for the nine-month period ended September 30, 2003 were 61.5% versus 57.5% for the same period of the prior fiscal year.  In line with the cost of sales decrease, the increases in margins are due to the Company’s efforts to reduce production costs.  There are less personnel involved in production when comparing the nine-month period ending September 30, 2003 to the same period ending September 30, 2002.  Also, business insurance premiums have decreased by 14.3%, a significant decrease when comparing the three- and nine-month periods ending September 30, 2003 to the same periods ending September 30, 2002.

Operating Expenses

Total operating expenses decreased $187,790 or 29.8% for the three months ended September 30, 2003 when compared to the same period of the prior year.  Operating expenses for the nine-month period ended September 30, 2003 decreased $149,300 or 6.8%.

Selling and marketing costs decreased $32,432 or 12.1% for the three months ended September 30, 2003 when compared to the same period in 2002.  Of this decrease, the Controls Division contributed $38,455, which is offset by an increase from ADS of $6,023.  For the nine-month period ended September 30, 2003, the selling and marketing costs increased $40,906 or 4.7% when compared to the same period for 2002.  Of this increase, the Controls Division contributed a decrease of  $20,743 and ADS contributed an increase of  $61,649.  Marketing communications development for product launches, a greater number of field sales trips, new literature, and ad development are the predominant expenses in the increases.  Salaries and personnel expenses are up due to sales and marketing personnel being hired in the second half of 2002 in both divisions when comparing 2003 versus 2002.

General and administrative costs decreased $40,447 or 19.7% for the three months ended September 30, 2003 compared to the same period in 2002. Of this decrease, the Controls Division contributed $48,886 offset by and increase of $8,439 from ADS.  For the nine-month period ended September 30, 2003, the general and administrative costs increased $53,260 or 7.2%.  Of this increase, the Controls Division contributed $5,163 and ADS contributed $48,097.  The increase is primarily due to a change in procedure for accounting for general company expenses.  Historically, the company divided general expenses such as liability insurance, office supplies, and building expenses over the various departments based on a set percentage.  Beginning January 2003, we have determined to classify such general expenses into General and Administrative costs.

Research and development costs decreased $114,911 or 73.1% for the three months ended September 30, 2003 compared to the same period in 2002.  Of this decrease, ESI contributed $62,805 and ADS contributed $52,106.  The decrease in ESI is due to reduced outside development costs in both contract engineering and prototype development.  The decrease in ADS is due to reduced development expenses for the ExpertScan products, which were released in December 2002.  Software personnel for on-going product development have been brought in-house at a lower cost than external services.

Non-Operating Income (Loss)

Non-operating income increased by $418,412 for the three-month period ending September 30, 2003 compared to the same period for 2002.  For the nine-month period ending September 30, 2003, non-operating income decreased $2,244,109.  Non-operating income decreased primarily due to reduced sales of investment securities.  As the market value of August Technology stock recovered from previous lows, management decided to increase the number of August Technology shares sold during the three-months ended September 30, 2003.

Income (Loss) Before Income Taxes

Income (loss) before income taxes increased $649,648 to an income of $409,019 for the three-month period ended September 30, 2003 compared to the same period in 2002.  When comparing the nine-month period ended September 30, 2003 to the same period in 2002, income (loss) before income taxes decreased $2,118,526, to a loss of $352,656.

The Controls Division had income before income taxes of $216,011 for the three months ended September 30, 2003 compared to a net loss of $20,769 for the same period in 2002.  For the nine-month period ended September 30, 2003, the Controls Division had income before income taxes of $109,517, compared to a net loss before income taxes of $22,267 for the same period in 2002.  This difference is due to sales revenue declines that occurred at a faster rate than did expense reductions.  However, the Controls Division experienced increased sales during the three months ending September 30, 2003.

ADS had a net loss before income taxes of $35,214 for the three months ending September 30, 2003 compared to the net loss before income taxes of $85,500 for same period in 2002. For the nine-month period ended September 30, 2003, ADS had a net loss before income taxes of $78,046, compared to a net loss before income taxes of $154,568 for the same period in 2002. These decreases are mainly attributable to reduced research and development costs following the ExpertScan software release in December 2002.

Investment income from investment securities increased $362,582 for an income before income taxes of $228,222 for the three months ended September 30, 2003 compared to the same period in 2002.  For the nine-month period ended September 30, 2003, the investment income decreased $2,326,835 to a net loss before income taxes of $384,130.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,192,746 at September 30, 2003 and $6,621,601 at September 30, 2002. Cash used in operating activities of $461,817 for the nine months ended September 30, 2003 was primarily a result of our net loss adjusted for non-cash charges.

Cash provided by investing activities was $180,839 for the nine-month period ended September 30, 2003 and $1,075,809 at September 30, 2002.  Cash used for capital expenditures was $22,666 and $61,922 for the nine months ended September 30, 2003 and 2002, respectively.  Proceeds from the sale of investments for the nine months ended September 30, 2003 declined to $587,864 from $2,237,706 when compared to the same period in 2002.

Cash used in financing activities was $249,436 and $207,289 for the nine months ended September 30, 2003 and 2002, respectively.  During the nine months ended September 30, 2003 and 2002, the Company paid aggregate dividends of $284,677 and $282,964, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

November 14, 2003	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2003

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002