Form 10KSB
period 2003-12-31
ELECTRO SENSORS INC
filed 2004-03-18
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2003 were $4,357,515.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $7,761,165 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on February 17, 2004.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on February 17, 2004 was 3,184,499.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
Form 10-KSB for the Year Ended December 31, 2003
TABLE OF CONTENTS

PART I

Item 1—Description of Business

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

In addition, through its subsidiary ESI Investment Company, the Company periodically invests in other businesses and companies. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The primary investments are 693,715 shares of August Technology Corporation and 2,207,036 shares of PPT Vision, Inc both of which are traded on the Nasdaq Stock Exchange.  The PPT Vision investment is accounted for under the equity method of accounting.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, includes Electro-Sensors, Inc. and its consolidated subsidiaries.

The Company also previously operated a wholly owned subsidiary, Microflame, Inc. This subsidiary was engaged in manufacturing and distributing small gas torches and related accessories. The Company sold Microflame in May of 2001.

ESI, incorporated in Minnesota in July 1968, has executive offices located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343 and telephone number (952) 930-0100.  As of December 31, 2003, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation.

Operating Segments/Principal Products/Markets

Production Monitoring Systems     Controls Division

The Company’s Controls Division manufactures and sells several different types of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

Speed Monitoring Systems. The Company’s original products, speed monitoring systems, compare machine revolutions per minute or speed against acceptable rates as determined by the customer. The monitors generally have the same relative operating principle and use a non-contacting sensing head that translates the speed of a rotating shaft into analog readouts. The systems include a signal-generating pulser disc or wrap that attaches to a rotating shaft, the sensing device, and a control unit. The systems vary in complexity, from a simple system that detects slow-downs or stoppages, to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring the shaft speed.

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

Two production-monitoring devices that do not operate by measuring shaft speeds are also in our speed monitoring systems product line. These devices are the tilt switch and vibration monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity (i.e. when grain fills a silo).  A vibration monitor will alert an operator when the vibration in a production system exceeds or is below a specified level.

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

The Company expects to continue to expend resources in development and marketing of its various Production Monitoring Systems throughout 2004.

Character Recognition Systems—AutoData Systems Division

The Company initially began development of its AutoData® Systems as a development project chartered to create opportunities using proprietary pattern recognition technology. The outcome of the project was a Microsoft® Windows® based software system that reads hand printed characters, checkmarks, and barcodes from scanned forms.

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

Marketing and Distribution

Production Monitoring Systems.  The Production Monitoring Systems Division sells its products primarily through home office sales people who deal directly with customers and a number of manufacturers representatives with exclusive territories and non-exclusive distributors located throughout the United States and Canada.  The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers.  These products are sold to businesses in all major standard industrial classifications, including food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

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

The Company holds one patent, no concessions, licenses or franchises relating to its Production Monitoring Systems, and has obtained six patents related to its Character Recognition technology.

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

2003: $440,409

2002: $605,986

The Company’s development projects for this division are undertaken based upon the identified specific needs of the Company’s customer base.

AutoData Systems:

2003: $331,985

2002: $484,891

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

The Company’s future success is dependent in part upon its ability to develop new products in its varying segments. Difficulties or delays in the Company’s ability to develop, produce, test and market new products could have a material adverse effect on future sales growth.

Compliance with Environmental Laws (Federal, State and Local)

Compliance with federal, state and local environmental provisions has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on the competitive position of the Company.

Employees

As of February 24, 2004, the Company had 34 employees, all of which are full-time.  The Company believes that its relations with its employees are good.

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

Further, investments by the Company’s subsidiary, ESI Investment Company, are subject to significant positive and negative changes in value. In particular, significant investments in PPT Vision, Inc. and August Technology, Inc. have experienced substantial value fluctuations, which are expected to continue. The Company’s current intention is to continue to gradually liquidate its investment securities to finance expansion of its operating activities.

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

Item 2—Properties.

The Company owns and occupies a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility.  The facilities are adequate and are anticipated to be adequate for our needs in 2004.

Item 3—Legal Proceedings.

The Company was not the subject of any legal proceedings as of the date of this filing.  The Company is not aware of any threatened litigation.

Item 4—Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2003.

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

	Period	High	Low

2003	First Quarter	$3.01	$2.11
	Second Quarter	$3.15	$2.35
	Third Quarter	$3.50	$3.03
	Fourth Quarter	$4.34	$3.75

2002	First Quarter	$4.20	$3.25
	Second Quarter	$4.99	$3.95
	Third Quarter	$4.34	$2.85
	Fourth Quarter	$3.45	$2.70

Based on data provided by the Company’s transfer agent, management believes that as of February 17, 2004, the number of share owner accounts of record was approximately 164, at which date the closing market price of the Company’s Common Stock was $4.79 per share.

The Company paid cash dividends on its common stock of $0.13 per share in 2003 and $0.12 per share in 2002 on a quarterly basis.

The Company did not repurchase any equity securities during the quarter ended December 31, 2003.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2003 vs. Fiscal Year 2002

Net Revenues

Net revenues for fiscal year 2003 decreased $120,617 to $4,357,515, or 2.7% when compared to net revenues for fiscal year 2002.

Of this decrease, the controls division contributed an increase in net sales of $38,229, or 1.0% when comparing fiscal year 2003 to fiscal year 2002.  This increase came in the second half of the year as larger size projects were implemented at customer sites.  Sales calls by internal staff and our new manufacturers representatives led to an increase in quoting activity as the economic conditions improved in the market place.  Customer projects that had been on hold were approved and started.  We have increased and will continue to increase our use of channel partnerships through independent representatives and distributors.  New products being developed complement our existing product line and expand our core sensing area beyond speed sensing.  Some of these products have bus communication interfaces that allow them to connect directly to control systems that have multiple types of sensors or controls attached to the bus.  We are taking steps in developing additional channel partners in the form of distributors and independent representatives, with the goal of finding new applicants and customers.

The character recognition division had a decrease of $158,846 or 20.9% when comparing fiscal year 2003 to fiscal year 2002.  Although there was a softening of demand thru mid year 2003, the results for the fourth quarter sales show an increase of 7.2% when compared to the fourth quarter of fiscal year 2002.  The character recognition division also noticed an increase in quoting activities as a result of the improving economic conditions.

Cost of Sales

The Company’s cost of sales decreased from $1,857,821 to $1,699,937, a difference of $157,884 or 8.5%.  In addition to the decrease resulting from the lower sales volume, cost of sales was reduced as a result of the company’s efforts to reduce production costs.

Gross Margins

Gross margins for the fiscal year 2003 were 61.0% versus 58.5% for the prior fiscal year.  In addition to the decrease resulting from the lower sales volume, gross margins were increased as a result of the company’s efforts to reduce production costs.

Operating Expenses

Total operating expenses decreased $196,880 or 6.1% when compared to the prior fiscal year.

Selling and marketing costs increased by $74,581, an increase of 6.6%.  Of this increase, the controls division had a decrease of $11,516 or 1.3%.  The character recognition division had an increase of $86,097 or 32.9%.  The increase from the character recognition division is due to increased efforts in marketing their product.  We have hired a new sales and marketing manager as of June 2002 and have expanded the types and placements of advertising materials in both print and online areas.

General and administrative costs increased by $46,568, an increase of 4.8%.  Of this increase, the controls division had a decrease of $46,851 or 4.8%.  This decrease is due to our efforts in keeping overhead costs low.  The character recognition division had an increase of $55,387.  The increase for the character recognition division is due to a change in allocating expenses between the controls and character recognition divisions.

Research and development costs decreased $318,029 or 29.2% when compared with the prior year.  Of this decrease, both divisions contributed equally.  The controls division decreased $165,723 and the character recognition division decreased $152,906.  In April 2003, the character recognition division hired a software development associate to lower their outsourcing costs associated with developing and maintaining their products.  In the controls division, the costs declined due to fewer personnel.

Operating Income (Loss)

The Controls division had an operating income of $740 compared to the loss of $183,674 in 2002, an increase of $184,414 or 100.4%. This increase in operating income is a result of our efforts to reduce operating costs.

The AutoData Systems Division had operating loss of $277,173 compared to a loss of $166,635 for 2002.  This operating loss is a direct result of the Company’s lowered sales and increased operating costs.

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

Investment income for the fiscal year 2003 decreased by $1,557,389 to $77,454 or 95.3%.  This decrease was primarily due to reduced sales of investment securities.  The decrease of 68.6% or $83,279 in interest income earned on temporary cash investments is a result of the decline in short term interest rates.

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

Net Income

We reported a net loss for 2003 of $144,081 compared to net income of $646,024 in 2002.  Loss per share was $0.05 in 2003 compared to earnings per share of $0.21 in 2002.  This loss resulted primarily from the $734,425 expense due to the equity method of accounting for PPT Vision, Inc. and the reduced sales of investment securities.  The controls division had an income of $180,478 and the character recognition division had a loss of $82,013.

Balance Sheet

The current assets at the end of 2003 increased to $23,236,496 from $14,672,444 at the end of 2002.  This increase is primarily due to the increase in market value of the August Technology Corporation shares held while other current and long term assets remained relatively constant.  There is a corresponding increase in tax deferred liability associated with the increase in the market value of these shares.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,863,046 at December 31, 2003 and $6,723,160 at December 31, 2002. Cash used in operating activities of $275,147 for the twelve months ended December 31, 2003 was primarily a result of our net loss adjusted for non-cash charges.

Cash provided by investing activities was $791,450 for the twelve-month period ended December 31, 2003 and $1,010,715 at December 31, 2002.  Cash used for capital expenditures was $24,616 and $161,267 for the twelve months ended December 31, 2003 and 2002, respectively.  Proceeds from the sale of investments for the twelve months ended December 31, 2003 declined to $1,406,645 from $2,280,808 when compared to the same period in 2002.

Cash used in financing activities was $376,417 and $301,947 for the twelve months ended December 31, 2003 and 2002, respectively.  During the twelve months ended December 31, 2003 and 2002, the Company paid aggregate dividends of $411,658 and $377,622, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

The primary investments in the Investment division are 693,715 shares of August Technology Corporation and 2,207,036 shares of PPT Vision, Inc both of which are traded on the Nasdaq Stock Exchange.  The PPT Vision investment is accounted for under the equity method of accounting.  These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.  Investment Division holdings are periodically sold as deemed appropriate by management.

Item 7—Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
Electro-Sensors, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 30, 2004

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
Electro-Sensors, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

SCHWEITZER KARON & BREMER, LLC
Certified Public Accountants
Minneapolis, Minnesota
February 5, 2002

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,863,046	$6,723,160
Investments	13,415,625	4,202,210
Trade receivables, less allowance for doubtful accounts, 2003: $6,000 and 2002: $7,000	515,351	550,252
Inventories	758,103	738,012
Other current assets	62,123	69,748
Prepaid income taxes	0	342,735
Total current assets	21,614,248	12,626,117

PROPERTY AND EQUIPMENT, net	1,470,133	1,544,146

INVESTMENT IN EQUITY METHOD INVESTEE	152,115	502,181

TOTAL ASSETS	$23,236,496	$14,672,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$106,065	$285,539
Accrued expenses	263,143	211,912
Accrued income taxes	96,196	0
Deferred income tax	4,795,000	1,424,600
Deferred revenue	48,022	50,398
Total current liabilities	5,308,426	1,972,449

DEFERRED INCOME TAXES	26,000	30,000
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 3,174,522 and 3,155,260 shares, respectively	317,452	315,526
Additional paid-in capital	999,762	966,447
Retained earnings	8,304,737	8,860,476
Accumulated other comprehensive income	8,280,119	2,527,546
Total stockholders’ equity	17,902,070	12,669,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,236,496	$14,672,444

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION

	Years Ended December 31,
	2003	2002	2001

Net Sales	$4,357,515	$4,478,132	$4,625,305
Cost of Goods Sold	1,699,937	1,857,821	1,911,781
Gross Profit	2,657,579	2,620,311	2,713,524

Operating Expenses:
Selling and Marketing	1,212,362	1,137,781	1,114,042
General and Administrative	1,029,443	982,875	984,807
Research and Development	772,394	1,090,423	819,394
Total Operating Expenses	3,014,199	3,211,079	2,918,243
Operating Loss	(356,620)	(590,768)	(204,719)

Non-Operating Income (Expense):
Gain on Sale of Investment Securities	1,205,277	2,261,318	5,539,961
Interest Income	61,687	222,677	119,188
Equity in losses of equity method investee	(734,425)	(606,503)	(298,446)
Total Non-Operating Income (Expense)	532,539	1,877,492	5,360,703

Income (Loss) from Continuing Operations Before Income Taxes	175,919	1,286,724	5,155,984
Federal and State Income Taxes	320,000	640,700	1,865,400
Income (Loss) from Continuing Operations	(144,081)	646,024	3,290,584
Discontinued Operations (Note 11):
Loss from Operations of Microflame Division, net of income taxes	0	0	(3,510)
Loss on Disposal of Microflame Division, net of income taxes	0	0	(69,228)
Total Loss from Discontinued Operations	0	0	(72,738)
Net Income (Loss)	$(144,081)	$646,024	$3,217,846

Net Income (Loss) Per Share Data:
Basic
Income (Loss) from Continuing Operations	$(0.05)	$0.21	$1.06
Net Income (Loss) Per Share	$(0.05)	$0.21	$1.03
Weighted Average Shares	3,166,098	3,145,244	3,118,706
Diluted
Income (Loss) from Continuing Operations	$(0.05)	$0.20	$1.03
Net Income (Loss) Per Share	$(0.05)	$0.20	$1.00
Weighted Average Shares	3,166,098	3,246,122	3,209,194

Dividends Paid per Share	$0.13	$0.12	$0.12

(1)         All Earnings per share and share amounts for the periods presented have been restated for the three-for-two stock split declared January 31, 2001 and paid February 26, 2001.

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance, December 31, 2000	2,077,112	$207,711	$985,410	$5,748,693		$11,798,137	$18,739,951
Exercise of Stock Options	1,950	195	2,903				3,098
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					(4,833,437)	(4,833,437)	(4,833,437)
Stock Issued Through the Employee Stock Purchase Plan	3,218	322	9,757				10,079
Dividend on Common Stock $0.12 per share				(374,465)			(374,465)
Three-for-Two Stock Split	1,038,983	103,898	(103,898)				0
Net Income				3,217,846	3,217,846		3,217,846
Total Comprehensive Loss					(1,615,591)
Balance, December 31, 2001	3,121,263	312,126	894,172	8,592,074		6,964,700	16,763,072
Exercise of Stock Options	33,350	3,335	70,133				73,468
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					(4,437,154)	(4,437,154)	(4,437,154)
Stock Issued Through the Employee Stock Purchase Plan	647	65	2,142				2,207
Dividend on Common Stock $0.12 per share				(377,622)			(377,622)
Net Income				646,024	646,024		646,024
Total Comprehensive Loss					(3,791,130)

Balance, December 31, 2002	3,155,260	315,526	966,447	8,860,476		2,527,546	12,669,995
Exercise of Stock Options	15,750	1,575	24,851				26,426
Unrealized Gains (Losses) on Investments Net of Reclassification Adjustment					5,752,573	5,752,573	5,752,573
Stock Issued Through the Employee Stock Purchase Plan	3,512	351	8,464				8,815
Dividend on Common Stock $0.13 per share				(411,658)			(411,658)
Net Loss				(144,081)	(144,081)		(144,081)
Total Comprehensive Income					$5,608,492
Balance, December 31, 2003	3,174,522	$317,452	$999,762	$8,304,737		$8,280,119	$17,902,070

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash:
Received from Customers	$4,390,040	$4,476,561	$4,857,588
Paid to Suppliers and Employees	(4,756,216)	(4,457,332)	(4,881,066)
Interest Received	61,687	222,677	119,188
Income Taxes Received (Paid)	29,342	(2,617,205)	(117,324)
Net Cash Used in Operating Activities	(275,147)	(2,375,299)	(21,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(24,616)	(161,267)	(21,247)
Purchase of Equity Securities	(590,579)	(1,108,826)	0
Sales of Equity Securities	1,406,645	2,280,808	5,591,664
Proceeds from Sale of Microflame Division	0	0	5,000
Payments Received on Notes Receivable	0	0	6,000
Net Cash Provided By Investing Activities	791,450	1,010,715	5,581,417

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid	(411,658)	(377,622)	(374,465)
Net Proceeds (Payments) on Short-Term Borrowings	0	0	0
Proceeds from Issuance of Stock	35,241	75,675	13,177
Net Cash Used In Financing Activities	(376,417)	(301,947)	(361,288)

Net Increase (Decrease) in Cash and Cash Equivalents	139,886	(1,666,531)	5,198,515
Cash and Cash Equivalents:
Beginning	6,723,160	8,389,691	3,191,176
Ending	$6,863,046	$6,723,160	$8,389,691

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)	$(144,081)	$646,024	$3,217,846
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	98,629	97,598	153,355
Realized (Gain) Loss on Sale of Investment Securities, net	(1,205,277)	(2,261,318)	(5,539,961)
Loss on Sale of Microflame Division	0	0	69,228
Deferred Taxes	(9,000)	13,700	26,000
Equity in losses of equity method investee	734,425	606,502	298,446
(Increase) Decrease In:
Trade Receivables	34,901	(51,967)	231,203
Inventories	(20,091)	81,260	41,930
Other Current Assets	7,625	140,803	(88,667)
Prepaid Income Taxes	358,341	(342,735)	74,606
(Increase) Decrease In:
Accounts Payable	(179,474)	220,008	(42,952)
Deferred Revenue	(2,376)	50,398	0
Accrued Expenses	51,231	71,898	(110,118)
Accrued Income Taxes	0	1,647,470	1,647,470
Net Cash Provided By (Used In) Operating Activities	$(275,147)	$(2,375,299)	$(21,614)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net Change in Unrealized Holding Gains on Marketable Securities, before deferred tax	$9,204,518	$(6,918,762)	$(7,595,850)

Issuance of Note Receivable Related to Sale of Microflame Division	0	$0	$36,000
Microflame’s Net Assets Sold (Net of Cash Proceeds)	0	$0	$105,225

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

Electro-Sensors, Inc. operates two distinct businesses. The first is the Controls Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use. The Controls Division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturers representatives, and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations. The Controls Division markets its products to a number of different industries located throughout the United States and abroad.

The second business is AutoData Systems (ADS).  ADS designs and markets a desktop software based system that reads hand printed characters, checkmarks and bar code information from scanned or faxed forms. ADS products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

In both divisions, the Company grants credit to customers under normal industry terms, generally 30 days.

Microflame, Inc. produced small hand held gas torches used primarily by hobbyists, electronic kit assemblers and creators of jewelry. Microflame, Inc. products were sold through distributors to retailers of hardware, hobby craft and electronic products. Microflame, Inc. was sold in May 2001. See Note 11 for further discussion.

ESI Investment Company owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000.  August Technology Corporation designs, manufactures, and sells automated defect inspection systems used in the manufacture of microelectronic devices.  Since then, the Company has recognized income from the sale of its holdings in August Technology Corporation. See Note 2 for additional information regarding its investments. During May 2002, ESI Investment participated in a rights offering by PPT Vision, Inc. (PPTV).  As a result of the additional investment in PPTV, the Company has changed its reporting of this investment to the equity method of accounting.  See Note 2 for additional information about this investment and the related change to the equity method.  The Company’s investments in marketable securities are subject to normal market risks.

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

Receivables and Credit Policies:

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivables are stated at the amount billed to the customer.  Customer account balances with invoices over 90 days are considered delinquent. The Company does not accrue interest on delinquent accounts receivable.

Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  Management uses this information to estimate the valuation allowance.

Investments:

The Company’s investments consist of marketable equity securities, primarily common stocks, government debt securities, money market funds, and unregistered equity securities. The estimated fair value of marketable equity securities is based on quoted market prices and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

Since the Company does not buy and sell investments with the objective of generating profits on short-term fluctuations in market price, the investments in marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders’ equity. Dividends on marketable equity securities are recognized in income when declared. Investments in unregistered securities are reported at original cost.

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

Software costs:

The Company capitalizes software production costs after technological feasibility has been established and prior to general release to clients. Annual amortization of capitalized software will be based on the greater amount computed using the straight-line method over the estimated 36-month economic product life or using the ratio that current gross revenue for the software product bears to the total of current and anticipated future gross revenues for that product. The capitalized software production costs of the Company’s existing technology were fully amortized prior to 2001.  Software maintenance and modification costs are expensed as incurred.

Revenue recognition of production monitoring equipment:

All production monitoring equipment is shipped and title transfers without an evaluation or acceptance period. Revenues from the sale of the products are recognized at the time of shipment. The Company’s distributors are not granted any price protection. Sales to all customers, including distributors, are final and no right of return after shipment exists.

Software revenue recognition:

The Company recognizes revenue upon shipment of its character recognition software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper.  To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped.  ADS customers pay an annual maintenance fee for software support, which is recognized as revenue on a monthly basis over the life of the contract.

Advertising costs:

The Company expenses advertising costs as incurred. Total advertising expense was $109,070, $232,793, and $295,793 for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and development:

Expenditures for research and development are expensed as incurred.

Depreciation:

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows:

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $98,629, $97,598, and $153,355, respectively.

Income taxes:

Deferred income taxes are provided on an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

Earnings per share:

Basic earnings (loss) per share (EPS) excludes dilution and is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the income statements.

	Income/(Loss)	Shares	Per Share Amount

2003:
Basic EPS	$(144,081)	3,166,098	$(0.05)
Effect of dilutive employee stock options		0
Diluted EPS	$(144,081)	3,166,098	$(0.05)

2002:
Basic EPS	$646,024	3,145,244	$0.21
Effect of dilutive employee stock options		100,878
Diluted EPS	$646,024	3,246,122	$0.20

2001:
Basic EPS	$3,217,846	3,118,706	$1.03
Effect of dilutive employee stock options		90,488
Diluted EPS	$3,217,846	3,209,194	$1.00

For the years ended December 31, 2003, 2002 and 2001, options to purchase 259,250, 60,000 and 0 shares, respectively, of the Company’s common stock were not included in the calculation of diluted earnings per share. As the Company had a net loss for 2003, the inclusion of the aforementioned shares would have been anti-dilutive for 2003.

Comprehensive income:

Comprehensive income includes the Company’s net income plus other accumulated comprehensive income items, which are excluded from net income. The Company’s other comprehensive income consists of unrealized gains (losses) on marketable securities, net of income taxes and reclassification adjustment for gains and losses included in net income. This reclassification adjustment for gains and losses included in net income was $753,000, $1,420,000, and $3,298,000 for 2003, 2002, and 2001, respectively. The Company does not have any additional transactions or other economic events that qualify as other comprehensive income as defined under SFAS No. 130.

Stock Compensation:

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options.  Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation.   The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provision of SFAS No. 148 and chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized with respect to stock options.  Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001

Net Income (Loss)
As Reported	$(144,081)	$646,024	$3,217,846
Pro Forma	(172,008)	604,747	3,159,286
Net Income (Loss) Per Common Share
As Reported	$(0.05)	$0.21	$1.03
Pro Forma	$(0.05)	$0.19	$1.01

The weighted average fair values of options and Employee Stock Plan shares granted were as follows.  There were no grants in fiscal 2003:

	1987 and 1997 Plan
	Employees	Directors

2001 Grants	$1.40	$1.51
2002 Grants	$1.14	$1.84
2003 Grants	N/A	N/A

The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2002 (there were no grants in fiscal 2003):

	2003	2002

Risk-free Interest Rate	N/A	3.53% - 4.66%
Expected Life of Options	N/A	5 Years
Expected Volatility	N/A	45% - 52%
Expected Dividend Yield	N/A	3.16%

The tax benefits associated with the exercise of stock options or issuance of shares under the Company’s stock option plans, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

Recent accounting standards:

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of SFAS No. 123.  This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complies with the disclosure provisions of SFAS No. 123.

In June 2002, FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements.  The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company does not have any financial instruments as defined by SFAS No. 150.  The adoption of SFAS No. 150 did not have a material effect the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).   FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.   The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.   The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), as amended by FIN 46R.  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s financial statements.

Note 2. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2003
Treasury Bills	$6,471,538	$0	$0	$6,471,538
Money Market Funds	133,464	0	0	133,464
Equity Securities	237,561	13,285,076	(107,012)	13,415,625
	6,842,563	13,285,076	(107,012)	20,020,627
Less Cash Equivalents	(6,605,002)	0	0	(6,605,002)
Total Investments	$237,561	$13,285,076	$(107,012)	$13,415,625
December 31, 2002
Treasury Bills	$6,344,705	$0	$0	$6,344,705
Money Market Funds	77,050	0	0	77,050
Equity Securities	228,664	4,081,393	(107,847)	4,202,210
	6,650,419	4,081,393	(107,847)	10,623,965
Less Cash Equivalents	(6,421,755)	0	0	(6,421,755)
Total Investments	$228,664	$4,081,393	$(107,847)	$4,202,210
December 31, 2001
Treasury Bills	$8,155,285	$0	$0	$8,155,285
Money Market Funds	173,335	0	0	173,335
Equity Securities	248,012	11,153,548	(261,240)	11,140,320
	8,576,632	11,153,548	(261,240)	19,468,940
Less Cash Equivalents	(8,328,620)	0	0	(8,328,620)
Total Investments	$248,012	$11,153,548	$(261,240)	$11,140,320

Realized gains and losses on investments are as follows:

	December 31,
	2003	2002	2001

Gross Realized Gains	$1,205,277	$2,261,318	$5,539,961
Gross Realized Losses	0	0	0
Net Realized Gain	$1,205,277	$2,261,318	$5,539,961

The Company’s significant investment in equity securities is 693,715 shares of August Technology Corporation whose shares are traded on the Nasdaq Stock Exchange with a December 31, 2003 market value of $12,903,099 with a cost of $69,372.

Change in reporting for the Company’s investment in PPT Vision, Inc.:

During May 2002, the Company purchased 1,108,868 shares of PPT Vision, Inc. (PPT) in connection with a rights offering.   PPT Vision designs, manufactures, and markets 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  PPT is a publicly traded corporation in which the Company had previously owned 549,084 shares, 10.0% of PPT’s outstanding common stock.  During 2003, the Company purchased an additional 549,084 shares.  At December 31, 2003, the Company owned 2,207,036 shares of PPT, which is 18.7% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at December 31, 2003 was approximately $2,670,000 with a cost of $2,434,042.

After the May, 2002 purchase, the Company owned approximately 16.5% of PPT’s outstanding stock.  At that time, it was determined that the Company had “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.  The Company’s investment in PPT was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

Under the equity method of accounting, the Company’s proportionate share of PPT income or loss through December 31, 2003 is included in the Company’s net income with a corresponding increase or decrease in the carrying value of its investment.  Losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted.  At December 31, 2003, the Company had approximately $500,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

As a result of this change to the equity method of accounting, the balance sheet at December 31, 2002 has been adjusted to show the Company’s investment in PPT based on the equity method rather than based on market value method of accounting.  Retained earnings at that date has been adjusted to reflect equity method earnings from prior periods and accumulated other comprehensive income at that date has been adjusted to eliminate unrealized gains and losses from PPT that were recorded in prior periods.  In addition, the income statements for the periods ended December 31, 2002 and 2001 have been adjusted to show the Company’s portion of PPT’s earnings from those periods.

Summary financial information of PPT Vision, Inc. as of October 31, 2003 and 2002 is as follows:

Balance Sheet	2003	2002
Current assets	$5,544,000	$6,922,000
Fixed assets	708,000	1,417,000
Intangible and other assets	2,194,000	2,598,000
Total assets	$8,446,000	$10,937,000

Current liabilities	$1,766,000	$1,293,000
Stockholder equity	6,680,000	9,644,000
Total liabilities and equity	$8,446,000	$10,937,000

Income statement, years ended October 31	2003	2002
Net revenues	$8,765,000	$7,474,000
Gross profit	4,778,000	3,037,000
Total expenses	9,014,000	9,973,000
Net loss	$(4,123,000)	$(6,875,000)

Note 3. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2003	2002
Raw Materials	$552,507	$523,716
Work In Process	90,707	82,244
Finished Goods	114,889	132,052
Total Inventories	$758,103	$738,012

Note 4. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2003	2002
Equipment	$339,121	$324,258
Furniture and Fixtures	533,066	523,312
Building	1,341,351	1,341,351
Land	414,540	414,540
	2,628,078	2,603,461
Less Accumulated Depreciation	1,157,945	1,059,315
Total Property and Equipment	$1,470,133	$1,544,146

Note 5. Accrued Expenses

Accrued expenses include the following:

	2003	2002

Wages and Commissions	$233,170	$180,119
Other	29,973	31,793
Total Accrued Expenses	$263,143	$211,912

Note 6. Commitments

Lease commitments:

The Company is leasing office equipment under operating leases expiring at various dates through 2005.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2004	$24,616
2005	2,037
Total Minimum Lease Payments	$26,653

Rental expense charged to operations was $31,055, $26,000, and $41,818 for years ended December 31, 2003, 2002, and 2001, respectively.

Note 7. Common Stock Options and Stock Purchase Plan

Stock-based compensation:

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its common stock. The Company granted no options under this plan during 2003, and at December 31, 2003, 116,250 shares remained available for grant under this plan. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its common stock to its full-time employees. During 2003, 2002, and 2001, 3,512,  647, and 3,218 shares, respectively, were issued under this plan. At December 31, 2003, 95,813 shares were available for future issuance.

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

A summary of stock options outstanding and exercisable under the plans are as follows:

	Number of Shares
	Incentive Options		Director Options
	Stock Options	Weighted Avg. Exercise Price	Stock Options	Weighted Avg Exercise Price
Balance, December 31, 2000	151,500	2.12	84,750	2.64
Granted	96,500	2.45	9,000	2.89
Exercised	(1,950)	1.59	0	0
Expired	0	0.00	(6,750)	2.33
Forfeited	(9,000)	2.75	0	0.00
Balance, December 31, 2001	237,050	2.23	87,000	2.69
Granted	10,000	3.14	9,000	4.49
Exercised	(21,600)	1.68	(11,750)	3.17
Expired	0	0.00	(1,750)	3.17
Forfeited	0	0.00	0	0.00
Balance, December 31, 2002	225,450	2.33	82,500	2.81
Granted	0	0.00	0	0.00
Exercised	(15,750)	1.68	0	0.00
Expired	0	0.00	(13,500)	3.17
Forfeited	(19,450)	2.90	0	0.00

Balance, December 31, 2003	190,250	$2.33	69,000	$2.74

Options Exercisable at December 31, 2003	159,800	$2.27	69,000	$2.74

Price range of outstanding options:

As of December 31, 2003
	Incentive Options	Directors Options

Price Range	$1.33 to $3.50	$2.00 to $4.49
Expiration Dates	2007 to 2012	2004 to 2012

The following table summarizes stock options outstanding at December 31, 2003:

Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price

$1.33 - $1.99	36,000	5.79	$1.46
$2.00 - $2.99	189,750	5.29	$2.41
$3.00 - $4.49	33,500	7.78	$3.64

Stock purchase plan:

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Note 8. Benefit Plans

Employee stock ownership plan:

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 136,088 shares of the Company’s stock at December 31, 2003. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2003.

ESOP compensation expense was $18,000, $18,000, and $75,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2003, 136,088 shares of the Company’s stock, with an aggregate fair market value of approximately $564,766, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan:

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2003, 2002 and 2001 other than its matching of 401(k) salary reductions.

Note 9. Income Taxes

The components of the income tax provision for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001

Current:
Federal	$292,700	$580,500	$1,681,700
State	36,300	46,500	157,700
Deferred:
Federal	(9,000)	12,600	26,200
State	0	1,100	(200)
Total Federal and State Income Taxes	$320,000	$640,700	$1,865,400

The provision for income taxes for the years ended December 31, 2003, 2002, and 2001 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2003	2002	2001

Computed “Expected” Tax Expense	$52,000	$437,500	$1,753,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	24,000	28,700	104,100
Credits	(20,000)	(35,800)	(27,700)
Other	14,000	18,600	(66,000)
Tax on losses of equity method investee	250,000	191,700	102,000
Total Federal and State Income Taxes	$320,000	$640,700	$1,865,400

The components of the net deferred tax asset (liability) consist of:

	2003	2002
Deferred Tax Assets:
Vacation Disallowance	$24,200	$19,000
Allowance for Doubtful Accounts	2,200	2,400
Investment in Equity Method Investee	867,120	588,050
Valuation Allowance	(867,120)	(588,050)
Total Deferred Tax Assets	$26,400	$21,400
Deferred Tax Liabilities:
Depreciation	$(26,000)	$(30,000)
Net Unrealized Gain on Investments	(4,821,400)	(1,446,000)
Total Deferred Tax Liabilities	$(4,847,550)	$(1,476,000)
Net Deferred Tax Asset (Liability)	$(4,821,000)	$(1,454,600)

Note 10. Stock Split

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

Note 11. Discontinued Operations

On May 14, 2001, the Company disposed of its brazing torches segment through a sale of all of its shares of stock in Microflame, Inc. to an unrelated party. The Company has restated its prior financial statements to present the operating results of the brazing torch operations as discontinued. Summary of the operating information for this segment is as follows:

	Years Ended December 31,
	2003	2002	2001

Revenue	$0	$0	$61,443
Income Tax Expense (Benefit)	$0	$0	$(1,839)

Proceeds on the sale of the operations include a $5,000 cash payment and a note receivable for $36,000. The note is payable in 36-monthly payments of $1,000 plus interest at 9.5%. The note is secured by the stock of Microflame, Inc. The tax benefit resulting from the loss on the disposal of its investment is $30,000.

Note 12. Segment Information

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

The following is financial information relating to the continuing operating segments:

	2003	2002	2001

Net Revenues
Production Monitoring	$3,757,058	$3,718,829	$3,889,709
Character Recognition	600,457	759,303	735,596
Investments	0	0	0
Total	4,357,515	4,478,132	4,625,305
Sales in Foreign Countries
Production Monitoring	233,542	249,830	283,779
Character Recognition	37,846	45,129	32,011
Investments	0	0	0
Total	271,388	294,959	315,790
Interest Income
Production Monitoring	23,505	101,216	23,687
Character Recognition	0	0	0
Investments	38,182	121,461	95,501
Total	61,687	222,677	119,188
Depreciation Expense
Production Monitoring	95,121	78,960	143,283
Character Recognition	3,508	18,638	10,072
Investments	0	0	0
Total	98,629	97,598	153,355
Capital Purchases
Production Monitoring	24,616	161,267	21,247
Character Recognition	0	0	0
Investments	0	0	0
Total	24,616	161,267	21,247
Total Assets
Production Monitoring	5,269,392	5,063,397	4,793,324
Character Recognition	5,285	5,285	5,285
Investments	17,961,819	9,603,762	17,739,985
Total	23,236,496	14,672,444	22,538,594
Net Income (Loss) Before Taxes and Discontinued Operations
Production Monitoring	180,478	(183,674)	(149,742)
Character Recognition	(82,013)	(166,635)	35,499
Investments	77,454	1,637,033	5,270,277
Total	175,919	1,286,724	5,155,984

Item 8—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None other than as reported in a Form 8-K filed and dated June 24, 2003 announcing that it had changed its independent auditor.

Item 8A—Controls and Procedures.

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

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting to be held April 14, 2004.

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Item 9 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management”, “Election of Directors—Proposals #1 and #2” and “Section 16(a) Beneficial Ownership Reporting Compliance” which appear in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

Electro-Sensors has adopted a Code of Ethics and Business Conduct, which is available at no charge to any stockholder who sends a request for a paper copy to Electro-Sensors, Inc., 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108.  The code of Ethics and Business Conduct applies to our officers, directors and employees.  Electro-Sensors intends to file a Form 8-K under Item 10 any amendment to, or waiver from, a provision of its code of ethics that applies to our officers, directors and employees and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-B.

Item 10—Executive Compensation

The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation” which appears in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 11—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” which appears in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

The following table provides information as of December 31, 2003 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	259,250	$2.07	360,250
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Totals	259,250	$2.07	360,250

Item 12—Certain Relationships and Related Transactions

Not applicable.

Item 13—Exhibits and Reports on Form 8-K

Exhibits

See “Exhibit Index” on the page following the signatures.

Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter ended December 31, 2003.

Item 14—Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” which appears in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer
Date:	March 18, 2004

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

Signature	Title	Date

Bradley D. Slye	Chairman, President and Director (CEO and Principal Accounting Officer)	March 18, 2004

Peter R. Peterson	Director and Secretary	March 18, 2004

John S. Strom	Director	March 18, 2004

Joseph A. Marino	Director	March 18, 2004

Geoffrey W. Miller	Director	March 18, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2003	Commission File No. 0-9587

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Articles of Incorporation, as amended-incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-K*
3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB*
**10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders*
**10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB*
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company-Minnesota Senstar Corporation—Minnesota
23.1	Consent of Independent Certified Public Accountants—Virchow, Krause & Company, LLC
23.2	Consent of Independent Certified Public Accountants—Schweitzer Karon & Bremer, LLC
24	Power of Attorney from Certain Directors and Officers (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Letter to Shareholders dated March 18, 2004
99.2	Investor Information

*                                         Incorporated by reference to a previously filed report or document—SEC File No. 0-9587

**                                  Management contract or compensatory plan or arrangement