Form 10QSB
period 2004-03-31
ELECTRO SENSORS INC
filed 2004-05-14
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on May 14, 2004 was 3,210,999.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended March 31, 2004

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,895,213	$6,863,046
Investments	10,744,555	13,415,625
Trade receivables, less allowance for doubtful accounts of $9,000 and $6,000, respectively	539,568	515,351
Inventories	801,554	758,103
Other current assets	66,152	62,123

Total current assets	19,047,042	21,614,248

Property and equipment, net	1,447,841	1,470,133

Investment in equity method investee	87,421	152,115

TOTAL ASSETS	$20,582,304	$23,236,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$143,568	$106,065
Accrued expenses	208,418	263,143
Deferred revenue	54,129	48,022
Deferred income tax	3,893,117	4,795,000
Accrued income tax	109,570	96,196

Total current liabilities	4,408,802	5,308,426

Deferred income taxes	26,000	26,000

TOTAL LIABILITIES	$4,434,802	$5,334,426

STOCKHOLDERS’ EQUITY

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued 3,185,999 and 3,174,522 shares, respectively.	318,600	317,452
Additional paid-in capital	1,028,304	999,762
Retained earnings	8,280,707	8,304,737
Accumulated other comprehensive income	6,519,891	8,280,119

TOTAL STOCKHOLDERS’ EQUITY	16,147,502	17,902,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,582,304	$23,236,496

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net sales	$1,216,011	$986,539
Cost of goods sold	466,455	400,522

Gross profit	749,556	586,017

Operating expenses:

Selling and marketing	314,977	315,989
General and administrative	320,554	297,845
Research and development	170,795	211,598

Total operating expenses	806,326	825,432

Operating income (loss)	(56,770)	(239,415)

Non-operating income (expense):

Gain on sale of investment securities	323,972	12,104
Interest income	10,791	16,123
Other income (expense)	3,303	(246)
Equity in losses of equity method investee	(64,694)	(195,471)

Total non-operating income (expense)	273,372	(167,490)

Income (loss) before income taxes	216,602	(406,906)

Federal and state income tax provision (benefit)	113,252	(79,950)

Net income (loss)	$103,350	$(326,955)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.03	$(0.10)
Weighted average shares	3,181,117	3,159,167

Diluted
Net income (loss) per share	$0.03	$(0.10)
Weighted average shares	3,300,097	3,159,167

Dividends paid per share	$0.04	$0.03

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities

Net income (loss)	$103,348	$(326,955)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	22,292	27,076
Realized (gain)/loss on sale of investments	(323,972)	(12,104)
Equity in loss of equity method investee	64,694	195,471
(Increase)/decrease in:
Trade receivables	(24,217)	13,397
Inventory	(43,451)	17,411
Other current assets	(4,029)	2,995
Prepaid income taxes	0	(79,951)
Increase/(decrease) in:
Accounts payable	37,503	(77,868)
Accrued expenses	(54,725)	(32,564)
Deferred revenue	6,107	(10,011)
Accrued income taxes	13,374	0

Net cash provided by/(used) in operating activities	(203,076)	(283,103)

Cash flows from investing activities:

Proceeds from sale of investments	448,986	12,374
Purchase of equity securities	(116,055)	0
Purchase of property and equipment	0	(14,180)

Net cash provided by/(used) in investing activities	332,931	(1,806)

Cash flows from financing activities:

Proceeds from issuance of stock	29,690	10,272
Dividends paid	(127,378)	(93,971)

Net cash provided by/(used) in financing activities	(97,688)	(83,699)

Net increase/(decrease) in cash & cash equivalents	32,167	(368,606)

Cash & cash equivalents, beginning	6,863,046	6,723,160
Cash & cash equivalents, ending	6,895,213	6,354,554

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain/ (loss) on investments	$(2,662,111)	$(696,701)

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiary ESI Investment Company. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

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

ESI Investment Company (INV) owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000.  August Technology Corporation designs, manufactures, and sells automated defect inspection systems used in the manufacture of microelectronic devices.  Since then, the Company has recognized income from the sale of its holdings in August Technology Corporation. See Note 2 for additional information regarding its investments. During May 2002, ESI Investment participated in a rights offering by PPT Vision, Inc. (PPTV).  As a result of the additional investment in PPTV, the Company has changed its reporting of this investment to the equity method of accounting. The Company’s investments in marketable securities are subject to normal market risks.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three month periods ended March 31, 2004 and March 31, 2003. The results of interim periods may not be indicative of results to be expected for the year.

The Balance Sheet at December 31, 2003 has been derived from the Company’s audited financial statements for the year ended December 31, 2003, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended March 31,
	2004	2003
Net income (loss):
As reported	$103,350	$(326,955)
Pro forma	$97,571	$(333,937)
Basic net income (loss) per common share:
As reported	$0.03	$(0.10)
Pro forma	$0.03	$(0.11)
Diluted net income (loss) per common share:
As reported	$0.03	$(0.10)
Pro forma	$0.03	$(0.10)
Stock based compensation:
As reported	0	0
Pro forma	$5,779	$6,982

In determining the compensation cost of options granted during the three months ended March 31, 2004 and March 31, 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

Three Months Ended March 31,
	2004	2003

Risk-free interest rate	N/A	N/A
Expected life of options granted	N/A	N/A
Expected volatility	N/A	N/A
Expected dividend yield	N/A	N/A

Note 5.  Net Income (loss) Per Share

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended March 31, 2004, 118,980 shares of common stock equivalents were included in the computation of diluted net income (loss) per share.  For the three months ended March 31, 2004, the company had a loss, resulting in all shares being anti-dilutive.

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

At March 31, 2004, the Company owned 2,207,036 shares of PPTV, which is 18.7% of PPTV’s outstanding common stock.  The fair value of its holdings based on the quoted market price at March 31, 2004 was approximately $3,354,695.  The Company exercised its warrants to purchase 549,084 additional shares of PPTV common stock at a per share price of $0.70 on September 29, 2003.  The Company holds no more warrants to purchase additional PPTV common stock.

In connection with a 2002 additional investment in PPTV, it was determined, solely for financial accounting purposes, that the Company could likely exercise significant influence over the operations of PPTV.  As a result, its ownership interest is reported using the equity method of accounting for investments.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

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

	Three Months Ended March 31,
	2004	2003
Net Income (Loss)	$103,350	$(326,955)

Other Comprehensive Gain (Loss):
Change in unrealized value of investments, net of income taxes	(1,528,365)	(688,701)

Less:
Reclassification adjustment for gains included in net income (loss)	(231,863)	(8,000)

Total comprehensive income (loss)	$(1,656,878)	$(1,023,656)

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

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended March 31,
	2004	2003
External sales
Production monitoring	$1,007,083	$844,013
Character recognition	208,928	142,526
Investments	0	0
Total	$1,216,011	$986,539

Income (loss) before income taxes
Production monitoring	$76,415	$(121,939)
Character recognition	(13,492)	(28,670)
Investments	153,679	(256,297)
Total	$216,602	$(406,906)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended March 31, 2004 increased $229,472 or 23.3% when compared to net sales for the same period in 2003.

The increase from the three-months ending March 31, 2004 when compared to the same period in 2003, includes an increase in net sales from the controls division of $163,070 or 19.3%.  The controls division has experienced a sharp increase in sales for the first quarter of 2004 due in large part to the recovery in the US economy and increased capital spending by our installed customer base.   The bulk of our sales volume continues to be derived from the Speed Monitoring product lines to the grain and feed markets, as well as other key industrial markets.

The character recognition division had an increase in net sales of $66,402 or 46.6% when comparing the three months ending March 31, 2004 to the same period in 2003.  The ExpertScan software product has become the leading product for the division and is well-received by customers for its performance and ease of use.

Cost of Goods Sold

The Company’s cost of goods sold increased $65,933 or 16.5% for the three months ended March 31, 2004 when comparing the same period in 2003.  This increase is a direct result of increased sales for both divisions.

Gross Profit

Gross margins for the three-month period ended March 31, 2004 were 61.6% versus 59.4% for the same period of the prior fiscal year. In line with the cost of sales decrease, the increases in margins are due to the Company’s efforts to reduce production costs.

Operating Expenses

Total operating expenses decreased $19,106 or 2.3% for the three months ended March 31, 2004 when compared to the same period of the prior year.  Of this decrease, the controls division contributes $88,290 or 13.6% which is offset by an increase in operating expenses for both the character recognition division and the investment company.  The character recognition division’s increase in operating expenses is $43,033 or 24.2%, the investment company contributes an increase of $26,151, or 100%.

Selling and marketing costs decreased $1,012 or 0.3% for the three months ended March 31, 2004 when compared to the same period in 2003.  Of this decrease, the Controls Division contributed $14,523 or 6.2%, which is offset by an increase from ADS of $13,511 or 16.7%.  Marketing communications development for product launches, new literature, and ad development are the predominant expenses in the increase for the character recognition division.  The decrease in selling and marketing costs for the controls division is due to personnel change over and less travel expense when comparing the three months ended March 31, 2004 to the same period for 2003.

General and administrative costs increased $22,709 or 7.6% for the three months ended March 31, 2004 compared to the same period in 2003. Of this increase, the controls division contributed a decrease of $12,878 or 4.7% offset by an increase of $9,435 or 35.5% from the character recognition division.  The decrease in general and administrative costs from the controls division is due to a few key expenses, mainly general liability insurance, and some personnel costs.  This decrease is offset with the increase in costs for being a publicly held company.  The increase in general and administrative costs for the character recognition division is solely due to increased costs of being a publicly held company.  The other expenses for general and administrative in the character recognition division remained level when comparing the three months ended March 31, 2004 to the same period for the prior year.

Research and development costs decreased $40,803 or 19.3% for the three months ended March 31, 2004 compared to the same period in 2003.  Of this decrease, the controls division contributed $60,889 or 43.0% which is offset by an increase in the character recognition division of $20,087 or 28.7%.  The decrease in the controls division is due to reduced outside development costs in both contract engineering and prototype development.  The increase in the character recognition division is due to increased personnel.

Non-Operating Income (Loss)

Non-operating income increased by $440,862 for the three-month period ending March 31, 2004 compared to the same period for 2003.  Also contributing to the increase in non-operating income is the equity losses of equity method for PPT.  For the three months ending March 31, 2003, there was a loss of $195,471, for the same period in 2004, there was a loss of $64,694, a difference of $130,777 or 66.9%.

Income (Loss) Before Income Taxes

Income (loss) before income taxes increased $623,508 to an income of $216,602 for the three-month period ending March 31, 2004 compared to the same period in 2003.

The controls division had income before income taxes of $76,416 for the three months ending March 31, 2004 compared to a net loss of $121,019 for the same period in 2003.  In addition to the increased sales for the controls division, our efforts to reduce operating expenses contribute to the net income before income taxes.

ADS had a net loss before income taxes of $13,492 for the three months ending March 31, 2004 compared to the net loss before income taxes of $28,669 for same period in 2003. This increase in net income before income taxes is mainly attributable to reduced research and development costs related to contract software development.

Investment income from investment securities increased $409,975 for an income before income taxes of $153,678 for the three months ending March 31, 2004 compared to the same period in 2003.  This increase is explained under the section titled non-operating income (loss) in the management’s discussion and analysis section of this 10-QSB filing.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,895,213 at March 31, 2004 and $6,354,554 at March 31, 2003.  Cash used in operating activities of $203,076 for the three months ended March 31, 2004 was primarily a result of our net loss adjusted for non-cash charges.

Cash provided by investing activities was $332,931 for the three-month period ended March 31, 2004 and cash used in investing activities was $1,806 at March 31, 2003.  Proceeds from the sale of investments for the three months ended March 31, 2004 increased to $448,986 from $12,374 when compared to the same period in 2003.

Cash used in financing activities was $97,688 and $83,699 for the three months ended March 31, 2004 and March 31, 2003, respectively.  During the three months ended March 31, 2004 and 2003, the Company paid aggregate dividends of $127,378 and $93,971, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

The primary investments in the Investment division are 678,715 shares of August Technology Corporation and 2,207,036 shares of PPT Vision, Inc. both of which are traded on the Nasdaq Stock Exchange.  The PPT Vision investment is accounted for under the equity method of accounting.  These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.  Investment division holdings are periodically sold as deemed by management.

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

All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.  The forward-looking statements of the Company are subject to risks and uncertainties.  Some of the factors that could cause future results to differ materially from the Company’s recent results or those projected in the forward-looking statements are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

Electro-Sensors, Inc.

May 14, 2004	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2004

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002