Form 10QSB
period 2004-06-30
ELECTRO SENSORS INC
filed 2004-08-13
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on August 13, 2004 was 3,216,999.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended June 30, 2004

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,718,330	$6,863,046
Investments	8,796,095	13,415,625
Trade receivables, less allowance for doubtful accounts of $10,111 and $6,000, respectively	489,645	515,351
Inventories	818,473	758,103
Other current assets	48,000	62,123

Total current assets	16,870,543	21,614,248

Property and equipment, net	1,445,394	1,470,133

Investment in equity method investee	186,957	152,115

TOTAL ASSETS	$18,502,894	$23,236,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$91,050	$106,065
Accrued expenses	216,121	263,143
Deferred revenue	58,221	48,022
Deferred income tax	3,153,306	4,795,000
Accrued income tax	28,983	96,196

Total current liabilities	3,547,681	5,308,426

Deferred income taxes	26,000	26,000

TOTAL LIABILITIES	$3,573,681	$5,334,426

STOCKHOLDERS’ EQUITY

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued 3,216,999 and 3,174,522 shares, respectively.	321,700	317,452
Additional paid-in capital	1,099,331	999,762
Retained earnings	8,195,351	8,304,737
Accumulated other comprehensive income	5,312,831	8,280,119

TOTAL STOCKHOLDERS’ EQUITY	14,929,213	17,902,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,502,894	$23,236,496

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$1,205,554	$1,024,247	$2,421,565	$2,010,786
Cost of goods sold	449,164	385,742	915,618	786,264

Gross profit	756,390	638,505	1,505,947	1,224,522

Operating expenses:

Selling and marketing	312,278	295,240	627,256	611,230
General and administrative	199,546	238,686	520,100	536,531
Research and development	189,738	206,026	360,533	417,624

Total operating expenses	701,562	739,953	1,507,889	1,565,385

Operating income (loss)	54,828	(101,448)	(1,942)	(340,863)

Non-operating income (expense):

Gain on sale of investment securities	102,324	17,425	426,296	29,528
Interest income	12,974	15,389	23,765	31,513
Other income (expense)	3,135	4,055	6,438	4,729
Equity in losses of equity method investee	(60,464)	(291,448)	(125,158)	(486,919)

Total non-operating income (expense)	57,969	(254,579)	331,341	(421,149)

Income (loss) before income taxes	112,797	(356,027)	329,399	(762,012)

Federal and state income tax provision (benefit)	69,713	(72,578)	182,965	(152,528)

Net income (loss)	$43,084	$(283,449)	$146,434	$(609,484)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.01	$(0.09)	$0.05	$(0.19)
Weighted average shares	3,205,458	3,161,622	3,194,043	3,160,373

Diluted
Net income (loss) per share	$0.01	$(0.09)	$0.04	$(0.19)
Weighted average shares	3,310,149	3,161,622	3,305,879	3,160,373

Dividends paid per share	$0.04	$0.03	$0.08	$0.06

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities

Net income (loss)	$146,434	$(609,484)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	44,622	53,814
Realized (gain)/loss on sale of investments	(426,296)	(29,528)
Equity in loss of equity method investee	125,158	486,919
(Increase)/decrease in:
Trade receivables	25,706	75,616
Inventory	(60,370)	(15,710)
Other current assets	14,123	(18,882)
Prepaid income taxes	0	(135,378)
Increase/(decrease) in:
Accounts payable	(15,015)	(72,350)
Accrued expenses	(47,022)	(108,592)
Deferred revenue	10,199	(6,746)
Accrued income taxes	(67,213)	0

Net cash provided by/(used) in operating activities	(249,674)	(380,321)

Cash flows from investing activities:

Proceeds from sale of investments	689,986	30,935
Purchase of equity securities	(253,142)	0
Payment for purchase of investments	(160,000)	0
Purchase of property and equipment	(19,883)	(17,789)

Net cash provided by/(used) in investing activities	256,961	13,146

Cash flows from financing activities:

Proceeds from issuance of stock	103,817	14,270
Dividends paid	(255,820)	(189,719)

Net cash provided by/(used) in financing activities	(152,003)	(175,449)

Net increase/(decrease) in cash & cash equivalents	(144,716)	(542,624)

Cash & cash equivalents, beginning	6,863,046	6,723,160
Cash & cash equivalents, ending	6,718,330	6,180,536

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain/ (loss) on investments	$(4,608,982)	$964,152

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

ESI Investment Company (INV) owns equity securities in August Technology Corporation and PPTV Vision Inc. (PPTV), and membership interests in a la mode, LLC, among other investments.  Shares of August Technology common stock have experienced significant appreciation in value since its initial public offering in 2000.  ESI Investment acquired shares of PPTV in May 2002 and September 2003.  In May 2002, the Company adopted the equity method of accounting for its investments in PPTV.  In April 2004, ESI Investment purchased 20% of a la mode, LLC’s membership interests for $160,000.  The Company has adopted the equity method of accounting to report this investment.  The Company’s investments in securities are subject to market and other investment risks.  See Note 6 for additional information regarding INV’s investments.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and six-month periods ended June 30, 2004 and June 30, 2003. The results of interim periods may not be indicative of results to be expected for the year.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$43,084	$(282,529)	$146,434	$(609,484)
Pro forma	$37,305	$(288,032)	$134,875	$(620,490)
Basic net income (loss) per common share:
As reported	0.01	(0.09)	0.05	(0.19)
Pro forma	0.01	(0.09)	0.04	(0.19)
Diluted net income (loss) per common share:
As reported	0.01	(0.09)	0.04	(0.19)
Pro forma	0.01	(0.09)	0.04	(0.19)
Stock based compensation:
As reported	0	0	0	0
Pro forma	$5,779	$5,503	$11,559	$11,006

The company did not grant any options during the three-months ended June 30, 2004.

Note 5.  Net Income (Loss) Per Share

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended June 30, 2004, 104,691 shares of common stock equivalents were included in the computation of diluted net income (loss) per share.  For the six months ended June 30, 2004, 111,836 shares of common stock equivalents were included in the computation of diluted net income (loss) per share.  For the three and six months ended June 30, 2003, the shares were anti-dilutive.

Note 6.  Investments

INV’s investments consist of equity securities, primarily common stocks, government debt securities and money market funds. The estimated fair value of publicly traded equity securities (other than those accounted for based upon the equity method of accounting) is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations.  Shares of common stock for which there is no readily determinable value (i.e., no quoted market price) are accounted for on an historical cost method (unless accounted for based upon the equity method of accounting).  Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

Since the Company generally does not buy investments in anticipation of short-term fluctuations in market prices, investments in equity securities are classified as available-for-sale (unless accounted for on the equity method of accounting).  Available-for-sale securities with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders’ equity.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary (unless accounted for on the equity method of accounting), are included in income in the period realized.

At June 30, 2004, the Company owned 671,215 shares of August Technology, the fair value of its holdings based on the quoted market price at June 30, 2004 was approximately $8,417,036.  Shares of August Technology common stock are eligible for trading on the Nasdaq National Market.  The Company’s investment in August Technology are classified as available-for-sale securities.

At June 30, 2004, the Company owned 2,207,036 shares of PPTV, which is 18.7% of PPTV’s outstanding common stock.  The fair value of its holdings based on the quoted market price at June 30, 2004 was approximately $2,946,393.  Shares of PPTV common stock are eligible for trading on the Nasdaq SmallCap Market.  The Company exercised warrants to purchase 549,084 additional shares of PPTV common stock at a per share price of $0.70 in September 2003.  The Company holds no more warrants to purchase additional PPTV common stock.  In connection with a 2002 investment in PPTV, the Company determined, solely for financial accounting purposes, that it could likely exercise significant influence over the operations of PPTV.  As a result, the Company’s ownership interest is reported using the equity method of accounting.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

In April 2004, ESI Investment purchased 20% of a la mode, LLC’s outstanding membership interests for $160,000.  The Company has adopted the equity method of accounting for this investment.

Under the equity method of accounting, the Company’s proportionate share of PPTV and a la mode income or loss is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment.

Note 7.  Comprehensive Income

Comprehensive income includes the Company’s net income (loss) plus other comprehensive income items that are excluded from net income (loss).  The Company’s other income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income (Loss)	$43,084	$(283,449)	$146,434	$(609,484)

Other Comprehensive Gain (Loss):
Change in unrealized value investments, net	(1,141,219)	1,289,165	(2,669,584)	600,464

Less:
Reclassification adjustment for gains included in net income	(65,841)	(10,900)	(297,704)	(18,900)

Total comprehensive income (loss)	$(1,163,976)	994,816	(2,820,854)	(27,920)

Note 8.  Segment Information

The Company has three reportable operating segments based on the nature of its product lines:  production monitoring, character recognition, and investments.  The production monitoring division (or Controls Division) manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery.  The character recognition division (or ADS) designs and markets a desktop software-based system that reads hand-printed characters, checkmarks, and bar code information from scanned or faxed forms.  Sales of this system include software and can include hardware.  The investments division (or INV) holds investments in freely tradeable and restricted securities.

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
External sales
Production monitoring	$1,052,631	$878,317	$2,059,715	$1,722,330
Character recognition	152,923	145,930	361,850	288,456
Investments	0	0	0	0
Total	$1,205,554	$1,024,247	$2,421,565	$2,010,786

Net income before taxes and discontinued operations
Production monitoring	$199,985	$14,189	$276,402	$(106,829)
Character recognition	(29,170)	(14,162)	(42,663)	(42,832)
Investments	(58,018)	(356,054)	95,660	(612,351)
Total	$112,797	$(356,027)	$329,399	$(762,012)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2004 increased $181,307 or 17.7% when compared to net sales for the same period in 2003.  For the six-month period ended June 30, 2004, net sales increased $410,779 or 20.4% when compared to the same period in 2003.

The increase from the three-months ended June 30, 2004 from the same period in 2003, includes an increase in net sales from the Controls Division of $174,314 or 19.8%.  For the six-months ended June 30, 2004 compared to the same period in 2003, the Controls Division contributed an increase in net sales of $337,385 or 19.6%.  The Controls Division has experienced an increase in sales for the first and second quarter of 2004 due in part to the recovery in the US economy and increased capital spending by our installed customer base.   The bulk of our sales volume continues to be derived from the Speed Monitoring product lines to the grain and feed markets, as well as other key industrial markets.

ADS had an increase in net sales of $6,993 or 4.8% from the three months ended June 30, 2004 to the same period in 2003.  For the six-months ended June 30, 2004 compared to the same period in 2003, ADS contributed an increase in net sales of $73,394 or 25.4%.  The ExpertScan software product has become the leading product for the division and is well-received by customers for its performance and ease of use.

Cost of Goods Sold

The Company’s cost of goods sold increased $63,422 or 16.4% for the three months ended June 30, 2004 from the same period in 2003.  For the six months ended June 30, 2004, the cost of goods sold increased by $129,354 or 16.5%.  These increases are a direct result of increased sales for both divisions.

Gross Profit

Gross margins for the three-month period ended June 30, 2004 were 62.7% versus 62.3% for the same period in 2003.  For the six months ended June 30, 2004 gross margins were 62.2% versus 60.9% for the same period in 2003.  The increases in margins are due primarily to the Company’s continuing efforts to effectively manage and reduce production costs.

Operating Expenses

Total operating expenses decreased $38,391 or 5.2% for the three months ended June 30, 2004 when compared to the same period of the prior year.  Of this decrease, the Controls Division contributed $69,526 or 12.5%, which is offset by an increase in operating expenses for both ADS and INV.  ADS’ increase in operating expenses was $8,563 or 4.6%, and INV contributed an increase of $22,572 or 100%.

For the six months ended June 30, 2004 operating expenses decreased $57,496 or 3.7% from the same period for 2003.  Of this decrease, the Controls Division contributed $157,953 or 13.1% which was offset by an increase in operating expenses for both ADS and INV.  ADS’ increase in operating expenses was $51,733 or 14.3%, INV contributed an increase of $48,723, or 100%.

Selling and marketing costs increased $17,038 or 5.8% for the three months ended June 30, 2004 when compared to the same period in 2003.  For the six months ended June 30, 2004, selling and marketing costs increased $16,026 or 2.6%.  Of the increase for the three months ended June 30, 2004, the Controls Division contributed $19,493 or 9.3%, which was offset by a decrease from ADS of $2,455 or 2.9%.  Of the increase for the six months ended June 30, 2004, the Controls Division contributed $4,970 or 1.1%, ADS contributed an increase of $11,056 or 6.6%.  Marketing communications development for product launches, new literature, and ad development are the predominant expenses in the increase for both ADS and the Controls Division.

General and administrative costs decreased $39,140 or 16.4% for the three months ended June 30, 2004 compared to the same period in 2003. For the six months ended June 30, 2004, general and administrative costs decreased $16,431 or 3.1%.  Of this decrease for the three months ended June 30, 2004, the Controls Division contributed a decrease of $55,960 or 25.6%, and ADS contributed a decrease of $5,752 or 28.7%, which were offset by an increase of $22,572 or 100% from INV.  Of the decrease for the six months ended June 30, 2004, the Controls Division contributed a decrease of $68,974 or 14.1%, offset by increases in both ADS and INV.  ADS increase for the six months ended June 30, 2004 was $3,820 or 8.2%, and INV contributed an increase of $48,723 or 100%.  The overall decrease in general and administrative costs from the Controls Division was due to a few key expenses, mainly general liability insurance, and some personnel costs.  This decrease was offset by increasing costs of being a publicly held company.

Research and development costs decreased $16,288 or 7.9% for the three months ended June 30, 2004 compared to the same period in 2003.  For the six months ended June 30, 2004 compared to the same period in 2003, research and development costs decreased $57,091 or 13.7%.  Of the decrease for the three months ended June 30, 2004, the Controls Division contributed $33,059 or 26.1%, which was offset by an increase in ADS of $16,771 or 21.1%.  For the six months ended June 30, 2004, compared to the same period in 2003, the Controls Division contributed a decrease of $93,948 or 35.0% offset by in increase from ADS of $36,857 or 24.7%.  The decrease in the Controls Division was due to reduced outside development costs in both contract engineering and prototype development.  The increase in ADS was due to increased personnel.

Non-Operating Income (Loss)

Non-operating income increased by $312,548 for the three-month period ended June 30, 2004 compared to the same period for 2003.  For the six months ended June 30, 2004, compared to the same period in 2003, non-operating income increased $752,490.

Gain on the sale of investment securities increased $84,899 for the three month period ended June 30, 2004, compared to the same period in 2003.  For the six month period ended June 30, 2004, gain on sale of investment securities increased $396,768 compared to the same period in 2003.

Interest income decreased $2,415 or 15.7% when comparing the three months ended June 30, 2004 to the same period in 2003.  For the six months ended June 30, 2004, the decrease was 7,748 or 24.6% when compared to the same period in 2003.  This decrease was due to the lowered interest rates on treasury bills.

The Company made an investment of $160,000 in a la mode, LLC in April 2004. The equity method of accounting is used to account for this investment.  The Company’s equity in a la mode’s losses was $60,464 for the three months ended June 30, 2004 compared to $291,448 for the same period in 2003.  For the six months ended June 30, 2004, the Company’s equity in a la mode’s losses was $125,158 compared to $486,919 for the same period in 2003.

Income (Loss) Before Income Taxes

Income before income taxes increased $468,824, to $112,797 for the three-month period ended June 30, 2004 compared to the same period in 2003.  For the six month period ended June 30, 2004, income before income taxes was $329,399, an increase of $1,091,411 when compared to the same period for 2003.

The Controls Division had income before income taxes of $199,984 for the three months ended June 30, 2004 compared to $14,189 for the same period in 2003, an increase of $185,795.  For the six months ended June 30, 2004, the Controls Division had income before taxes of $276,401 compared to a loss of $106,829 for the same period in 2003.  In addition to the increased sales for the Controls Division, our efforts to reduce operating expenses contributed to the increase in net income before income taxes.

ADS had a net loss before income taxes of $29,170 for the three months ended June 30, 2004 compared to the net loss before income taxes of $14,162 for same period in 2003. For the six months ended June 30, 2004, the Controls Division had a loss of $42,663 compared to a loss of $42,832 for the same period in 2003, or an increase of $169.

Investment income from investment securities increased $298,036 to a loss before income taxes of $58,018 for the three months ended June 30, 2004 compared to the same period in 2003.  For the six months ended June 30, 2004, investment income increased $708,011 to net income before income tax of $95,660.  These increases are explained under the section titled non-operating income (loss) in the management’s discussion and analysis section of this 10-QSB filing.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,718,330 at June 30, 2004 and $6,180,536 at June 30, 2003.  Cash used in operating activities of $409,674 for the six months ended June 30, 2004 was primarily a result of our net operating loss adjusted for non-cash charges.

Cash provided by investing activities was $416,962 for the six-month period ended June 30, 2004 and $13,146 for the same period in 2003.  Proceeds from the sale of investments for the six months ended June 30, 2004 increased to $689,987 from $30,935 when compared to the same period in 2003.

Cash used in financing activities was $152,003 and $175,449 for the six months ended June 30, 2004 and June 30, 2003, respectively.  During the six months ended June 30, 2004 and 2003, the Company paid aggregate dividends of $255,820 and $189,719, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 671,215 shares of August Technology Corporation and 2,207,036 shares of PPT Vision, Inc. both of which are traded on the Nasdaq Stock Exchange.  The investment in PPTV is accounted for under the equity method of accounting.  These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.

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

PART II – OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 14, 2004.

At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1.                                       Set the number of directors at five for the ensuing year.

For	Against	Abstention
2,845,663	21,446	1,600

2.                                       Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

	For	Against	Withheld
Bradley D. Slye	2,845,486	23,223	0
Peter R. Peterson	2,844,486	24,223	0
John S. Strom	2,845,486	23,223	0
Joseph A. Marino	2,845,486	23,223	0
Geoffrey W. Miller	2,845,486	23,223	0

3.                                       Ratification of the appointment of Virchow, Krause & Company, LLP as the Company’s independent accountants for the current fiscal year ending December 31, 2004.

For	Against	Abstention
2,864,834	1,300	2,575

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits - See Exhibit Index following signature page.

(b)                                 Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 13, 2004	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2004

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002