Form 10QSB
period 2004-09-30
ELECTRO SENSORS INC
filed 2004-11-15
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on November 15, 2004 was 3,218,345.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended September 30, 2004

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,620,384	$6,863,046
Investments	4,933,801	13,415,625
Trade receivables, less allowance for doubtful accounts of $7,483 and $6,000, respectively	575,581	515,351
Inventories	803,723	758,103
Prepaid income tax	52,860	0
Other current assets	63,988	62,123

Total current assets	13,050,337	21,614,248

Property and equipment, net	1,422,657	1,470,133

Investment in equity method investee	146,985	152,115

TOTAL ASSETS	$14,619,979	$23,236,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$159,818	$106,065
Accrued expenses	308,393	263,143
Deferred revenue	54,933	48,022
Deferred income tax	1,689,361	4,795,000
Accrued income tax	0	96,196

Total current liabilities	2,212,505	5,308,426

Deferred income taxes	26,000	26,000

TOTAL LIABILITIES	$2,238,505	$5,334,426

STOCKHOLDERS’ EQUITY

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued 3,218,345 and 3,174,522 shares, respectively.	321,835	317,452
Additional paid-in capital	1,103,948	999,762
Retained earnings	8,031,402	8,304,737
Accumulated other comprehensive income	2,924,289	8,280,119

TOTAL STOCKHOLDERS’ EQUITY	12,381,474	17,902,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,619,979	$23,236,496

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$1,242,642	$1,147,210	$3,664,207	$3,157,996
Cost of goods sold	452,669	429,515	1,368,288	1,215,441

Gross profit	789,973	717,695	2,295,919	1,942,555

Operating expenses:

Selling and marketing	340,529	268,218	967,785	879,448
General and administrative	254,515	205,108	774,615	741,639
Research and development	205,993	157,189	566,525	574,813

Total operating expenses	801,037	630,515	2,308,925	2,195,901

Operating income (loss)	(11,064)	87,180	(13,006)	(253,346)

Non-operating income (expense):

Gain (loss) on sale of investment securities	(957)	516,639	425,339	546,168
Interest income	18,931	11,633	42,696	43,146
Other income (expense)	2,304	870	8,742	5,598
Equity in losses of equity method investee	(39,972)	(207,303)	(165,130)	(694,222)

Total non-operating income (expense)	(19,694)	321,839	311,647	(99,310)

Income (loss) before income taxes	(30,758)	409,019	298,641	(352,656)

Federal and state income tax provision (benefit)	4,457	260,187	187,422	107,659

Net income (loss)	$(35,215)	$148,832	$111,219	$(460,315)

Net income (loss) per share data:

Basic
Net income (loss) per share	$(0.01)	$0.05	$0.03	$(0.15)
Weighted average shares	3,218,009	3,168,938	3,202,089	3,162,792

Diluted
Net income (loss) per share	$(0.01)	$0.05	$0.03	$(0.15)
Weighted average shares	3,326,575	3,235,272	3,312,835	3,162,792

Dividends paid per share	$0.04	$0.03	$0.12	$0.09

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities

Net income (loss)	$111,219	$(460,315)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	68,328	76,336
Realized (gain)/loss on sale of investments	(425,339)	(546,168)
Equity in loss of equity method investee	165,130	694,222
(Increase)/decrease in:
Trade receivables	(60,230)	(35,106)
Inventory	(45,620)	9,708
Other current assets	(1,865)	(7,305)
Prepaid income taxes	(52,860)	124,809
Increase/(decrease) in:
Accounts payable	53,753	(163,758)
Accrued expenses	45,250	(47,876)
Deferred revenue	6,911	(14,714)
Accrued income taxes	(96,196)	(91,650)

Net cash provided by/(used) in operating activities	(231,519)	(461,817)

Cash flows from investing activities:

Proceeds from sale of investments	771,895	587,864
Purchase of equity securities	(326,202)	0
Payment for purchase of investments	(160,000)	(384,359)
Purchase of property and equipment	(20,852)	(22,666)

Net cash provided by/(used) in investing activities	264,841	180,839

Cash flows from financing activities:

Proceeds from issuance of stock	108,569	35,241
Dividends paid	(384,554)	(284,677)

Net cash provided by/(used) in financing activities	(275,985)	(249,436)

Net increase/(decrease) in cash & cash equivalents	(242,662)	(530,414)

Cash & cash equivalents, beginning	6,863,046	6,723,160
Cash & cash equivalents, ending	6,620,384	6,192,746

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain/ (loss) on investments	$(8,461,469)	$4,181,048

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

The second business is AutoData Systems (ADS).  ADS designs and markets a desktop software-based system that reads hand printed characters, checkmarks and bar code information from scanned or faxed forms. ADS products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003. The results of interim periods may not be indicative of results to be expected for the year.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(35,215)	$148,832	$111,219	$(460,315)
Pro forma	$(68,225)	$141,199	$66,650	$(478,954)
Basic net income (loss) per common share:
As reported	(0.01)	0.05	0.03	(0.15)
Pro forma	(0.02)	0.04	0.02	(0.15)
Diluted net income (loss) per common share:
As reported	(0.01)	0.05	0.03	(0.15)
Pro forma	(0.02)	0.04	0.02	(0.15)
Stock based compensation:
As reported	0	0	0	0
Pro forma	$33,010	$7,633	$44,569	$18,639

In determining the compensation cost of options granted during the three and nine months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Risk-free interest rate	3.00%	N/A	3.00%	N/A
Expected life of options granted	5 years	N/A	5 years	N/A
Expected volatility	52.19%	N/A	52.19%	N/A
Expected dividend yield	0.00%	N/A	0.00%	N/A

Note 5.  Net Income (Loss) Per Share

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended September 30, 2004, 108,566 shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share as their effect was anti-dilutive due to our reported net loss for the period.  For the nine months ended September 30, 2004, 110,746 shares of common stock equivalents were included in the computation of diluted net income (loss) per share.  For the three months ended June 30, 2003, 66,334 shares of common stock equivalents were included in the computation of diluted net income (loss) per share.  For the nine months ended September 30, 2003, the shares were anti-dilutive.

Options to purchase 9,000 shares of common stock with a weighted average exercise price of $4.49 were outstanding for the three months ending September 30, 2004, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.

Note 6.  Investments

INV’s investments consist of equity securities, primarily common stocks, government debt securities and money market funds. The estimated fair value of publicly traded equity securities (other than those accounted for based upon the equity method of accounting) is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations.  Shares of common stock for which there is no readily determinable value (i.e., no quoted market price) are accounted for on a historical cost method (unless accounted for based upon the equity method of accounting).  Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

At September 30, 2004, the Company owned 671,215 shares of August Technology.  The fair value of its holdings based on the quoted market price at September 30, 2004 was approximately $4,611,247.  Shares of August Technology common stock are eligible for trading on the Nasdaq National Market.  The Company’s investment in August Technology are classified as available-for-sale securities.

At September 30, 2004, the Company owned 2,207,036 shares of PPTV, which is 18.2% of PPTV’s outstanding common stock.  The fair value of its holdings based on the quoted market price at September 30, 2004 was approximately $1,677,347.  Shares of PPTV common stock are eligible for trading on the Nasdaq SmallCap Market.  The Company exercised warrants to purchase 549,084 additional shares of PPTV common stock at a per share price of $0.70 in September 2003.  The Company holds no more warrants to purchase additional PPTV common stock.  In connection with a 2002 investment in PPTV, the Company determined, solely for financial accounting purposes, that it could likely exercise significant influence over the operations of PPTV.  As a result, the Company’s ownership interest is reported using the equity method of accounting.  The investment was previously reported as an available-for-sale security, showing the market value on the balance sheet and recording any unrealized gains and losses in other comprehensive income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss)	$(35,215)	$148,832	$111,219	$(460,315)

Other Comprehensive Gain (Loss):
Change in unrealized value investments, net	(2,388,542)	4,025,841	(5,355,830)	5,246,081

Less:
Reclassification adjustment for gains included in net income	0	(516,639)	(297,704)	(546,168)

Total comprehensive income (loss)	$(2,423,757)	$3,658,034	$(5,642,315)	$4,239,598

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

In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
External sales
Production monitoring	$1,030,770	$1,038,542	$3,090,484	$2,760,872
Character recognition	211,872	108,668	573,723	397,124
Investments	0	0	0	0
Total	$1,242,642	$1,147,210	$3,664,207	$3,157,996

Net income before taxes and discontinued operations
Production monitoring	$96,649	$216,009	$373,045	$109,517
Character recognition	8,939	(35,214)	(33,724)	(78,046)
Investments	(136,346)	228,222	(40,680)	(384,130)
Total	$(30,758)	$409,019	$298,641	$(352,656)

Certain expenses related to the conduct of our investment activities are included in general and administrative expenses in the accompanying consolidated statements of operations, but have been allocated to net income (loss) from our Investments segment in the above table.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended September 30, 2004 increased $95,432 or 8.3% when compared to net sales for the same period in 2003.  For the nine month period ended September 30, 2004, net sales increased $506,211 or 16.0% when compared to the same period in 2003.

The increase from the three months ended September 30, 2004 from the same period in 2003, includes a decrease in net sales from the Controls Division of $7,772 or 0.07%.  For the nine-months ended September 30, 2004 compared to the same period in 2003, the Controls Division contributed an increase in net sales of $329,612 or 11.9%.  The Controls Division has experienced an increase in sales for the first and second quarter of 2004 due in part to the recovery in the US economy and increased capital spending by our installed customer base.   The bulk of our sales volume continues to be derived from the Speed Monitoring product lines to the grain and feed markets, as well as other key industrial markets.

ADS had an increase in net sales of $103,204 or 95.0% from the three months ended September 30, 2004 to the same period in 2003.  For the nine months ended September 30, 2004 compared to the same period in 2003, ADS contributed an increase in net sales of $176,599 or 44.5%.  The ExpertScan software product has become the leading product for the division and is well-received by customers for its performance and ease of use.

Cost of Goods Sold

The Company’s cost of goods sold increased $23,154 or 5.4% for the three months ended September 30, 2004 from the same period in 2003.  For the nine months ended September 30, 2004, the cost of goods sold increased by $152,847 or 12.6%.  These increases are a direct result of increased sales for both divisions.

Gross Profit

Gross margins for the three month period ended September 30, 2004 were 63.6% versus 62.6% for the same period in 2003.  For the nine months ended September 30, 2004 gross margins were 62.7% versus 61.5% for the same period in 2003.  The increases in margins are due primarily to the Company’s continuing efforts to effectively manage and reduce production costs in both divisions.

Operating Expenses

Total operating expenses increased $170,522 or 27.0% for the three months ended September 30, 2004 when compared to the same period of the prior year.  Of this increase, the Controls Division contributed $110,200 or 24.0%, ADS’ contributed $37,788 or 22.0%, and INV contributed an increase of $22,534 or 100%.

For the nine months ended September 30, 2004 operating expenses increased $113,024 or 5.1% from the same period for 2003.  Of this increase, the Controls Division contributed a decrease of $47,752 or 2.9% which was offset by an increase in operating expenses for both ADS and INV.  ADS’ increase in operating expenses was $89,520 or 16.7%, and INV contributed an increase of $71,256, or 100%.

Selling and marketing costs increased $72,311 or 27.0% for the three months ended September 30, 2004 when compared to the same period in 2003.  For the nine months ended September 30, 2004, selling and marketing costs increased $88,337 or 10.0%.  Of the increase for the three months ended September 30, 2004, the Controls Division contributed $75,817 or 39.2%, which was offset by a decrease from ADS of $3,506 or 4.7%.  Of the increase for the nine months ended September 30, 2004, the Controls Division contributed $80,788 or 12.7%, ADS contributed an increase of $7,549 or 3.1%.  Marketing communications development for product launches, new literature, and ad development are the predominant expenses in the increase for both ADS and the Controls Division.

General and administrative costs increased $49,407 or 24.1% for the three months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, general and administrative costs increased $32,976 or 4.4%.  Of this increase for the three months ended September 30, 2004, the Controls Division contributed an increase of $18,591 or 9.7%, ADS contributed an increase of $8,283 or 62.0%, and INV contributed an increase of $22,533 or 100%.  Of the increase for the nine months ended September 30, 2004, the Controls Division contributed a decrease of $50,384 or 7.4%, offset by increases in both ADS and INV.  ADS increase for the nine months ended September 30, 2004 was $12,106 or 20.2%, and INV contributed an increase of $71,257 or 100%.  The overall decrease in general and administrative costs from the Controls Division was due to a few key expenses, mainly general liability insurance, and some personnel costs.  This decrease was offset by increasing costs of being a publicly held company.

Research and development costs increased $48,804 or 31.0% for the three months ended September 30, 2004 compared to the same period in 2003.  For the nine months ended September 30, 2004 compared to the same period in 2003, research and development costs decreased $8,289 or 1.4%.  Of the increase for the three months ended September 30, 2004, the Controls Division contributed $15,793 or 21.5%, and ADS contributed an increase of $33,011 or 39.4%.  For the nine months ended September 30, 2004, compared to the same period in 2003, the Controls Division contributed a decrease of $78,156 or 22.9% offset by in increase from ADS of $69,869 or 29.9%.  The decrease in the Controls Division was due to reduced outside development costs in both contract engineering and prototype development.  The increase in ADS was due to increased software development costs.

Non-Operating Income (Loss)

Non-operating income decreased by $341,533 for the three-month period ended September 30, 2004 compared to the same period for 2003.  For the nine months ended September 30, 2004, compared to the same period in 2003, non-operating income increased $410,957.

Gain on the sale of investment securities decreased $517,596 for the three month period ended September 30, 2004, compared to the same period in 2003.  For the nine month period ended September 30, 2004, gain on sale of investment securities decreased $120,829 compared to the same period in 2003.

Interest income increased $7,298 or 62.7% when comparing the three months ended September 30, 2004 to the same period in 2003.  This increase was due to the higher interest rates on treasury bills.  For the nine months ended September 30, 2004, the decrease was $450 or 1.0% when compared to the same period in 2003.

Equity in losses of equity method investee decreased $167,331 or 80.7% for the three months ended September 30, 2004 when compared to the same period in 2003.  For the nine months ended September 30, 2004, the loss decreased $529,092 or 76.2%.

Income (Loss) Before Income Taxes

Income before income taxes decreased $439,777, to a loss of $30,758 for the three-month period ended September 30, 2004 compared to the same period in 2003.  For the nine month period ended September 30, 2004, income before income taxes was $298,641, an increase of $651,297 when compared to the same period for 2003.

The Controls Division had income before income taxes of $96,649 for the three months ended September 30, 2004 compared to $216,009 for the same period in 2003, a decrease of $119,360.  This decrease was primarily due to increased operating expenses.  For the nine months ended September 30, 2004, the Controls Division had income before taxes of $373,045 compared to $109,417, an increase of $263,628 for the same period in 2003.  In addition to the increased sales for the Controls Division, for the nine months ended September 30, 2004, our overall efforts to reduce operating expenses contributed to the increase in net income before income taxes.

ADS had net income before income taxes of $8,939 for the three months ended September 30, 2004 compared to the net loss before income taxes of $35,214 for same period in 2003.  For the nine months ended September 30, 2004, ADS had a loss of $33,724 compared to a loss of $78,046 for the same period in 2003, or an increase of $44,322.  This increase is due to increased sales in this division.

Investment income from investment securities decreased $364,568 to a loss before income taxes of $136,346 for the three months ended September 30, 2004 compared to the same period in 2003.  For the nine months ended September 30, 2004, investment income increased $343,450 to net loss before income tax of $40,680.  These changes are explained under the section titled non-operating income (loss) in the management’s discussion and analysis section of this 10-QSB filing.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,620,384 at September 30, 2004 and $6,192,746 at September 30, 2003.  Cash used in operating activities of $231,519 for the nine months ended September 30, 2004 was primarily a result of our net operating loss adjusted for non-cash charges.

Cash provided by investing activities was $264,841 for the nine month period ended September 30, 2004 and $180,839 for the same period in 2003.  Proceeds from the sale of investments for the nine months ended September 30, 2004 increased to $771,895 from $587,864 when compared to the same period in 2003.

Cash used in financing activities was $275,985 and $249,436 for the nine months ended September 30, 2004 and September 30, 2003, respectively.  During the nine months ended September 30, 2004 and 2003, the Company paid aggregate dividends of $384,554 and $284,677, respectively.

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

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, the market value of our investment securities, future financial condition and availability of capital resources, changes in worldwide general economic conditions, cyclical capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties and other factors.  Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

(a)           Exhibits - See Exhibit Index following signature page.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

November 15, 2004	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED September 30, 2004

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002