Form 10KSB
period 2004-12-31
ELECTRO SENSORS INC
filed 2005-03-25
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $4,799,000.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $8,157,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on February 21, 2005.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on February 21, 2005 was 3,219,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
Form 10-KSB for the Year Ended December 31, 2004
TABLE OF CONTENTS

PART I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II
Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6	Management’s Discussion and Analysis or Plan of Operation
Item 7	Financial Statements
Item 8	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 8B	Other Information

PART III
Item 9	Directors and Executive Officers of the Registrant
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits
Item 14	Principal Accountant Fees and Services

SIGNATURES

PART I

Item 1—Description of Business

Introduction

Electro-Sensors, Inc. (the “Company” or “ESI”) is engaged in two distinct operating segments: (1) the manufacture and distribution of industrial production monitoring and process control systems through its Controls Division, and (2) the development and distribution of PC-based software for both automated survey processing and hand printed character recognition through its AutoData® Systems Division.  The operating segments were based on the markets that were served and the products that we provided to those markets.

In addition, through its subsidiary ESI Investment Company, the Company periodically invests in other businesses and companies. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The primary investments are 669,715 shares of August Technology Corporation and 2,207,036 shares of PPT Vision, Inc both of which are traded on the Nasdaq Stock Exchange.  The PPT Vision investment is accounted for under the equity method of accounting.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, includes Electro-Sensors, Inc. and its consolidated subsidiaries.  As of December 31, 2004, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation.

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

Drive Control Systems.  In 1987, the Company expanded its speed monitoring systems product line to include products that regulate and synchronize machine speeds.  Drive control system products not only monitor machine operation levels, but also regulate the speed of motors on related machines in a production sequence to ensure that the performance of the various machine(s) is coordinated. In the past, these distinct features allowed the Company to market these products under the Drive Control Systems name.  The product line consists of a line of digital control products for motors that require a complete closed loop PID (Proportional Integral Derivative) control. The closed loop controllers coordinate production speed among process motors and reduce waste.

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

The Company expects to continue to expend resources in development and marketing of its various Production Monitoring Systems throughout 2005.

Character Recognition Systems—AutoData® Systems Division

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

AutoData® Systems became an operating segment in January 1993. The first software package, AutoData® PRO™, was released in May 1993. This software package was designed for the end user. AutoData® PRO, served as a utility software package designed to process only checkmark and handprint information from scanned forms. The software allowed the user to export the data in an ASCII file format.

In September 1993, AutoData® PRO II™ was released as an upgrade, along with AutoData® SDK™. AutoData® SDK allowed Windows developers to embed the AutoData® DLL into their application in order to provide automated data collection from scanned or faxed forms.

In 1996, AutoData® Survey™ was released. AutoData® Survey was the Company’s first software package to include an analysis and report generation feature, greatly enhancing the salability of AutoData® technology. This product was directed at the Healthcare market, where it gained a foothold in patient satisfaction measurement. AutoData® has released two upgrades to the original Survey™ software, and now markets AutoData® Survey Plus 2000™.

AutoData® Systems released AutoData® Scannable Office™ software in March 2000. This product provided an upgrade path for PRO II customers, and offered a key enhancement: integration with the Microsoft® Office suite. Scannable Office allows the user to utilize Microsoft® Word to create scannable forms. The software reads data from completed forms and automatically places extracted data directly into Microsoft® Excel, Access or any ODBC-compliant database, setting data up for analysis. Scannable Office has the widest recognition capabilities of the AutoData® end-user products; it contains handprint (ICR), Optical Character (OCR), Optical Mark (OMR), and barcode recognition capabilities.

In December 2002, the company released AutoData® ExpertScan™ software to its customer base. ExpertScan has handprint (ICR), Optical Mark (OMR) and barcode recognition capabilities. Like Survey Plus 2000, ExpertScan automates survey and form processing, as well as tabulation of results. The product offers several form design and reporting enhancements, and can be sold as an upgrade to Survey Plus 2000, as well as a stand-alone product. ExpertScan provides a mid-range option for AutoData® prospects, rounding out the company’s product offering.

Marketing and Distribution

Controls Division.  The Controls Division sells its products primarily through home office sales people who deal directly with customers and a number of manufacturer’s representatives with exclusive territories and non-exclusive distributors located throughout the United States and Canada.  The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers.  These products are sold to businesses in all major standard industrial classifications, including food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

For marketing, the Company advertises in national industrial periodicals that cover a wide range of industrial products and attends several tradeshows designated for the industry throughout the year.  A corporate website and other related industry websites are also used for advertising and marketing purposes.  The Company expects to continue to market its products in this and related markets.

AutoData® Systems Division.  The AutoData® Systems Division markets its products primarily through home office sales personnel who deal directly with end-users and a limited number of Value-Added Resellers (VARs). The Company primarily sells in the United States, Canada and Western Europe, and currently actively markets only in the U.S.

Competition

Controls Division.  Competition for the Company’s monitoring products arises from a broad range of industrial and commercial businesses. Design, quality and multiplicity of application, rather than price, are the focus of competition in selling these products. The Company has substantial competition for its production monitoring systems. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are: Danaher Controls, Red Lion Controls, Control Concepts, 4B Elevator Components Ltd., Durant Corporation, and Contrex, Inc. The Company believes its competitive advantages include that its products are sold as ready-to-install units and that its products have a wide range of applications. The Company’s major disadvantages include the fact that its major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

AutoData® Systems.  Competition for the market segment primarily ranges from substitute products such as Data Entry suppliers, to directly competitive software suppliers, and more recently, suppliers of web-based survey software and services.  We believe that few direct competitors have as sophisticated recognition capabilities as our AutoData® Systems products. However, our AutoData® products face direct competition from both ends of the spectrum: larger competitors offering a broader array of software products and services, and firms similar in size to our AutoData® Systems Division that offer a low-price, more limited product.

The market is segmented based primarily on price and capabilities, with the larger firms, notably Cardiff Software and Captiva Software, offering enterprise-wide systems with broad information capture capabilities. Our AutoData® products are focused on desktop, rather than enterprise-wide, solutions, positioning the Company as most appropriate to small offices and departments of larger organizations.

Because price is a primary competitive factor, the Company is subject to increasing pressures to make price adjustments to remain competitive. Such downward price adjustments, if any, may have an adverse impact on the Company’s results of operations if not offset by an increase in revenues and/or a reduction in expenses.

Suppliers

Controls Division.  The Controls Division purchases parts and materials for its production monitoring systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with proprietary designs. Multiple sources of these supplies and materials are readily available, and the Controls Division is not dependent on any single source for these supplies and materials. This Division has not experienced any problem of short supply or delays from its suppliers.

AutoData® Systems.  The AutoData® Systems Division purchases a wide variety of supplies and materials from various vendors and is not dependent upon any one source.

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

Patents, Trademarks and Licenses

The names “Electro-Sensors” and “AutoData” are trademarks registered with the U.S. Patent and Trademark Office, respectively as Reg. No. 1,142,310 and Reg. No. 1,874,543. The Company believes its trademarks have been and will continue to be useful in developing and protecting market recognition for its products.

The Company holds one patent relating to its Production Monitoring Systems, and has obtained six patents related to its Character Recognition technology.  The Company has also entered into a license agreement with MKS Maschinen Kontroll Systeme GmbH (“MKS”), a manufacturer of a Synchronous Drive Controller (“SDC”) product line, which grants the Company exclusive rights to distribute in the United States the drive control products manufactured by MKS.

PPT Vision, Inc. has granted the Company an exclusive license that allows the Company to incorporate a patented neural network algorithm in its products. The initial use of this algorithm has been in the Company’s AutoData® Systems Division.

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

Research and development expense (by division) during the past two fiscal years was:

Controls Division:

2004:	$357,000
2003:	$440,000

The Company’s development projects for this division are undertaken based upon the identified specific needs of the Company’s customer base.

AutoData® Systems:

2004:	$405,000
2003:	$332,000

The Company has continued to fund this Division’s development activities. The goal is to create low-cost software based systems that enable accurate reading of hand-printed characters. Towards this effort, the Company acquired an exclusive license from PPT Vision, Inc. (“PPT”) in January of 1992, offering the Company protection of the algorithm necessary for the “reading” technology. The Company has also developed two character recognition patents.

The Company’s future success is dependent in part upon its ability to develop new products in its varying segments. Difficulties or delays in the Company’s ability to develop, produce, test and market new products could have a material adverse effect on future sales growth.  We have budgeted $383,000 for 2005 research and development costs for the controls division and $405,000 for AutoData Systems research and development costs for 2005.

Compliance with Environmental Laws

Compliance with federal, state and local environmental provisions has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on the competitive position of the Company.

Employees

As of March 25, 2005, the Company had 34 employees, all of which are full-time.  The Company believes that its relations with its employees are good.

The Company’s ability to maintain a competitive position and to continue to develop and market new products depends, in part, on its ability to retain key employees and qualified personnel. If the Company is unable to retain and/or recruit key employees, product development, marketing and sales could be negatively impacted.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by the Company or on its behalf. The Company has made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking.  Electro-Sensors’ forward-looking statements generally relate to its growth strategy, financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements. The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

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

Item 2—Description of Property

The Company owns and occupies a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility.  The facilities are adequate and are anticipated to be adequate for our needs in 2005.

Item 3—Legal Proceedings

The Company was not the subject of any legal proceedings as of the date of this filing.  The Company is not aware of any threatened litigation.

Item 4—Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2004.

PART II

Item 5—Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq SmallCap tier of The Nasdaq Stock Market® under the symbol “ELSE”. The following table sets forth the quarterly high and low reported last sales prices for the Company’s Common Stock for each period indicated as reported on the Nasdaq system.

	Period	High	Low

2004	First Quarter	$6.40	$3.85
	Second Quarter	$5.16	$4.11
	Third Quarter	$4.70	$4.00
	Fourth Quarter	$5.60	$3.46

2003	First Quarter	$3.01	$2.11
	Second Quarter	$3.15	$2.35
	Third Quarter	$3.50	$3.03
	Fourth Quarter	$4.34	$3.75

Based on data provided by the Company’s transfer agent, management believes that as of February 21, 2005, the number of share owner accounts of record was approximately 149.

The Company paid cash dividends on its common stock of $0.16 per share in 2004 and $0.13 per share in 2003 on a quarterly basis.

The Company did not repurchase any equity securities during the quarter ended December 31, 2004.

Item 6—Management’s Discussion and Analysis or Plan of Operation

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 1 to the Consolidated Financial Statements.  These policies have been consistently applied in all material respects for the periods presented and address such matters as revenue recognition, depreciation and amortization methods, asset impairment recognition, deferred tax valuation allowance, and business combination accounting.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2004 vs. Fiscal Year 2003

Net Revenues

Net revenues for fiscal year 2004 increased $441,000 to $4,799,000, or 10.1% when compared to net revenues for fiscal year 2003.

Of this increase, the Controls Division contributed an increase in net sales of $287,000, or 7.6% when comparing fiscal year 2004 to fiscal year 2003.  Sales calls by internal staff and our new manufacturers representatives led to an increase in quoting activity as the economic conditions improved in the market place.  Customer projects that had been on hold were approved and started.  We have increased and will continue to increase our use of channel partnerships through independent representatives and distributors.  New products being developed complement our existing product line and expand our core sensing area beyond speed sensing.  Some of these products have bus communication interfaces that allow them to connect directly to control systems that have multiple types of sensors or controls attached to the bus.  We are taking steps in developing additional channel partners in the form of distributors and independent representatives, with the goal of finding new applicants and customers.

The AutoData® Systems Division had an increase in net sales of $154,000 or 25.7% when comparing fiscal year 2004 to fiscal year 2003.  This increase is primarily due to sales of the Expertscan product.  There was also an increase in support renewals due to contacting customers via email with renewal reminders.  The AutoData® Systems Division also noticed an increase in quoting activities as a result of the improving economic conditions.

Cost of Sales

The Company’s cost of sales increased from $1,700,000 to $1,821,000, a difference of $121,000 or 7.1%.  Cost of sales increased in line with the sales increase.  The Company continues efforts to maintain or reduce production costs.

Gross Margins

Gross margins for the fiscal year 2004 were 62.1% versus 61.0% for the prior fiscal year.  In addition to the increase resulting from the higher sales volume, gross margins increased as a result of the Company’s efforts to reduce production costs.

Operating Expenses

Total operating expenses increased by $24,000, or 0.8% when comparing fiscal year 2004 to the prior fiscal year.

Selling and marketing costs increased by $39,000, or 3.2%.  Of this increase, the Controls Division had an increase of $70,000 or 8.1%.  The AutoData® Systems Division had a decrease of $31,000 or 8.9%.  The increase from the Controls Division is due to increased efforts in marketing their product thru manufacturer’s representatives.  The decrease from the AutoData® Systems Division is due to re-evaluating the sales and marketing costs and targeting the marketing efforts.

General and administrative costs decreased by $5,000, or 0.5%.  Of this decrease, the Controls Division had a decrease of $18,000, or 1.9%.  This decrease is due to our efforts in keeping overhead costs low.  The AutoData® Systems Division had an increase of $13,000.  The increase for the AutoData® Systems Division is due to a change in allocating expenses between the controls and AutoData® Systems Divisions.

Research and development costs decreased $10,000 or 1.3% when compared with the prior year.  The Controls Division decreased $83,000, or 18.9%, offset by an increase from the AutoData® Systems Division of $73,000.  In April 2003, the AutoData® Systems Division hired a software development associate to lower their outsourcing costs associated with developing and maintaining their products.  In the Controls Division, the costs declined due to fewer personnel.

Operating Income (Loss)

The operating loss for fiscal year 2004 was $61,000, compared to last year’s operating loss of $357,000, an increase of $296,000 or 82.9%.

The Controls division had an operating income of $257,000 compared to the income of $1,000 in 2003, an increase of $256,000. This increase in operating income is a result of increased sales and our efforts to reduce operating costs.

The AutoData® Systems Division had a 2004 operating loss of $224,000 compared to a loss of $277,000 for 2003, a decrease of $53,000 or 19.1%.  This decrease is a result of the company’s efforts in reducing operating costs.

Non-Operating Income

ESI Investment Company continues to provide an alternative source of earnings for the Company through investments in available for sale securities; however, the Company’s intent is to remain an operations-based Company. The Company’s investments in available for sale securities are subject to significant positive and negative changes in value.  In addition to income from the sale of investments, the Company also realizes interest income from its short-term holdings.

Investment income for the fiscal year 2004 decreased by $198,000 to a loss of $121,000.  This decrease was primarily due to reduced sales of investment securities.  The increase of 38.7% or $24,000 in interest income earned on temporary cash investments is a result of the maturity timing of T-Bills comparing fiscal year 2003 to 2004.

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

Net Income After Tax

We reported a net income after tax for fiscal year 2004 of $172,000 compared to net loss of $144,000 in 2003, an increase of $316,000 or 219.4%.  Loss per share was $0.05 in 2003 compared to earnings per share of $0.05 in 2004.

Balance Sheet

The current assets at the end of 2004 decreased to $15,362,000 from $23,236,000 at the end of 2003.  This decrease is primarily due to the decrease in market value of the August Technology Corporation shares held while other current and long term assets remained relatively constant.  There is a corresponding decrease in tax deferred liability associated with the decrease in the market value of these shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,464,000 at December 31, 2004 and $6,863,000 at December 31, 2003. Cash used in operating activities of $278,000 for the twelve months ended December 31, 2004 was primarily a result of our net income adjusted for non-cash charges.

Cash provided by investing activities was $283,000 for the twelve-month period ended December 31, 2004 and $791,000 for the year ended December 31, 2003.  Cash used for capital expenditures was $19,000 and $25,000 for the twelve months ended December 31, 2004 and 2003, respectively.  Proceeds from the sale of investments for the twelve months ended December 31, 2004 declined to $326,000 from $591,000 when compared to the same period in 2003.

Cash used in financing activities was $404,000 and $376,000 for the twelve months ended December 31, 2004 and 2003, respectively.  During the twelve months ended December 31, 2004 and 2003, the Company paid aggregate dividends of $513,000 and $411,000, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.  We anticipate that dividends will be paid in 2005.

The primary investments in the Investment division are 669,715 shares of August Technology Corporation and 2,207,036 shares of PPT Vision, Inc both of which are traded on the Nasdaq Stock Exchange.  The PPT Vision investment is accounted for under the equity method of accounting.  These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.  Investment Division holdings are periodically sold as deemed appropriate by management.

Item 7—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

The Board of Directors and Stockholders
Electro-Sensors, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2004, and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, and 2003 in conformity with accounting principles generally accepted in the United States of America.

VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
January 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electro-Sensors, Inc.

Minneapolis, Minnesota

We have audited Electro-Sensors, Inc. and Subsidiaries statements of income, changes in stockholders’ equity, and cash flows for the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries, the results of their operations and their cash flows for the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

MAYER HOFFMAN MCCANN P.C. (formerly known as SCHWEITZER, KARON & BREMER, LLC)

Certified Public Accountants

Minneapolis, Minnesota

March 14, 2005

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,464,000	$6,863,000
Available for sale securities	7,334,000	13,416,000
Trade receivables, less allowance for doubtful accounts, 2004: $6,000 and 2003: $6,000	559,000	515,000
Inventories	810,000	758,000
Other current assets	68,000	62,000
Prepaid income taxes	127,000	0
Total current assets	15,362,000	21,614,000

PROPERTY AND EQUIPMENT, net	1,402,000	1,470,000

INVESTMENT IN EQUITY METHOD INVESTEE	140,000	152,000

TOTAL ASSETS	$16,904,000	$23,236,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$162,000	$106,000
Accrued expenses	248,000	263,000
Accrued income taxes	0	96,000
Deferred income tax	2,623,000	4,795,000
Deferred revenue	68,000	48,000
Total current liabilities	3,101,000	5,308,000

DEFERRED INCOME TAXES	0	26,000

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

STOCKHOLDERS’ EQUITY

Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 3,218,345 and 3,174,522 shares, respectively	322,000	317,000
Additional paid-in capital	1,104,000	1,000,000
Retained earnings	7,964,000	8,305,000
Accumulated other comprehensive income	4,413,000	8,280,000
Total stockholders’ equity	13,803,000	17,902,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,904,000	$23,236,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002

Net Sales	$4,799,000	$4,358,000	$4,478,000
Cost of Goods Sold	1,821,000	1,700,000	1,858,000
Gross Profit	2,978,000	2,658,000	2,620,000

Operating Expenses:

Selling and Marketing	1,251,000	1,212,000	1,138,000
General and Administrative	1,026,000	1,031,000	983,000
Research and Development	762,000	772,000	1,090,000
Total Operating Expenses	3,039,000	3,015,000	3,211,000

Operating Loss	(61,000)	(357,000)	(591,000)

Non-Operating Income (Expense):

Gain on Sale of Investment Securities	441,000	1,205,000	2,261,000
Interest Income	86,000	62,000	223,000
Equity in losses of equity method investee	(172,000)	(734,000)	(607,000)
Total Non-Operating Income (Expense)	355,000	533,000	1,877,000

Income (Loss) Before Income Taxes	294,000	176,000	1,286,000
Federal and State Income Taxes	122,000	320,000	641,000
Net Income (Loss)	$172,000	$(144,000)	$645,000

Net Income (Loss) Per Share Data:

Basic
Net Income (Loss) Per Share	$0.05	$(0.05)	$0.21
Weighted Average Shares	3,206,176	3,166,098	3,145,244
Diluted
Net Income (Loss) Per Share	$0.05	$(0.05)	$0.20
Weighted Average Shares	3,316,196	3,166,098	3,246,122

Dividends Paid per Common Share	$0.16	$0.13	$0.12

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-In	Retained	Comprehensive	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Income	Equity

Balance, December 31, 2001	3,121,263	$311,000	$895,000	$8,592,000		$6,965,000	$16,763,000

Exercise of stock options	33,350	3,000	70,000				73,000
Unrealized gains (losses) on investments net of reclassification adjustment					(4,437,000)	(4,437,000)	(4,437,000)
Stock issued through the employee stock purchase plan	647	1,000	2,000				3,000
Dividend on common stock				(378,000)			(378,000)
Net income				646,000	646,000		646,000
Total comprehensive loss					(3,791,000)

Balance, December 31, 2002	3,155,260	315,000	967,000	8,860,000		2,528,000	12,670,000

Exercise of stock options	15,750	1,000	25,000				26,000
Unrealized gains (losses) on investments net of reclassification adjustment					5,753,000	5,753,000	5,753,000
Stock issued through the employee stock purchase plan	3,512	1,000	8,000				9,000
Dividend on common stock				(411,000)			(411,000)
Net loss				(144,000)	(144,000)		(144,000)
Total comprehensive income					5,609,000

Balance, December 31, 2003	3,174,522	317,000	1,000,000	8,305,000		8,280,000	17,902,000

Exercise of stock options	40,750	4,000	95,000				99,000
Unrealized gains (losses) on investments net of reclassification adjustment					(3,867,000)	(3,867,000)	(3,867,000)
Stock issued through the employee stock purchase plan	3,073	1,000	9,000				10,000
Dividend on common stock				(513,000)			(513,000)
Net income				172,000	172,000		172,000
Total comprehensive loss					$(3,695,000)
Balance, December 31, 2004	3,218,345	$322,000	$1,104,000	$7,964,000		$4,413,000	$13,803,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities

Net income (loss)	$172,000	$(144,000)	$645,000

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation	83,000	98,000	98,000
Realized (gain)/loss on sale of investments	(441,000)	(1,205,000)	(2,261,000)
Deferred taxes		(9,000)	14,000
Equity in loss of equity method investee	172,000	734,000	607,000
(Increase)/decrease in:
Trade receivables	(44,000)	35,000	(52,000)
Inventory	(52,000)	(20,000)	81,000
Other current assets	(6,000)	8,000	141,000
Prepaid income taxes	(127,000)	358,000	(343,000)
Increase/(decrease) in:
Accounts payable	56,000	(179,000)	220,000
Accrued expenses	(15,000)	51,000	72,000
Deferred revenue	20,000	(2,000)	50,000
Accrued income taxes	(96,000)	0	1,647,000

Net cash used in operating activities	(278,000)	(275,000)	(2,375,000)

Cash flows from investing activities:

Proceeds from sale of available for sale securities	788,000	1,407,000	2,281,000
Purchase of equity securities	(326,000)	(591,000)	(1,109,000)
Payment for purchase of investments	(160,000)	0	0
Purchase of property and equipment	(19,000)	(25,000)	(161,000)

Net cash provided by investing activities	283,000	791,000	1,011,000

Cash flows from financing activities:

Proceeds from issuance of stock	109,000	35,000	76,000
Dividends paid	(513,000)	(411,000)	(378,000)

Net cash used in financing activities	(404,000)	(376,000)	(302,000)

Net increase/(decrease) in cash & cash equivalents	(399,000)	140,000	(1,666,000)

Cash & cash equivalents, beginning	6,863,000	6,723,000	8,390,000
Cash & cash equivalents, ending	$6,464,000	$6,863,000	$6,723,000

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain/(loss) on investments	$6,065,000	$9,204,518	$6,919,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiaries, ESI Investment Company and Senstar Corporation. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. operates two distinct businesses. The first is the Controls Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use. The Controls Division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations. The Controls Division markets its products to a number of different industries located throughout the United States and abroad.

The second business is AutoData® Systems (ADS).  ADS designs and markets a desktop software based system that reads hand printed characters, checkmarks and bar code information from scanned or faxed forms. ADS products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

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

Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

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

Available for sale securities:

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

Software costs:

The Company capitalizes software production costs after technological feasibility has been established and prior to general release to clients. Annual amortization of capitalized software will be based on the greater amount computed using the straight-line method over the estimated 36-month economic product life or using the ratio that current gross revenue for the software product bears to the total of current and anticipated future gross revenues for that product. The capitalized software production costs of the Company’s existing technology were fully amortized prior to 2002.  Software maintenance and modification costs are expensed as incurred.

Revenue recognition of production monitoring equipment:

In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101 (as amended by SAB No. 104), Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

Software revenue recognition:

The Company recognizes revenue upon shipment of its character recognition software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper.  To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped.  ADS customers pay an annual maintenance fee for software support, which is recognized as deferred revenue on the balance sheet and on a monthly basis, it is moved to income over the life of the contract.

Advertising costs:

The Company expenses advertising costs as incurred. Total advertising expense was $184,000, $109,000 and $233,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and development:

Expenditures for research and development are expensed as incurred.

Depreciation:

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows:

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $83,000, $98,000, and $98,000, respectively.

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

Net income (loss) per common share:

EPS excludes dilution and is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income/(Loss)	Shares	Per Share Amount

2004:
Basic EPS	$172,000	3,206,176	$0.05
Effect of dilutive employee stock options		110,020
Diluted EPS	$172,000	3,316,196	$0.05

2003:
Basic EPS	$(144,000)	3,166,098	$(0.05)
Effect of dilutive employee stock options		0
Diluted EPS	$(144,000)	3,166,098	$(0.05)

2002:
Basic EPS	$645,000	3,145,244	$0.21
Effect of dilutive employee stock options		100,878	0.01
Diluted EPS	$645,000	3,246,122	$0.20

For the years ended December 31, 2004, 2003 and 2002, options to purchase 319,500, 259,250, and 60,000 shares, respectively, of the Company’s common stock were not included in the calculation of diluted earnings per share. As the Company had a net loss for 2003, the inclusion of the aforementioned shares would have been anti-dilutive for 2003.

Comprehensive income (loss):

Comprehensive income includes the Company’s net income (loss) plus other comprehensive income (loss) items, which are excluded from net income. The Company’s comprehensive income consists of unrealized gains (losses) on available for sale securities, net of income taxes and reclassification adjustment for gains and losses included in net income (loss). The reclassification adjustment for gains and losses included in net income (loss) was $304,000, $753,000 and $1,420,000, for 2004, 2003 and 2002, respectively. The Company does not have any additional transactions or other economic events that qualify as comprehensive income as defined under SFAS No. 130.  Income taxes expense (benefit) included in other comprehensive income was ($2,193,000), $3,452,000, and $1,446,000 for 2004, 2003, and 2002 respectively.

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

	Years Ended December 31,
	2004	2003	2002

Net Income (Loss)
As Reported	$172,000	$(144,000)	$645,000
Pro Forma	94,000	(172,000)	605,000
Net Income (Loss) Per Common Share
As Reported	$0.05	$(0.05)	$0.21
Pro Forma	$0.03	$(0.05)	$0.19
Stock Based Compensation
As Reported	$0	$0	$0
Pro Forma	$78,000	$28,000	$40,000

The weighted average fair values of options and Employee Stock Plan shares granted were as follows.  There were no grants in fiscal 2003:

	1987 and 1997 Plan
	Employees	Directors

2002 Grants	$1.14	$1.84
2003 Grants	N/A	N/A
2004 Grants	$2.67	N/A

The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004 (there were no grants in fiscal 2003):

	2004	2003

Risk-free Interest Rate	3.00%	N/A
Expected Life of Options	10 years	N/A
Expected Volatility	52.19%	N/A
Expected Dividend Yield	0.00%	N/A

The tax benefits associated with the exercise of stock options or issuance of shares under the Company’s stock option plans, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

Recent accounting standards:

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model.  FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005.  The impact of SFAS NO. 123R has not been determined at this time.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.   SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

Note 2. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2004
Treasury Bills	$6,365,000	$0	$0	$6,365,000
Money Market Funds	14,000	0	0	14,000
Equity Securities	217,000	7,225,000	(108,000)	7,334,000
	6,596,000	7,225,000	(108,000)	13,713,000
Less Cash Equivalents	(6,379,000)	0	0	(6,379,000)
Total Investments	$217,000	$7,225,000	$(108,000)	$7,334,000

December 31, 2003
Treasury Bills	$6,472,000	$0	$0	$6,472,000
Money Market Funds	133,000	0	0	133,000
Equity Securities	238,000	13,285,000	(107,000)	13,416,000
	6,843,000	13,285,000	(107,000)	20,021,000
Less Cash Equivalents	(6,605,000)	0	0	(6,605,000)
Total Investments	$238,000	$13,285,000	$(107,000)	$13,416,000

December 31, 2002
Treasury Bills	$6,344,000	$0	$0	$6,344,000
Money Market Funds	77,000	0	0	77,000
Equity Securities	229,000	4,081,000	(108,000)	4,202,000
	6,650,000	4,081,000	(108,000)	10,623,000
Less Cash Equivalents	(6,421,000)	0	0	(6,421,000)
Total Investments	$229,000	$4,081,000	$(108,000)	$4,202,000

Realized gains and losses on investments are as follows:

	December 31,
	2004	2003	2002

Gross Realized Gains	$441,000	$1,205,000	$2,261,000
Gross Realized Losses	0	0	0
Net Realized Gain	$441,000	$1,205,000	$2,261,000

The Company’s significant investment in equity securities is 669,715 shares of August Technology Corporation whose shares are traded on the Nasdaq Stock Exchange with a December 31, 2004 market value of approximately $7,052,000 with an approximate cost of $67,000.

Investment Reported on Equity Method:

At December 31, 2004, the Company owned 2,207,036 shares of PPT, which is 18.4% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at December 31, 2004 was approximately $2,163,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 18.4% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss through December 31, 2004 is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment.  Losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted.  At December 31, 2004, the Company had approximately $698,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

Summary financial information of PPT Vision, Inc. as of October 31, 2004 and 2003 is as follows:

Balance Sheet	2004	2003
Current assets	$5,949,000	$5,269,000
Fixed assets	323,000	582,000
Intangible and other assets	162,000	205,000
Assets of discontinued operations	0	2,391,000
Total assets	$6,434,000	$8,447,000

Current liabilities	$1,511,000	$1,767,000
Stockholder equity	4,923,000	6,680,000
Total liabilities and equity	$6,434,000	$8,447,000

Income statement, years ended October 31	2004	2003
Net revenues	$8,671,000	$7,501,000
Gross profit	4,517,000	4,082,000
Total expenses	5,572,000	6,692,000
Net loss from continuing operations	(1,055,000)	(2,610,000)
Net loss from discontinued operations	(817,000)	(1,513,000)
Net loss	$(1,872,000)	$(4,123,000)

In April 2004, ESI Investment purchased 20% of a la mode, LLC’s outstanding membership interests for $160,000.  The Company has adopted the equity method of accounting for this investment.

Under the equity method of accounting, the Company’s proportionate share of a la mode income or loss is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment.

Note 3. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2004	2003
Raw Materials	$560,000	$553,000
Work In Process	106,000	90,000
Finished Goods	144,000	115,000
Total Inventories	$810,000	$758,000

Note 4. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2004	2003
Equipment	$345,000	$339,000
Furniture and Fixtures	551,000	533,000
Building	1,341,000	1,341,000
Land	415,000	415,000
	2,652,000	2,628,000
Less Accumulated Depreciation	1,250,000	1,158,000
Total Property and Equipment	$1,402,000	$1,470,000

Note 5. Accrued Expenses

Accrued expenses include the following:

	2004	2003

Wages and Commissions	$245,000	$233,000
Other	3,000	30,000
Total Accrued Expenses	$248,000	$263,000

Note 6. Commitments

Lease commitments:

The Company is leasing office equipment under operating leases expiring at various dates through 2008.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2005	$12,000
2006	10,000
2007	10,000
2008	10,000
Total Minimum Lease Payments	$42,000

Rental expense charged to operations was $35,000, $31,000 and $26,000 for years ended December 31, 2004, 2003 and 2002, respectively.

Note 7. Common Stock Options and Stock Purchase Plan

Stock-based compensation:

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its common stock. The Company granted 101,000 options under this plan during 2004, and at December 31, 2004, 15,250 shares remained available for grant under this plan. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its common stock to its full-time employees. During 2004, 2003 and 2002, 3,073, 3,512 and 647 shares, respectively, were issued under this plan. At December 31, 2004, 92,740 shares were available for future issuance.

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

A summary of stock options outstanding and exercisable under the plans are as follows:

	Number of Shares
	Incentive Options		Director Options
	Stock Options	Weighted Avg. Exercise Price	Stock Options	Weighted Avg Exercise Price
Balance, December 31, 2001	237,050	2.23	87,000	2.69
Granted	10,000	3.14	9,000	4.49
Exercised	(21,600)	1.68	(11,750)	3.17
Expired	0	0.00	(1,750)	3.17
Forfeited	0	0.00	0	0.00
Balance, December 31, 2002	225,450	2.33	82,500	2.81
Granted	0	0.00	0	0.00
Exercised	(15,750)	1.68	0	0.00
Expired	0	0.00	(13,500)	3.17
Forfeited	(19,450)	2.90	0	0.00
Balance, December 31, 2003	190,250	2.33	69,000	2.74
Granted	101,000	4.16	0	0
Exercised	(20,500)	2.22	(20,250)	2.67
Expired	0	0.00	0	0.00
Forfeited	0	0.00	0	0.00

Balance, December 31, 2004	270,750	$3.02	48,750	$2.77

Options Exercisable at December 31, 2004	201,590	$2.64	48,750	$2.77

Price range of outstanding options:

As of December 31, 2004
	Incentive Options	Directors Options

Price Range	$1.33 to $4.16	$2.00 to $4.49
Expiration Dates	2007 to 2014	2005 to 2012

The following table summarizes stock options outstanding at December 31, 2004:

Exercise Price Range	Outstanding Options	Exercisable Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price

$1.33 - $1.99	30,000	30,000	4.87	$1.49
$2.00 - $2.99	158,500	158,500	4.41	$2.37
$3.00 - $4.49	131,000	61,840	7.17	$3.97

Stock purchase plan:

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Note 8. Benefit Plans

Employee stock ownership plan:

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 136,088 shares of the Company’s stock at December 31, 2004. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2004.

ESOP compensation expense was $18,000, $18,000, and $18,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2004, 136,088 shares of the Company’s stock, with an aggregate fair market value of approximately $554,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan:

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2004, 2003 and 2002 other than its matching of 401(k) salary reductions.

Note 9. Income Taxes

The components of the income tax provision for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002

Current:
Federal	$99,000	$292,700	$580,500
State	18,000	36,300	46,500
Deferred:
Federal	5,000	(9,000)	12,600
State	0	0	1,100
Total Federal and State Income Taxes	$122,000	$320,000	$640,700

The provision for income taxes for the years ended December 31, 2003, 2002, and 2001 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2004	2003	2002

Computed “Expected” Tax Expense	$100,000	$52,000	$438,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	18,000	24,000	29,000
Credits	(20,000)	(20,000)	(36,000)
Other	(36,000)	14,000	19,000
Tax on losses of equity method investee	60,000	250,000	192,000
Total Federal and State Income Taxes	$122,000	$320,000	$642,000

The components of the net deferred tax asset (liability) consist of:

	2004	2003
Deferred Tax Assets:
Vacation Disallowance	$2,000	$24,000
Depreciation	14,000	0
Allowance for Doubtful Accounts	20,000	2,000
Investment in Equity Method Investee	927,000	867,000
Valuation Allowance	(927,000)	(867,000)
Total Deferred Tax Assets	$36,000	$26,000
Deferred Tax Liabilities:
Depreciation	$0	$(26,000)
Net Unrealized Gain on Investments	2,659,000	(4,821,000)
Total Deferred Tax Liabilities	$(2,623,000)	$(4,847,000)
Net Deferred Tax Asset (Liability)	$(2,623,000)	$(4,821,000)

Note 10. Segment Information

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

The following is financial information relating to the continuing operating segments:

	2004	2003	2002

Net Revenues
Production Monitoring	$4,045,000	$3,758,000	$3,719,000
Character Recognition	754,000	600,000	759,000
Investments	0	0	0
Total	4,799,000	4,358,000	4,478,000
Sales in Foreign Countries
Production Monitoring	311,000	234,000	250,000
Character Recognition	18,000	38,000	45,000
Investments	0	0	0
Total	329,000	272,000	295,000
Interest Income
Production Monitoring	20,000	24,000	101,000
Character Recognition	0	0	0
Investments	66,000	38,000	122,000
Total	86,000	62,000	223,000
Depreciation Expense
Production Monitoring	81,000	94,000	79,000
Character Recognition	2,000	4,000	19,000
Investments	0	0	0
Total	83,000	98,000	98,000
Capital Purchases
Production Monitoring	19,000	25,000	161,000
Character Recognition	0	0	0
Investments	0	0	0
Total	19,000	25,000	161,000
Total Assets
Production Monitoring	5,119,000	5,269,000	5,063,000
Character Recognition	5,000	5,000	5,000
Investments	11,780,000	17,962,000	9,604,000
Total	16,904,000	23,236,000	14,672,000
Income (Loss) Before Income Taxes
Production Monitoring	447,000	181,000	(184,000)
Character Recognition	(32,000)	(82,000)	(167,000)
Investments	(121,000)	77,000	1,637,000
Total	294,000	176,000	1,286,000

Item 8—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A—Controls and Procedures

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

Item 8B—Other Information

All information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report has been disclosed.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 20, 2005 (“Annual Meeting”).

Item 9—Directors and Executive Officers of the Registrant

The information required by Item 9 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct” and “Corporate Governance – Audit Committee” that appear in the Company’s definitive Proxy Statement for its Annual Meeting.  Information concerning executive officers Bradley D. Slye and Peter R. Peterson are included in the sections referred to above.

Item 10—Executive Compensation

The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation” that appears in the Company’s definitive Proxy Statement for its Annual Meeting.

Item 11—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” that appears in the Company’s definitive Proxy Statement for its Annual Meeting.

The following table provides information as of December 31, 2004 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	270,750	$2.07	107,990	(1)

Equity compensation plans approved by security holders	—	—	—

Totals	270,750	$2.07	107,990	(1)

(1) Includes 15,250 shares issuable pursuant to the 1997 Stock Option Plan and 92,740 shares issuable pursuant to the 1996 Employee Stock Option Plan.

Item 12—Certain Relationships and Related Transactions

Not applicable.

Item 13—Exhibits

See “Exhibit Index” on the page following the signatures.

Item 14—Principal Accountant Fees and Services

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that appears in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC.
(“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer
Date:	March 25, 2005

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

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 25, 2005

/s/ Peter R. Peterson	Director and Secretary	March 25, 2005

/s/ John S. Strom	Director	March 25, 2005

/s/ Joseph A. Marino	Director	March 25, 2005

/s/ Geoffrey W. Miller	Director	March 25, 2005

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2004	Commission File No. 0-9587

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10—K*
3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10—KSB*
**10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders*
**10.2	Electro—Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10—KSB*
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company—Minnesota Senstar Corporation—Minnesota
23.1	Consent of Independent Certified Public Accountants***
23.2	Consent of Independent Certified Public Accountants***
24	Power of Attorney from Certain Directors and Officers (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.***
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.***
99.1	Letter to Shareholders dated March 18, 2004
99.2	Investor Information***

*                                         Incorporated by reference to a previously filed report or document—SEC File No. 0-9587

**                                  Management contract or compensatory plan or arrangement