Form 10QSB
period 2005-03-31
ELECTRO SENSORS INC
filed 2005-05-16
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on May 16, 2005 was 3,228,962.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended March 31, 2005

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,516,000	$6,464,000
Available for sale securities	8,009,000	7,334,000
Trade receivables, less allowance for doubtful accounts of $9,000 and $6,000, respectively	567,000	559,000
Inventories	822,000	810,000
Prepaid income tax	100,000	127,000
Other current assets	67,000	68,000
Total current assets	16,081,000	15,362,000

PROPERTY AND EQUIPMENT, net	1,400,000	1,402,000

INVESTMENT IN EQUITY METHOD INVESTEE	129,000	140,000

TOTAL ASSETS	$17,610,000	$16,904,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$202,000	$162,000
Accrued expenses	302,000	248,000
Deferred revenue	71,000	68,000
Deferred income tax	2,880,000	2,623,000
Total current liabilities	3,455,000	3,101,000

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

STOCKHOLDERS’ EQUITY

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding 3,222,212 and 3,218,345 shares, respectively	322,000	322,000
Additional paid-in capital	1,114,000	1,104,000
Retained earnings	7,887,000	7,964,000
Accumulated other comprehensive income	4,832,000	4,413,000
Total stockholders’ equity	14,155,000	13,803,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,610,000	$16,904,000

See notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$1,204,000	$1,216,000
Cost of goods sold	445,000	466,000
Gross profit	759,000	750,000

Operating expenses:

Selling and marketing	308,000	315,000
General and administrative	329,000	321,000
Research and development	204,000	171,000
Total operating expenses	841,000	807,000

Operating loss	(82,000)	(57,000)

Non-operating income (expense):

Gain on sale of investment securities	135,000	324,000
Interest income	32,000	11,000
Other income	4,000	3,000
Equity in losses of equity method investee	(11,000)	(65,000)
Total non-operating income (expense)	160,000	273,000

Income before income taxes	78,000	216,000
Federal and state income taxes	27,000	113,000
Net income	$51,000	$103,000

Net income per share data:

Basic
Net income (loss) per share	$0.02	$0.03
Weighted average shares	3,219,664	3,181,117

Diluted
Net income (loss) per share	$0.02	$0.03
Weighted average shares	3,319,730	3,300,097

Dividends paid per share	$0.04	$0.04

 See notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities

Net income	$51,000	$103,000

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	24,000	22,000
Realized gain on sale of investments	(135,000)	(324,000)
Equity in loss of equity method investee	11,000	65,000
(Increase)/decrease in:
Trade receivables	(8,000)	(24,000)
Inventory	(12,000)	(43,000)
Other current assets	1,000	(4,000)
Prepaid income taxes	27,000	0
Accounts payable	40,000	38,000
Accrued expenses	54,000	(55,000)
Deferred revenue	3,000	6,000
Accrued income taxes	0	13,000

Net cash provided by/(used in) operating activities	56,000	(203,000)

Cash flows from investing activities:

Proceeds from sale of investments	136,000	449,000
Purchase of equity securities	0	(116,000)
Purchase of property and equipment	(22,000)	0

Net cash provided by investing activities	114,000	333,000

Cash flows from financing activities:

Proceeds from issuance of stock	10,000	30,000
Dividends paid	(128,000)	(127,000)

Net cash used in financing activities	(118,000)	(97,000)

Net increase/decrease in cash & cash equivalents	52,000	33,000

Cash & cash equivalents, beginning	6,464,000	6,863,000
Cash & cash equivalents, ending	$6,516,000	$6,896,000

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain/ (loss) on investments	$(676,000)	$(2,662,000)

See accompanying notes to consolidated financial statements

 ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business transactions.  Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company.”

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

ESI Investment Company (INV) owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000.  August Technology Corporation designs, manufactures, and sells automated defect inspection systems used in the manufacture of microelectronic devices.  The Company has recognized income from the sale of its holdings in August Technology Corporation. See Note 6 for additional information regarding its investments.  The Company’s investments in marketable securities are subject to normal market risks.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three months ended March 31, 2005 and March 31, 2004. The results of interim periods may not be indicative of results to be expected for the year.

The Balance Sheet at December 31, 2004 has been derived from the Company’s audited financial statements for the year ended December 31, 2004, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

Note 3.  Revenue Recognition

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

Software revenue recognition:

The Company recognizes revenue upon shipment of its character recognition software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper.  To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped.  ADS customers pay an annual maintenance fee for software support, which is recognized as deferred revenue on the balance sheet and on a monthly basis, it is recognized as revenue over the life of the contract.

Note 4.  Stock-Based Compensation

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation.  The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provision of SFAS No. 148 and chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.  The company’s policy is to grant stock options at the fair market value on the date of grant.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	$51,000	$103,000
Pro forma	$37,000	$98,000
Basic net income (loss) per common share:
As reported	$0.02	$0.03
Pro forma	$0.01	$0.03
Diluted net income (loss) per common share:
As reported	$0.02	$0.03
Pro forma	$0.01	$0.03
Stock based compensation:
As reported	0	0
Pro forma	$14,000	$5,000

The company did not grant any options during the three-months ended March 31, 2005 and March 31, 2004.

Note 5.  Net Income Per Share

The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended March 31, 2005, 100,066 shares of common stock equivalents were included in the computation of diluted net income per share.  For the three months ended March 31, 2004, 118,980 shares of common stock equivalents were included in the computation of diluted net income per share.

Options to purchase 9,000 shares of common stock with a weighted average exercise price of $4.49 were outstanding for the three months ending March 31, 2005, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.

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

The Company’s significant investment in equity securities is 657,765 shares of August Technology Corporation whose shares are traded on the Nasdaq Stock Exchange with a March 31, 2005 market value of approximately $7,709,000 with an approximate cost of $66,000.

Investment Reported on Equity Method:

At March 31, 2005, the Company owned 2,207,036 shares of PPT, which is approximately 18.4% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at March 31, 2005 was approximately $1,302,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 18.4% of PPT’s outstanding stock, and the Company’s Secretary, Peter R Peterson owns approximately 21.6% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment.  Losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted.  At March 31, 2005, the Company had approximately $810,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

In April 2004, INV purchased 20% of a la mode, LLC’s outstanding membership interests for $160,000.  The Company has adopted the equity method of accounting for this investment.

Under the equity method of accounting, the Company’s proportionate share of a la mode’s loss is included in the Company’s net income with a corresponding decrease in the carrying value of its investment.

Note 7.  Comprehensive Income

Comprehensive income includes the Company’s net income plus other comprehensive income items that are excluded from net income.  The Company’s comprehensive income consists of unrealized gains (losses) on available for sale securities, net of income taxes and reclassification adjustments for gains and losses included in net income.

	Three Months Ended March 31,
	2005	2004
Net Income (Loss)	$51,000	$103,000

Other Comprehensive Gain (Loss):
Change in unrealized value of investments, net of income taxes	496,000	(1,528,000)

Less:
Reclassification adjustment for gains included in net income	(77,000)	(232,000)

Total comprehensive income (loss)	$470,000	$(1,657,000)

Note 8.  Segment Information

The Company has three reportable operating segments based on the nature of its product lines: Production Monitoring, Character Recognition, and Investments. The Controls Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ADS designs and markets a desktop software-based character recognition system that reads hand printed characters, checkmarks, and bar code information from scanned or faxed forms. Sales of this system include software and can include hardware. INV holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended March 31,
	2005	2004
Net sales
Production monitoring	$1,075,000	$1,007,000
Character recognition	129,000	209,000
Investments	0	0
Total	$1,204,000	$1,216,000

Income (loss) before income taxes
Production monitoring	$84,000	$76,000
Character recognition	(37,000)	(14,000)
Investments	31,000	154,000
Total	$78,000	$216,000

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Net Sales

Total net sales for the three month period ended March 31, 2005 decreased $12,000 or 1.0% when compared to net sales for the same period in 2004.

For the three months ended March 31, 2005 compared to the same period in 2004, the Controls Division contributed an increase in net sales $68,000 or 6.8%.  ADS experienced a decrease in net sales of $80,000 or 38.3% for the three months ended March 31, 2005 compared to the same period in 2004.

The Controls Division has experienced an increase in sales for the first quarter of 2005 due in part to the recovery in the US economy and increased capital spending by our installed customer base.  The bulk of our sales volume continues to be derived from the Speed Monitoring product lines to the grain and feed markets, as well as other key industrial markets.  We are continuing to develop additional channel partners in the form of distributors and independent representatives, with the goal of finding customers and additional product applications.

In the first 3 months of 2004, there were several multi-license sales of software and scanners in ADS.  This type of sale did not reoccur in the first quarter of 2005.

Cost of Goods Sold

The Company’s cost of goods sold decreased $21,000 or 4.5% for the three months ended March 31, 2005 compared to the same period in 2004.  This decrease is primarily a direct result of decreased sales, but also reflects the Company’s continuing efforts to manage costs and create efficiencies.

Gross Profit

Gross margins for the three month period ended March 31, 2005 were 63.0% versus 61.7% for the same period in 2004.  This increase in margin is due primarily to the Company’s continuing efforts to effectively manage and reduce production costs in both divisions.

Operating Expenses

Total operating expenses increased $34,000 or 4.2% for the three months ended March 31, 2005 when compared to the same period of the prior year.  Of this increase, the Controls Division contributed $81,000 or 14.5%, offset by a decrease in ADS of $21,000 or 9.5%, and INV contributed a decrease of $26,000 or 100%.

Selling and marketing costs decreased $6,000 or 2.2% for the three months ended March 31, 2005 when compared to the same period in 2004.  Of the decrease for the three months ended March 31, 2005, the Controls Division contributed an increase of $27,000 or 12.3%, which was offset by a decrease from ADS of $33,000 or 34.7%.  Marketing communications development for product launches, new literature, and ad development are the predominant expenses in the increase for the Controls Division.  The decrease in ADS is primarily due to less personnel.

General and administrative costs increased $8,000 or 2.5% for the three months ended March 31, 2005 compared to the same period in 2004.  Of this increase, the Controls Division contributed an increase of $34,000 or 13.2%, offset by a decrease in INV of $26,000 or 100%.  The overall increase in general and administrative costs from the Controls Division was due to a few key expenses, mainly general liability insurance, and some personnel costs.

Research and development costs increased $33,000 or 19.3% for the three months ended March 31, 2005 compared to the same period in 2004.  Of the increase, the Controls Division contributed $21,000 or 25.9%, and ADS contributed an increase of $12,000 or 13.3%.  The increase in the Controls Division was due to increased costs of product development and product testing.  The increase in ADS was due to increased personnel costs associated with software development.

Non-Operating Income (Loss)

Non-operating income decreased by $113,000 for the three-month period ended March 31, 2005 compared to the same period for 2004.

Gain on the sale of investment securities decreased $189,000 for the three month period ended March 31, 2005, compared to the same period in 2004.  This decrease is a direct result of a lower volume of August Technology stock sold.  For the three month period ended March 31, 2005, 11,950 shares of August Technology stock were sold with an average sale price of $11.46 per share, compared to the same period in 2004 in which 15,000 shares of August Technology stock were sold with an average sale price of $22.19 per share.

Interest income increased $21,000 or 190.9% when comparing the three months ended March 31, 2005 to the same period in 2004. This increase was due to the higher interest rates on treasury bills.

Equity in losses of equity method investee decreased $54,000 or 83.1% for the three months ended March 31, 2005 when compared to the same period in 2004.  Please refer to Note 6 to the Company’s interim financial statements included in this report for more information.

Income (Loss) Before Income Taxes

Income before income taxes decreased $138,000 to an income before tax of $78,000 for the three-month period ended March 31, 2005 compared to the same period in 2004.

The Controls Division had income before income taxes of $84,000 for the three months ended March 31, 2005 compared to $76,000 for the same period in 2004, an increase of $8,000.  In addition to the increased sales for the Controls Division, our overall efforts to reduce operating expenses contributed to the increase in net income before income taxes.

ADS had net loss before income taxes of $37,000 for the three months ended March 31, 2005 compared to the net loss before income taxes of $14,000 for same period in 2004.  This decrease in net income before income tax is due to decreased sales in this division.

Investment income from investment securities decreased $123,000 to an income before income taxes of $31,000 for the three months ended March 31, 2005 compared to the same period in 2004.  This decrease is primarily due to lowered August Technology stock sales when comparing the three months ended March 31, 2005 to the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,516,000 at March 31, 2005 and $6,464,000 at March 31, 2004.  Cash provided by operating activities of $56,000 for the three months ended March 31, 2005 is primarily a result of our net operating loss adjusted for non-cash charges.

Cash provided by investing activities was $114,000 for the three month period ended March 31, 2005 and $333,000 for the same period in 2004.  Proceeds from the sale of investments for the three months ended March 31, 2005 decreased to $136,000 from $449,000 when compared to the same period in 2004.

Cash used in financing activities was $118,000 and $97,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.  During the three months ended March 31, 2005 and 2004, the Company paid aggregate dividends of $128,000 and $127,000, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 657,765 shares of August Technology Corporation and 2,207,036 shares of PPT Vision, Inc. both of which are listed on a Nasdaq stock market.  The investment in PPTV is accounted for under the equity method of accounting.  These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.

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

All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.  The forward-looking statements of the Company are subject to risks and uncertainties.  Some of the factors that could cause future results to differ materially from the Company’s recent results or those projected in the forward-looking statements are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Electro-Sensors, Inc.

May 16, 2005	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED March 31, 2005

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002