Form 10KSB/A
period 2004-12-31
ELECTRO SENSORS INC
filed 2005-07-12
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB/A

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

The Board of Directors and Stockholders

Electro-Sensors, Inc.

Minneapolis, Minnesota

We have audited Electro-Sensors, Inc. and Subsidiaries statements of income, changes in stockholders’ equity, and cash flows for the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries, the results of their operations and their cash flows for the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

MAYER HOFFMAN MCCANN P.C. (formerly known as SCHWEITZER, KARON & BREMER, LLC)

Certified Public Accountants

Minneapolis, Minnesota

March 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC.
(“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer
Date:	July 12, 2005

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

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	July 12, 2005

/s/ Peter R. Peterson	Director and Secretary	July 12, 2005

/s/ John S. Strom	Director	July 12, 2005

/s/ Joseph A. Marino	Director	July 12, 2005

/s/ Geoffrey W. Miller	Director	July 12, 2005