Form 10QSB
period 2005-06-30
ELECTRO SENSORS INC
filed 2005-08-05
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission File Number 0-9587

ELECTRO-SENSORS, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-0943459
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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
Yes   ☒       No   ☐

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on August 5, 2005 was 3,234,516.

Transitional Small Business Disclosure Format (check one):    ☐ Yes       ☒ No

ELECTRO-SENSORS, INC.
Form 10-QSB
For the Period Ended June 30, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet – As of June 30, 2005
Consolidated Statements of Operations – For the Three and Six Month Periods Ended June 30, 2005 and June 30, 2004
Consolidated Statements of Cash Flows – For the Six Month Periods Ended June 30, 2005 and June 30, 2004
Notes to Consolidated Financial Statements

Item 2.    Management’s Discussion and Analysis or Plan of Operation
Item 3.    Controls and Procedures

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
Item 6.    Exhibits

SIGNATURES

EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

June 30, 2005 (unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,437,000
Investments	7,769,000
Trade receivables, less allowance for doubtful accounts of $6,000	496,000
Inventories	838,000
Prepaid income tax	65,000
Other current assets	60,000

Total current assets	15,665,000

Property and equipment, net	1,381,000

Investment in equity method investee	129,000

TOTAL ASSETS	$17,175,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable	$165,000
Accrued expenses	206,000
Deferred revenue	64,000
Deferred income tax	2,794,000

TOTAL LIABILITIES	$3,229,000

STOCKHOLDERS’ EQUITY

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued 3,228,962	323,000
Additional paid-in capital	1,128,000
Retained earnings	7,804,000
Accumulated other comprehensive income	4,691,000

TOTAL STOCKHOLDERS’ EQUITY	13,946,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,175,000

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,147,000	$1,206,000	$2,351,000	$2,422,000
Cost of goods sold	452,000	449,000	898,000	916,000

Gross profit	695,000	757,000	1,453,000	1,506,000

Operating expenses:

Selling and marketing	312,000	312,000	620,000	627,000
General and administrative	259,000	200,000	587,000	520,000
Research and development	215,000	190,000	419,000	361,000

Total operating expenses	786,000	702,000	1,626,000	1,508,000

Operating income (loss)	(91,000)	55,000	(173,000)	(2,000)

Non-operating income (expense):

Gain on sale of investment securities	128,000	102,000	264,000	426,000
Interest income	40,000	13,000	72,000	24,000
Other income	4,000	3,000	8,000	6,000
Equity in losses of equity method investee	0	(60,000)	(11,000)	(125,000)

Total non-operating income	172,000	58,000	333,000	331,000

Income before income taxes	81,000	113,000	160,000	329,000

Federal and state income tax provision	35,000	70,000	62,000	183,000

Net income	$46,000	$43,000	$98,000	$146,000

Net income per share data:

Basic
Net income per share	$0.01	$0.01	$0.03	$0.05

Weighted average shares	3,227,128	3,205,458	3,223,406	3,194,043

Diluted
Net income per share	$0.01	$0.01	$0.03	$0.04

Weighted average shares	3,332,867	3,310,149	3,326,309	3,305,879

Dividends paid per share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities

Net income	$98,000	$146,000

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	49,000	45,000
Realized gain on sale of investments	(264,000)	(426,000)
Equity in loss of equity method investee	11,000	125,000
(Increase)/decrease in:
Trade receivables	63,000	26,000
Inventory	(28,000)	(60,000)
Other current assets	8,000	14,000
Increase/(decrease) in:
Accounts payable	3,000	(15,000)
Accrued expenses	(42,000)	(47,000)
Deferred revenue	(4,000)	10,000
Prepaid income taxes	62,000	(67,000)

Net cash used in operating activities	(44,000)	(249,000)

Cash flows from investing activities:

Proceeds from sale of investments	278,000	690,000
Purchase of equity securities	0	(253,000)
Payment for purchase of investments	0	(160,000)
Purchase of property and equipment	(28,000)	(20,000)

Net cash provided by investing activities	250,000	257,000

Cash flows from financing activities:

Proceeds from issuance of stock	25,000	104,000
Dividends paid	(258,000)	(256,000)

Net cash used in financing activities	(233,000)	(152,000)

Net decrease in cash & cash equivalents	(27,000)	(144,000)

Cash & cash equivalents, beginning	6,464,000	6,862,000
Cash & cash equivalents, ending	6,437,000	6,718,000

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized loss on investments	$(449,000)	$(4,608,982)

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

ESI Investment Company (INV) owns marketable securities which have experienced significant appreciation in value since the IPO of August Technology in 2000. August Technology Corporation designs, manufactures, and sells automated defect inspection systems used in the manufacture of microelectronic devices. The Company has recognized income from the sale of its holdings in August Technology Corporation. See Note 6 for additional information regarding its investments. The Company’s investments in marketable securities are subject to normal market risks, and are extremely concentrated in one security.

Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and six month periods ended June 30, 2005 and June 30, 2004. The results of interim periods may not be indicative of results to be expected for the year.

This report should be read together with the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, including the audited financial statements and footnotes therein.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$46,000	$43,000	$98,000	$146,000
Pro forma	$32,000	$37,000	$70,000	$135,000

Basic net income (loss) per common share:
As reported	0.01	0.01	0.03	0.05
Pro forma	0.01	0.01	0.02	0.04

Diluted net income (loss) per common share:
As reported	0.01	0.01	0.03	0.04
Pro forma	0.01	0.01	0.02	0.04

Stock based compensation:
As reported	0	0	0	0
Pro forma	$14,000	$6,000	$28,000	$11,000

The company did not grant any options during the six months ended June 30, 2005. Please read the information in “Recent Accounting Standards” elsewhere in this report for additional information on our stock option accounting.

Note 5.    Net Income Per Share

The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended June 30, 2005, 105,739 shares of common stock equivalents were included in the computation of diluted net income per share. For the six months ended June 30, 2005, 102,903 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended June 30, 2004, 104,691 shares of common stock equivalents were included in the computation of diluted net income per share. For the six months ended June 30, 2004, 111,836 shares of common stock equivalents were included in the computation of diluted net income per share.

Options to purchase 9,000 shares of common stock with a weighted average exercise price of $4.49 were outstanding for the three months ending June 30, 2005, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary (unless accounted for on the equity method of accounting), are included in income in the period realized. The Company’s significant investment in equity securities is 645,265 shares of August Technology Corporation whose shares are traded on the Nasdaq Stock Exchange with a June 30, 2005 market value of approximately $7,517,000 with an approximate cost of $65,000.

Investment Reported on Equity Method:

At June 30, 2005, the Company owned 551,759 shares of PPT, which is approximately 18.4% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at June 30, 2005 was approximately $937,990 with an approximate cost of $2,434,000.

Since the Company owns approximately 18.4% of PPT’s outstanding stock, and the Company’s Secretary, Peter R Peterson owns approximately 22.2% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income/(loss) is included in the Company’s net income/(loss) with a corresponding increase or decrease in the carrying value of its investment. Losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At June 30, 2005, the Company had approximately $970,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income (Loss)	$46,000	$43,000	$98,000	$146,000

Other Comprehensive Gain (Loss):
Change in unrealized gain on investments, net of tax	(56,000)	(1,141,000)	440,000	(2,670,000)

Less:
Reclassification adjustment for gains included in net income	(85,000)	(66,000)	(162,000)	(298,000)

Total comprehensive income (loss)	$(95,000)	$(1,164,000)	$376,000	$(2,822,000)

Note 8.    Segment Information

The Company has three reportable operating segments based on the nature of its product lines: production monitoring, character recognition, and investments. The production monitoring division (or Controls Division) manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The character recognition division (or ADS) designs and markets a desktop software-based system that reads hand-printed characters, checkmarks, and bar code information from scanned or faxed forms. Sales of this system include software and can include hardware. The investments division (or INV) holds investments in freely tradable and restricted securities.

In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
External sales
Production monitoring	$1,007,000	$1,053,000	$2,083,000	$2,060,000
Character recognition	140,000	153,000	268,000	362,000
Investments	0	0	0	0

Total	$1,147,000	$1,206,000	$2,351,000	$2,422,000

Net income before taxes
Production monitoring	$65,000	$200,000	$150,000	$276,000
Character recognition	(24,000)	(29,000)	(60,000)	(43,000)
Investments	40,000	(58,000)	70,000	96,000

Total	$81,000	$113,000	$160,000	$329,000

Certain expenses related to the conduct of our investment activities are included in general and administrative expenses in the accompanying consolidated statements of operations, but have been allocated to net income from our INV segment in the above table.

Recent Accounting Standards:

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 is to be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  We have not yet determined the impact of SFAS No. 123R on us.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

We set forth below a discussion of certain aspects of our results of operations for the three and six month periods ended June 30, 2005 compared to the same periods in 2004. Percentage changes for each item discussed below are shown in the aggregate for the Company on a consolidated basis, as well as separately (i.e., on a non-consolidated basis) for the Controls Division and ADS.

Net Sales

Net sales for the three month period ended June 30, 2005 were $1,147,000, a decrease of $59,000 or 4.9% from $1,206,000 for the same period in 2004. The decrease from the three months ended June 30, 2005 compared the same period in 2004 includes a decrease in net sales from the Controls Division of $46,000 or 4.4%. ADS had a decrease in net sales of $13,000 or 8.5% for the three months ended June 30, 2005 compared to the same period in 2004.

For the six month period ended June 30, 2005, net sales were $2,351,000, a decrease of $71,000 or 2.9% from $2,422,000 for the same period in 2004. For the six months ended June 30, 2005, the Controls Division contributed an increase in net sales of $23,000 or 1.1%. The Controls Division has experienced an increase in sales for 2005 due in part to the recovery in the US economy and increased capital spending by our installed customer base. The bulk of our sales volume continues to be derived from the Speed Monitoring product lines to the grain and feed markets, as well as other key industrial markets. For the six months ended June 30, 2005, ADS contributed a decrease in net sales of $94,000 or 26.0%. All products contributed to this decrease. As of July 2005, ADS has signed on a manufacturer’s representative to sell it’s product to the medical market.

Cost of Goods Sold

The Company’s cost of goods sold increased $3,000 or 0.7% for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, the cost of goods sold decreased by $18,000 or 2.0% compared to the same period in 2004.

Gross Profit

Gross margins for the three month period ended June 30, 2005 were 60.6% versus 62.8% compared to the same period in 2004. For the six months ended June 30, 2005 gross margins were 61.8% versus 62.2% compared to the same period in 2004. The decreases in margins are due primarily to the decrease in sales and cost of living increase in wages and salaries for production employees. The Company continues its efforts to effectively manage and reduce production costs in both divisions.

Operating Expenses

Total operating expenses increased $84,000 or 12.0% for the three months ended June 30, 2005 compared to the same period in 2004. Of this increase, the Controls Division contributed $98,000 or 19.3%, which was partially offset by a decrease in operating expense for ADS. ADS contributed a decrease of $14,000 or 7.2%.

For the six months ended June 30, 2005 operating expenses increased $118,000 or 7.8% compared to the same period for 2004. Of this increase, the Controls Division contributed an increase of $152,000 or 13.9%, which was partially offset by a decrease in operating expenses for ADS. ADS decrease in operating expenses was $34,000 or 8.2%.

Selling and marketing costs had no change for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, selling and marketing costs decreased $7,000 or 1.1%.

General and administrative costs increased $59,000 or 29.5% for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, general and administrative costs increased $67,000 or 12.9%. Of this increase for the three months ended June 30, 2005, the Controls Division contributed an increase of $50,000 or 26.9%, and ADS contributed an increase of $9,000 or 64.3%. Of the increase for the six months ended June 30, 2005, the Controls Division contributed an increase of $58,000 or 12.3%. ADS had an increase for the six months ended June 30, 2005 of $9,000 or 18.0%. The primary reason for the G&A increasing costs are due to additional and heightened costs of being a publicly held company. We expect these costs to significantly increase over the next 2 years as we prepare for our Sarbanes-Oxley Act internal controls compliance costs.

Research and development costs increased $25,000 or 13.2% for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, research and development costs increased $58,000 or 16.1% compared to the same period in 2004. Of the increase for the three months ended June 30, 2005, the Controls Division contributed $25,000 or 26.9%. For the six months ended June 30, 2005, the Controls Division contributed an increase of $46,000 or 26.4%. For the six months ended June 30, 2005, ADS contributes an increase of $12,000 or 6.4%. The increase in the Controls Division was due to additional lab testing and prototype development including product testing and certification at nationally recognized test labs. The increase in ADS was due to increased software development costs.

Non-Operating Income (Loss)

Non-operating income increased by $114,000 or 196.6% for the three month period ended June 30, 2005 compared to the same period for 2004. For the six months ended June 30, 2005, compared to the same period in 2004, non-operating income increased $2,000 or 0.6%.

Gain on the sale of investment securities increased $26,000 or 25% for the three month period ended June 30, 2005 compared to the same period in 2004. For the six month period ended June 30, 2005, gain on sale of investment securities decreased $162,000 or 38% compared to the same period in 2004.

Interest income increased $27,000 or 207.7% when comparing the three months ended June 30, 2005 to the same period in 2004. For the six months ended June 30, 2005, the increase was $48,000 or 200.0% compared to the same period in 2004. This increase was due to the higher interest rates received on treasury bills.

Equity in losses of equity method investee decreased $60,000 or 100% for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, the loss decreased $114,000 or 91%.

Income Before Income Taxes

Income before income taxes decreased $32,000, to an income before income tax of $81,000 for the three-month period ended June 30, 2005 compared to the same period in 2004. For the six month period ended June 30, 2005, income before income taxes was $160,000, a decrease of $169,000 compared to the same period for 2004.

The Controls Division had income before income tax of $65,000 for the three months ended June 30, 2005 compared to $200,000 for the same period in 2004, a decrease of $135,000. For the six months ended June 30, 2005, the Controls Division had income before taxes of $150,000 compared to $276,000 for the same period in 2004, a decrease of $126,000. These decreases were primarily due to increased operating expenses.

ADS had net loss before income taxes of $24,000 for the three months ended June 30, 2005 compared to the net loss before income taxes of $29,000 for same period in 2004. For the six months ended June 30, 2005, ADS had a loss of $60,000 compared to a loss of $43,000 for the same period in 2004. These losses are a direct result of decreased sales and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,437,000 at June 30, 2005 and $6,718,000 at June 30, 2004. Cash used in operating activities of $44,000 for the six months ended June 30, 2005 was primarily a result of our net operating loss adjusted for non-cash charges.

Cash provided by investing activities was $250,000 for the six month period ended June 30, 2005 and $257,000 for the same period in 2004.  Proceeds from the sale of investments for the six months ended June 30, 2005 decreased to $278,000 from $690,000 compared to the same period in 2004 and cash used for the purchase of investments decreased to $0 from $413,000 compared to the same period in 2004.

Cash used in financing activities was $233,000 and $152,000 for the six months ended June 30, 2005 and June 30, 2004, respectively. During the six months ended June 30, 2005 and 2004, the Company paid aggregate dividends of $258,000 and $256,000, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 645,265 shares of August Technology Corporation and 551,759 shares of PPT Vision, Inc. both of which are traded on the Nasdaq Stock Exchange. The investment in PPTV is accounted for under the equity method of accounting. These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.

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

PART II – OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 20, 2005.

At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

1.	Set the number of directors at five for the ensuing year.

For	Against	Abstention
2,982,441	9,252	3,450

2.	Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

	For	Withheld
Bradley D. Slye	2,972,020	23,123
Peter R. Peterson	2,971,045	24,098
Geoffrey W. Miller	2,972,520	22,623
Joseph A. Marino	2,972,520	22,623
John S. Strom	2,971,545	23,598

3.	Ratification of the appointment of Virchow, Krause & Company, LLP as the Company’s independent accountants for the current fiscal year ending December 31, 2005.

For	Against	Abstention
2,985,802	1,252	8,089

Item 6.    Exhibits

See Exhibit Index following signature page.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 5, 2005	/s/ Bradley D. Slye

Bradley D. Slye Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED June 30, 2005

Exhibit	Description
31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002