Form 10KSB/A
period 2004-12-31
ELECTRO SENSORS INC
filed 2005-10-24
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
Form 10-KSB/A for the Year Ended December 31, 2004

PART II
Item 7          Financial Statements

PART III
Item 13        Exhibits

SIGNATURES

Explanatory Note

        This Amendment No. 2 to Form 10-KSB is being filed solely to correct a typographical error affecting the date for one of the fiscal years covered by one of the reports issued by the company’s independent registered public accounting firm with respect to the company’s audited financial statements.

Item 7–Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Registered Independent Public Accounting Firm
Financial Statements
   Consolidated Balance Sheets
   Consolidated Statements of Operations
   Consolidated Statements of Changes in Stockholder’s Equity
   Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements

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

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock Issued		Additional			Other	Total
			Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income/(loss)	Income	Equity

Balance, December 31, 2001	3,121,263	$311,000	$895,000	$8,592,000		$6,965,000	$16,763,000

Exercise of stock options	33,350	3,000	70,000				73,000
Unrealized gains (losses) on investments net of reclassification adjustment					(4,437,000)	(4,437,000)	(4,437,000)
Stock issued through the employee stock purchase plan	647	1,000	2,000				3,000
Dividend on common stock				(378,000)			(378,000)
Net income				646,000	646,000		646,000

Total comprehensive loss					(3,791,000)

Balance, December 31, 2002	3,155,260	315,000	967,000	8,860,000		2,528,000	12,670,000

Exercise of stock options	15,750	1,000	25,000				26,000
Unrealized gains (losses) on investments net of reclassification adjustment					5,753,000	5,753,000	5,753,000
Stock issued through the employee stock purchase plan	3,512	1,000	8,000				9,000
Dividend on common stock				(411,000)			(411,000)
Net loss				(144,000)	(144,000)		(144,000)

Total comprehensive income					5,609,000

Balance, December 31, 2003	3,174,522	317,000	1,000,000	8,305,000		8,280,000	17,902,000

Exercise of stock options	40,750	4,000	95,000				99,000
Unrealized gains (losses) on investments net of reclassification adjustment					(3,867,000)	(3,867,000)	(3,867,000)
Stock issued through the employee stock purchase plan	3,073	1,000	9,000				10,000
Dividend on common stock				(513,000)			(513,000)
Net income				172,000	172,000		172,000

Total comprehensive loss					$(3,695,000)

Balance, December 31, 2004	3,218,345	$322,000	$1,104,000	$7,964,000		$4,413,000	$13,803,000

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

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation.   The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provision of SFAS No. 148 and chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

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

        A summary of stock options outstanding and exercisable under the plans are as follows:

	Number of Shares
	Incentive Options		Director Options
	Stock Options	Weighted Avg. Exercise Price	Stock Options	Weighted Avg Exercise Price
Balance, December 31, 2001	237,050	2.23	87,000	2.69
Granted	10,000	3.14	9,000	4.49
Exercised	(21,600)	1.68	(11,750)	3.17
Expired	0	0.00	(1,750)	3.17
Forfeited	0	0.00	0	0.00

Balance, December 31, 2002	225,450	2.33	82,500	2.81
Granted	0	0.00	0	0.00
Exercised	(15,750)	1.68	0	0.00
Expired	0	0.00	(13,500)	3.17
Forfeited	(19,450)	2.90	0	0.00

Balance, December 31, 2003	190,250	2.33	69,000	2.74
Granted	101,000	4.16	0	0.00
Exercised	(20,500)	2.22	(20,250)	2.67
Expired	0	0.00	0	0.00
Forfeited	0	0.00	0	0.00

Balance, December 31, 2004	270,750	$3.02	48,750	$2.77

Options Exercisable At December 31, 2004	201,590	$2.64	48,750	$2.77

        Price range of outstanding options:

As of December 31, 2004
	Incentive Options	Directors Options

Price Range	$1.33 to $4.16	$2.00 to $4.49
Expiration Dates	2007 to 2014	2005 to 2012

        The following table summarizes stock options outstanding at December 31, 2004:

Exercise Price Range	Outstanding Options	Exercisable Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price

$1.33 - $1.99	30,000	30,000	4.87	$1.49
$2.00 - $2.99	158,500	158,500	4.41	$2.37
$3.00 - $4.49	131,000	61,840	7.17	$3.97

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

PART III

Item 13—Exhibits

        See “Exhibit Index” on the page following the signatures.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC.

By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer

Date:	October 24, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2004	Commission File No. 0-9587

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.