Form 10QSB
period 2005-09-30
ELECTRO SENSORS INC
filed 2005-11-14
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on November 14, 2005 was 3,248,516.

Transitional Small Business Disclosure Format (check one):
Yes  ☐    No  ☒

ELECTRO-SENSORS, INC.
Form 10-QSB
For the Period Ended September 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet – As of September 30, 2005
Consolidated Statements of Operations – For the Three and Nine Month Periods Ended September 30, 2005 and September 30, 2004
Consolidated Statements of Cash Flows – For the Nine Month Periods Ended September 30, 2005 and September 30, 2004
Notes to Consolidated Financial Statements

Item 2.   Management’s Discussion and Analysis or Plan of Operation
Item 3.   Controls and Procedures

PART II – OTHER INFORMATION

Item 6.   Exhibits

SIGNATURES

EXHIBITS

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30, 2005 (unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,856,000
Investments	6,662,000
Trade receivables, less allowance for doubtful accounts of $9,000	510,000
Inventories	865,000
Other current assets	68,000

Total current assets	14,961,000

Property and equipment, net	1,362,000

TOTAL ASSETS	$16,323,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable	$109,000
Accrued expenses	253,000
Deferred revenue	50,000
Income taxes payable	110,000
Deferred income tax	2,374,000

TOTAL LIABILITIES	$2,896,000

STOCKHOLDERS’ EQUITY

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued 3,241,016	324,000
Additional paid-in capital	1,158,000
Retained earnings	7,937,000
Accumulated other comprehensive income	4,008,000

TOTAL STOCKHOLDERS’ EQUITY	13,427,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,323,000

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$1,206,000	$1,243,000	$3,557,000	$3,664,000
Cost of goods sold	470,000	453,000	1,368,000	1,368,000

Gross profit	736,000	790,000	2,189,000	2,296,000

Operating expenses:

Selling and marketing	318,000	341,000	938,000	968,000
General and administrative	246,000	254,000	833,000	775,000
Research and development	205,000	206,000	624,000	566,000

Total operating expenses	769,000	801,000	2,395,000	2,309,000

Operating loss	(33,000)	(11,000)	(206,000)	(13,000)

Non-operating income (expense):

Gain (loss) on sale of investment securities	543,000	(1,000)	807,000	425,000
Interest income	52,000	19,000	125,000	43,000
Other income	3,000	2,000	11,000	9,000
Equity in losses of equity method investee	(129,000)	(40,000)	(140,000)	(165,000)

Total non-operating income (loss)	469,000	(20,000)	803,000	312,000

Income (loss) before income taxes	436,000	(31,000)	597,000	299,000

Federal and state income tax provision	175,000	4,000	237,000	187,000

Net income (loss)	$261,000	$(35,000)	$360,000	$112,000

Net income per share data:

Basic
Net income (loss) per share	$0.08	$(0.01)	$0.11	$0.03

Weighted average shares	3,234,472	3,218,009	3,227,136	3,202,089

Diluted
Net income (loss) per share	$0.08	$(0.01)	$0.11	$0.03

Weighted average shares	3,330,726	3,326,575	3,327,822	3,312,835

Dividends paid per share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities

Net income	$360,000	$112,000

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	75,000	68,000
Realized gain on sale of investments	(807,000)	(426,000)
Equity in loss of equity method investee	140,000	165,000
(Increase)/decrease in:
Trade receivables	49,000	(60,000)
Inventory	(55,000)	(46,000)
Other current assets	0	(2,000)
Prepaid income taxes	127,000	(53,000)
Increase/(decrease) in:
Accounts payable	(53,000)	54,000
Accrued expenses	5,000	45,000
Deferred revenue	(18,000)	7,000
Prepaid income taxes	110,000	(96,000)

Net cash used in operating activities	(67,000)	(232,000)

Cash flows from investing activities:

Proceeds from sale of investments	825,000	772,000
Purchase of equity securities	0	(326,000)
Payment for purchase of investments	0	(160,000)
Purchase of property and equipment	(35,000)	(21,000)

Net cash provided by investing activities	790,000	265,000

Cash flows from financing activities:

Proceeds from issuance of stock	56,000	109,000
Dividends paid	(387,000)	(385,000)

Net cash used in financing activities	(331,000)	(276,000)

Net increase/(decrease) in cash & cash equivalents	392,000	(243,000)

Cash & cash equivalents, beginning	6,464,000	6,862,000
Cash & cash equivalents, ending	6,856,000	6,619,000

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized loss on investments	$(654,000)	$(8,461,000)

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

The Company operates two distinct businesses. The first is the Controls Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use. The Controls Division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations. The Controls Division markets its products to a number of different industries located throughout the United States and abroad.

The Company’s second primary business is AutoData® Systems (ADS). ADS designs and markets a desktop software based system that reads hand printed characters, checkmarks and bar code information from scanned or faxed forms. ADS products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

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

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and nine month periods ended September 30, 2005 and September 30, 2004. The results of interim periods may not be indicative of results to be expected for the year.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss):
As reported	$261,000	$(35,000)	$360,000	$112,000
Pro forma	$247,000	$(68,000)	$318,000	$67,000

Basic net income (loss) per common share:
As reported	0.08	(0.01)	0.11	0.03
Pro forma	0.08	(0.02)	0.10	0.02

Diluted net income (loss) per common share:
As reported	0.08	(0.01)	0.11	0.03
Pro forma	0.07	(0.02)	0.10	0.02

Stock based compensation:
As reported	0	0	0	0
Pro forma	$14,000	$33,000	$42,000	$45,000

The company did not grant any options during the nine months ended September 30, 2005. Please read the information in “Recent Accounting Standards” elsewhere in this report for additional information on our stock option accounting.

Note 5. Net Income Per Share

The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended September 30, 2005, 96,254 shares of common stock equivalents were included in the computation of diluted net income per share. For the nine months ended September 30, 2005, 100,686 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended September 30, 2004, 108,566 shares of common stock equivalents were included in the computation of diluted net income per share. For the nine months ended September 30, 2004, 110,746 shares of common stock equivalents were included in the computation of diluted net income per share.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary (unless accounted for on the equity method of accounting), are included in income in the period realized. The Company’s significant investment in equity securities is 600,115 shares of August Technology Corporation whose shares are traded on the Nasdaq Stock Exchange with a September 30, 2005 market value of approximately $6,403,000 with an approximate cost of $60,000.

Investment Reported on Equity Method:

At September 30, 2005, the Company owned 551,759 shares of PPT, which is approximately 18.4% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at September 30, 2005 was approximately $684,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 18.4% of PPT’s outstanding stock, and the Company’s Secretary, Peter R Peterson owns approximately 22.2% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income/(loss) is included in the Company’s net income/(loss) with a corresponding increase or decrease in the carrying value of its investment. Losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At September 30, 2005, the Company had approximately $1,024,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

In April 2004, INV purchased 20% of a la mode, LLC’s outstanding membership interests for $160,000. As of July 2005, a la mode, LLC ceased operations. The company wrote off its investment in a la mode, LLC during the third quarter of 2005.

Note 7. Comprehensive Income

Comprehensive income includes the Company’s net income plus other comprehensive income items that are excluded from net income. The Company’s other income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net Income (Loss)	$261,000	$(35,000)	$360,000	$112,000

Other Comprehensive Gain (Loss):
Change in unrealized gain on investments, net of tax	(353,000)	(2,389,000)	87,000	(5,456,000)

Less:
Reclassification adjustment for gains included in net income	(330,000)	0	(492,000)	(298,000)

Total comprehensive income (loss)	$(422,000)	$(2,424,000)	$(45,000)	$(5,642,000)

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

In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

External sales
Production monitoring	$1,076,000	$1,031,000	$3,158,000	$3,090,000
Character recognition	130,000	212,000	399,000	574,000
Investments	0	0	0	0

Total	$1,206,000	$1,243,000	$3,557,000	$3,664,000

Net income before taxes
Production monitoring	$117,000	$97,000	$268,000	$373,000
Character recognition	(16,000)	9,000	(76,000)	(34,000)
Investments	335,000	(137,000)	405,000	(40,000)

Total	$436,000	$(31,000)	$597,000	$299,000

Certain expenses related to the conduct of our investment activities are included in general and administrative expenses in the accompanying consolidated statements of operations, but have been allocated to net income from our INV segment in the above table.

Recent Accounting Standards:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

Item 2. Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

We set forth below a discussion of certain aspects of our results of operations for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. Percentage changes for each item discussed below are shown in the aggregate for the Company on a consolidated basis, as well as separately (i.e., on a non-consolidated basis) for the Controls Division and ADS.

Net Sales

Net sales for the three month period ended September 30, 2005 were $1,206,000, a decrease of $37,000 or 3.0% from $1,243,000 for the same period in 2004. The decrease from the three months ended September 30, 2005 compared the same period in 2004 includes an increase in net sales from the Controls Division of $45,000 or 4.4%. ADS had a decrease in net sales of $82,000 or 38.7% for the three months ended September 30, 2005 compared to the same period in 2004.

For the nine month period ended September 30, 2005, net sales were $3,557,000, a decrease of $107,000 or 2.9% from $3,664,000 for the same period in 2004. For the nine months ended September 30, 2005, the Controls Division contributed an increase in net sales of $68,000 or 2.2%. The Controls Division has experienced an increase in sales for 2005 due in part to the recovery in the US economy and increased capital spending by our installed customer base. The bulk of our sales volume continues to be derived from the Speed Monitoring product lines to the grain and feed markets, as well as other key industrial markets. For the nine months ended September 30, 2005, ADS contributed a decrease in net sales of $175,000 or 30.5%. All products contributed to this decrease.

Cost of Goods Sold

The Company’s cost of goods sold increased $17,000 or 3.8% for the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, the cost of goods sold remained the same when compared to the same period in 2004.

Gross Profit

Gross margins for the three month period ended September 30, 2005 were 61.6% versus 63.6% compared to the same period in 2004. For the nine months ended September 30, 2005 gross margins were 61.5% versus 62.7% compared to the same period in 2004. The decreases in margins are due primarily to the decrease in sales and cost of living increase in wages and salaries for production employees. The Company continues its efforts to effectively manage and reduce production costs in both divisions.

Operating Expenses

Total operating expenses decreased $32,000 or 4.0% for the three months ended September 30, 2005 compared to the same period in 2004. Of this decrease, the Controls Division contributed an increase in operating expenses of $23,000 or 4.0%, which was partially offset by a decrease in operating expense for ADS. ADS contributed a decrease of $33,000 or 15.7%.

For the nine months ended September 30, 2005 operating expenses increased $86,000 or 3.7% compared to the same period for 2004. Of this increase, the Controls Division contributed an increase of $224,000 or 13.9%, which was partially offset by a decrease in operating expenses for ADS. ADS decrease in operating expenses was $67,000 or 10.7%.

Selling and marketing costs decreased $23,000 or 6.7% for the three months ended September 30, 2005 compared to the same period in 2004. Of this decrease, the Controls Division contributed a decrease of $5,000 or 1.9%. ADS contributed a decrease of $18,000 or 25.0%. For the nine months ended September 30, 2005, selling and marketing costs decreased $30,000 or 3.1% compared to the same period in 2004. Of this decrease, the Controls Division contributed an increase of $43,000 or 6.0%, offset partially by a decrease in ADS of $73,000 or 29.3%. The increase in selling and marketing costs for the Controls Division is primarily due to increased commission expense for manufacturers’ representatives. The decrease in selling and marketing costs for ADS is primarily due to fewer personnel.

General and administrative costs decreased $8,000 or 3.1% for the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, general and administrative costs increased $58,000 or 7.5%. Of this decrease for the three months ended September 30, 2005, the Controls Division contributed an increase of $15,000 or 7.1%, offset partially by a decrease in ADS of $1,000 or 4.5%. Of the increase for the nine months ended September 30, 2005, the Controls Division contributed an increase of $121,000 or 19.2%. ADS had an increase for the nine months ended September 30, 2005 of $8,000 or 11.0%. The primary reason for the G&A increasing costs are due to additional and heightened costs of being a publicly held company. We expect these costs to significantly increase over the next 2 years as we prepare for our Sarbanes-Oxley Act internal controls compliance costs.

Research and development costs decreased $1,000 or 0.5% for the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, research and development costs increased $58,000 or 10.2% compared to the same period in 2004. Of the decrease for the three months ended September 30, 2005, the Controls Division contributed an increase of $14,000 or 15.7%, offset partially by a decrease in ADS of $15,000 or 12.8%. For the nine months ended September 30, 2005, the Controls Division contributed an increase of $60,000 or 22.8%, offset by a decrease in ADS of $2,000 or 0.7%. The increase in the Controls Division was due to additional lab testing and prototype development including product testing and certification at nationally recognized test labs. The decrease in ADS is due to fewer personnel.

Non-Operating Income (Loss)

Non-operating income increased by $489,000 for the three month period ended September 30, 2005 compared to the same period for 2004. For the nine months ended September 30, 2005, compared to the same period in 2004, non-operating income increased $491,000.

Gain on the sale of investment securities increased $544,000 for the three month period ended September 30, 2005 compared to the same period in 2004. For the nine month period ended September 30, 2005, gain on sale of investment securities increased $382,000 compared to the same period in 2004. These increases are a direct result of increased August Technology stock sales.

Interest income increased $33,000 when comparing the three months ended September 30, 2005 to the same period in 2004. For the nine months ended September 30, 2005, the increase was $82,000 compared to the same period in 2004. This increase was due to the higher interest rates received on treasury bills.

Equity in losses of equity method investee increased $89,000 for the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, the loss decreased $25,000. The increase for the three month period ended September 30, 2005 is due to the write off of the investment in a la mode, LLC.

Income Before Income Taxes

Income before income taxes increased $467,000, to an income before income tax of $436,000 for the three-month period ended September 30, 2005 compared to the same period in 2004. For the nine month period ended September 30, 2005, income before income taxes was $597,000, an increase of $298,000 compared to the same period for 2004.

The Controls Division had income before income tax of $117,000 for the three months ended September 30, 2005 compared to $97,000 for the same period in 2004, an increase of $20,000. For the nine months ended September 30, 2005, the Controls Division had income before taxes of $268,000 compared to $373,000 for the same period in 2004, a decrease of $105,000. This decrease is primarily due to increased operating expenses.

ADS had net loss before income taxes of $16,000 for the three months ended September 30, 2005 compared to the net income before income taxes of $9,000 for same period in 2004. For the nine months ended September 30, 2005, ADS had a loss of $76,000 compared to a loss of $42,000 for the same period in 2004. These losses are a direct result of decreased sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,856,000 at September 30, 2005 and $6,619,000 at September 30, 2004. Cash used in operating activities of $67,000 for the nine months ended September 30, 2005 was primarily a result of our net operating loss adjusted for non-cash charges.

Cash provided by investing activities was $790,000 for the nine month period ended September 30, 2005 and $265,000 for the same period in 2004.  Proceeds from the sale of investments for the nine months ended September 30, 2005 increased to $825,000 from $772,000 compared to the same period in 2004 and cash used for the purchase of investments decreased to $0 from $160,000 compared to the same period in 2004.

Cash used in financing activities was $331,000 and $276,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively. During the nine months ended September 30, 2005 and 2004, the Company paid aggregate dividends of $387,000 and $385,000, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 600,115 shares of August Technology Corporation and 551,759 shares of PPT Vision, Inc. both of which are traded on the Nasdaq Stock Exchange. The investment in PPTV is accounted for under the equity method of accounting. These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.

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

PART II.   OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index following signature page.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

Date:	November 14, 2005	By:	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED September 30, 2005

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002