Form 10KSB
period 2005-12-31
ELECTRO SENSORS INC
filed 2006-03-24
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(952) 930-0100
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.10 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The issuer’s revenues for the fiscal year ended December 31, 2005 were $4,903,000.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $6,129,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on February 21, 2006.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on February 21, 2006 was 3,252,932.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No   ☒

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
Form 10-KSB for the Year Ended December 31, 2005

PART I

Item 1—Description of Business

Introduction

Electro-Sensors, Inc. (the “Company” or “ESI”) is engaged in two distinct operating segments: (1) the manufacture and distribution of industrial production monitoring and process control systems through its Controls Division, and (2) the development and distribution of PC-based software for both automated survey processing and hand printed character recognition through its AutoData Systems Division. The operating segments are based on the markets that we serve and the products that we provide to those markets.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 569,615 shares of August Technology Corporation and 551,759 shares of PPT Vision, Inc., August Technology Corporation is traded on the Nasdaq Stock Exchange, PPT Vision is traded on the OTC exchange. The PPT Vision investment is accounted for under the equity method of accounting.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, includes Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2005, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business transactions.

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

The speed monitoring systems include a line of digital products that translate sensor impulses from its production monitoring systems into digital readouts indicating production counts or rates, such as parts, gallons, or board feet. The speed monitoring systems also include alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals, computer inputs, or digital displays that are usable by the customer.

Two production monitoring devices that do not operate by measuring shaft speeds are also in the speed monitoring systems product line. These devices are the tilt switch and vibration monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity (e.g., when grain fills a silo). A vibration monitor will alert an operator when the vibration in a production system exceeds or is below a specified level.

Drive Control Systems.   In 1987, the Company expanded its speed monitoring systems product line to include products that regulate and synchronize machine speeds. Drive control system products not only monitor machine operation levels, but also regulate the speed of motors on related machines in a production sequence to ensure that the performances of various operations are coordinated. In the past, these distinct features allowed the Company to market these products under the Drive Control Systems name. The product line consists of a line of digital control products for motors that require a complete closed loop PID (Proportional Integral Derivative) control. The closed loop controllers coordinate production speed among process motors and reduce waste.

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

The Company expects to continue to expend resources in development and marketing of its various Production Monitoring Systems throughout 2006.

Character Recognition Systems—AutoData Systems Division

The Company initially began development of its AutoData Systems as a development project chartered to create opportunities using proprietary pattern recognition technology. The outcome of the project was a Microsoft® Windows® based software system that reads hand printed characters, checkmarks, and barcodes from scanned forms.

The Company’s system offers an alternative to manual data entry, by automatically extracting information from paper forms and converting it into a format compatible with most computer databases. This intelligent data entry alternative saves time, strain, and money compared to the method of manual data entry. The basis of the handprint reading capability is Associative Pattern Memory™ (APM), a patented pattern recognition algorithm. APM is a trainable, neural network-based memory that was incorporated in a Dynamic Link Library (DLL) and used in the three products currently sold by AutoData Systems Division.

AutoData Systems became an operating segment in January 1993. The first software package, AutoData® PRO™, was released in May 1993. This software package was designed for the end user. AutoData® PRO, served as a utility software package designed to process only checkmark and handprint information from scanned forms. The software allowed the user to export the data in an ASCII file format.

In September 1993, AutoData® PRO II™ was released as an upgrade, along with AutoData® SDK™. AutoData® SDK™ allowed Windows developers to embed the AutoData® DLL into their application in order to provide automated data collection from scanned or faxed forms.

In 1996, AutoData® Survey™ was released. AutoData® Survey was the Company’s first software package to include an analysis and report generation feature, greatly enhancing the salability of AutoData technology. This product was directed at the Healthcare market, where it gained a foothold in patient satisfaction measurement. AutoData has released two upgrades to the original Survey™ software, the latest being AutoData® Survey Plus 2000™.

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

Marketing and Distribution

Controls Division.   The Controls Division sells its products primarily through home office sales people who deal directly with customers and a number of manufacturer’s representatives with exclusive territories and non-exclusive distributors located throughout the United States, Mexico, China, Korea and Canada. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in all major standard industrial classifications, including food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

For marketing, the Company advertises in national industrial periodicals that cover a wide range of industrial products and attends several tradeshows designated for the industry throughout the year. A corporate website and other related industry websites are also used for advertising and marketing purposes. The Company expects to continue to market its products in this and related markets.

AutoData Systems Division.   The AutoData Systems Division markets its products primarily through home office sales personnel who deal directly with end-users and a limited number of Value-Added Resellers (VARs). This division primarily sells in the United States, Canada and Western Europe, and currently actively markets only in the U.S.

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

AutoData Systems.   Competition for the market segment primarily ranges from substitute products such as Data Entry suppliers, to directly competitive software suppliers, and more recently, suppliers of web-based survey software and services. We believe that few direct competitors have as sophisticated recognition capabilities as our AutoData Systems products. However, our AutoData products face direct competition from both ends of the spectrum: larger competitors offering a broader array of software products and services, and firms similar in size to our AutoData Systems Division that offer a low-price, more limited product.

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

AutoData Systems.   The AutoData Systems Division purchases a wide variety of supplies and materials from various vendors and is not dependent upon any one source.

The Company purchases a variety of parts, components, and other supplies from a variety of vendors for both of its operating divisions. While the Company usually has more than a single source of supply for those various parts, components and supplies, it is possible occasionally that there will be only one supplier for any single part, component or supply. Should a supplier be unwilling or unable to supply such an item in a timely manner, the Company’s business could be materially adversely affected.

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

The Company holds two patents relating to its Production Monitoring Systems, and has obtained six patents related to its Character Recognition technology. The Company has also entered into a license agreement with MKS Maschinen Kontroll Systeme GmbH (“MKS”), a manufacturer of a Synchronous Drive Controller (“SDC”) product line, which grants the Company rights to distribute in the United States the drive control products manufactured by MKS.

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

2005: $410,000
2004: $357,000

The Company’s development projects for this division are undertaken based upon the identified specific needs of the Company’s customer base.

AutoData Systems:

2005: $338,000
2004: $405,000

The Company has continued to fund this Division’s development activities. The goal is to create low-cost software based systems that enable accurate reading of hand-printed characters and other survey elements used on paper forms.

The Company’s future success is dependent in part upon its ability to develop new products in its varying segments. Difficulties or delays in the Company’s ability to develop, produce, test and market new products could have a material adverse effect on future sales growth. For fiscal 2006, we have budgeted $429,000 for research and development costs for the controls division and $191,000 for the AutoData Systems division.

Compliance with Environmental Laws

Compliance with federal, state and local environmental provisions has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on the competitive position of the Company.

Employees

As of March 24, 2006, the Company had 29 employees, all of which are full-time. The Company believes that its relations with its employees are good.

The Company’s ability to maintain a competitive position and to continue to develop and market new products depends, in part, on its ability to retain key employees and qualified personnel. If the Company is unable to retain and/or recruit key employees, product development, marketing and sales could be negatively impacted.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by the Company or on its behalf. The Company has made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to stockholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking. Electro-Sensors’ forward-looking statements generally relate to its growth strategy, future financial results, product development and sales efforts. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements. The Company undertakes no obligations to update any forward-looking statements. The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Fluctuations in Operating Results.   ESI has experienced fluctuations in its operating results in the past, and may experience fluctuations in the future, which may affect the market price of its Common Stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond the Company’s control. Some of theses factors are: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the market and economic disruptions. Because fluctuations can happen, the Company cautions investors that results of its operations for preceding periods may not be indicative of how the Company will perform in the future. There can be no assurance that the Company’s earnings growth will equal that of prior years.

Further, investments held by the Company’s subsidiary, ESI Investment Company, are subject to significant positive and negative changes in value. In particular, significant investments in PPT Vision, Inc. and August Technology, Inc. have experienced substantial value fluctuations, both negative and positive, which are expected to continue. The Company’s current intention is to continue to gradually liquidate its investment securities to finance the Company’s working capital needs as needed.

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology.   The Company’s business depends upon periodically introducing new and enhanced products and solutions for customer needs. The development of products requires the Company to commit financial resources, personnel and time, usually in advance of significant market development for such products. In order to compete, the Company must anticipate both future demand and the technology available to meet that demand. There can be no assurance that the Company’s research and development efforts will lead to new products or product innovations that can be made available to or will be accepted by the market.

Item 2—Description of Property

The Company owns and occupies a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility. The facility is anticipated to be adequate for our needs in 2006.

Item 3—Legal Proceedings

The Company was not the subject of any legal proceedings as of the date of this filing. The Company is not aware of any threatened litigation.

Item 4—Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2005.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the Nasdaq Capital Market of The Nasdaq Stock Market® under the symbol “ELSE”. The following table sets forth the quarterly high and low reported last sales prices for the Company’s Common Stock for each period indicated as reported on the Nasdaq system.

	Period	High	Low
2005	First Quarter	$4.54	$3.90
	Second Quarter	$5.05	$4.15
	Third Quarter	$4.98	$4.03
	Fourth Quarter	$4.48	$3.86

2004	First Quarter	$6.40	$3.85
	Second Quarter	$5.16	$4.11
	Third Quarter	$4.70	$4.00
	Fourth Quarter	$5.60	$3.46

Based on data provided by the Company’s transfer agent, management believes that as of February 21, 2006, the number of share owner accounts of record was approximately 143.

The Company paid cash dividends on its common stock of $0.16 per share in both 2005 and 2004.

From time to time, the Company may have an obligation to repurchase some of its securities as a result of obligations described in note 8 to the Company’s 2005 consolidated financial statements. The Company did not repurchase any equity securities during the quarter ended December 31, 2005.

Item 6—Management’s Discussion and Analysis or Plan of Operation

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions.

The Company’s critical accounting policies that management believes require the most significant estimates and are disclosed in the Note 1 to the Consolidated Financial Statements. These policies have been consistently applied in all material respects for the periods presented and address such matters as revenue recognition, depreciation and amortization methods, asset impairment recognition, deferred tax valuation allowance, and business combination accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2005 vs. Fiscal Year 2004

Net Revenues

Net revenues for fiscal year 2005 increased $104,000 to $4,903,000, or 2.2% when compared to net revenues for fiscal year 2004.

Of this increase, the Controls division contributed an increase in net revenues of $290,000, or 7.2% when comparing fiscal year 2005 to fiscal year 2004. Sales continued to grow to manufacturers and OEM equipment builders. We have continued to develop our sales and marketing channel partnerships and added two new manufacturers representatives domestically and three exclusive distributors internationally. Joint sales calls and training are on-going with all of our partners. We expect to continue to expand the number of manufacturers representatives and exclusive distributors throughout 2006. Significant effort has been put into the new web site and its ability to provide needed information to our customers and also prospects. Additional new products using industrial bus communications were introduced and added to the product line. There were also new speed switches added to our core product offering as well as a new position monitor. We will continue to broaden the product line in both the core and bus communication areas.

The AutoData Systems division had a decrease in net revenues of $186,000 or 24.7% when comparing fiscal year 2005 to fiscal year 2004. This decrease is primarily due to decreased sales of the ExpertScan and Scannable Office software products. Throughout the year, in addition to the normal telemarketing work, marketing effort was directed towards the development of the new web site and using directed email, related business web sites and newsletters, and search engine keywords to direct prospects and customers to the site. We are also in the initial product development phase of adding web survey capability to our products.

Cost of Sales

The Company’s cost of sales increased from $1,821,000 to $1,913,000, a difference of $92,000 or 5.1%. Cost of sales increased in line with the sales increase. The Company continues efforts to maintain or reduce production costs.

Gross Margins

Gross margins for the fiscal year 2005 were 61.0% versus 62.1% for the prior fiscal year. This slight decrease in margins is mainly due to fuel surcharges added to supply shipments received by the Company.

Operating Expenses

Total operating expenses decreased by $52,000, or 1.8% when comparing fiscal year 2005 to the prior fiscal year. Of this decrease, the Controls Division contributed an increase in operating expenses of $81,000 or 3.6%. The AutoData Systems Division had a decrease of $133,000 or 16.5%.

Selling and marketing costs decreased by $20,000, or 1.6%. Of this decrease, the Controls Division had an increase of $73,000 or 7.7%. The AutoData Systems Division had a decrease of $93,000 or 29.4%. The increase from the Controls Division is due to increased efforts in marketing their product through manufacturer’s representatives. The decrease from the AutoData Systems Division is due to re-evaluating the sales and marketing costs and attempting to better target the Company’s marketing efforts.

General and administrative costs decreased by $17,000, or 1.6%. Of this decrease, the Controls Division had a decrease of $44,000, or 5.1%. This decrease is primarily due to an $88,000 officer’s bonus paid in 2004 that will not be paid for 2005. This decrease was offset primarily by increased costs of being a publicly-held company. The AutoData Systems Division had an increase of $27,000. The increase for the AutoData Systems Division is due to increased costs of being a publicly-held company.

Research and development costs decreased $15,000 or 2.0% when compared with the prior year. The Controls Division increased $53,000, or 14.9%, offset by a decrease from the AutoData® Systems Division of $68,000. The increase in the Controls Division is due to lab testing and UL testing for our product. The decrease in the AutoData Systems Division is due to fewer personnel.

Operating Income (Loss)

The operating income for fiscal year 2005 was $3,000, compared to last year’s operating loss of $61,000, an increase of $64,000 or 104.9%.

The Controls division had an operating income of $252,000 compared to the income of $257,000 in 2004, a decrease of $5,000. This decrease in operating income is a result of additional sales commissions associated with manufacturers representatives, higher product certification testing expenses and the increased costs of being a publicly held company.

The AutoData Systems Division had a 2005 operating loss of $249,000 compared to a loss of $224,000 for 2004, an increase of $25,000 or 11.2%. This increase is a result of the company’s lowered sales.

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

Investment income for the fiscal year 2005 increased by $825,000 to an income of $704,000. This increase was primarily due to increased sales of investment securities. The increase of 132.6% or $114,000 in interest income earned on temporary cash investments is a result of increased T-Bill rates.

Equity in losses of equity method investee shows a loss of $140,000 for fiscal year 2005, this loss represents the write off of our investment in a la mode, LLC (ALA). The company wrote off the a la mode investment in 2005 as ALA has ceased business operations. Please refer to Note 2 to the Company’s interim financial statements included in this report for more information.

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

Net Income After Tax

We reported a net income after tax for fiscal year 2005 of $761,000 compared to a net income of $172,000 in 2004, an increase of $589,000 or 342.4%. Income per share was $0.05 in 2004 compared to earnings per share of $0.24 in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,464,000 at December 31, 2004 and $7,060,000 at December 31, 2005. Cash used in operating activities of $143,000 for the twelve months ended December 31, 2005 was primarily a result of our net income adjusted for non-cash charges.

Cash provided by investing activities was $1,165,000 for the twelve-month period ended December 31, 2005 and $283,000 for the year ended December 31, 2004. Cash used for capital expenditures was $40,000 and $19,000 for the twelve months ended December 31, 2005 and 2004, respectively. Proceeds from the sale of investments for the twelve months ended December 31, 2005 increased to $1,205,000 from $788,000 when compared to the same period in 2004.

Cash used in financing activities was $426,000 and $404,000 for the twelve months ended December 31, 2005 and 2004, respectively. During the twelve months ended December 31, 2005 and 2004, the Company paid aggregate dividends of $517,000 and $513,000, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months. We anticipate that dividends will be paid in 2006 at the same rate as in 2005.

The Company’s primary investments are 569,615 shares of August Technology Corporation and 551,759 shares of PPT Vision, Inc. The PPT Vision investment is accounted for under the equity method of accounting. These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company. Liquid securities are periodically sold as deemed appropriate by management.

August Technology Corporation (“August”) was acquired by Rudolph Technologies, Inc. (“Rudolph”) on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. The Company has not determined how it intends to utilize the cash proceeds at this time.

Item 7—Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Registered Independent Public Accounting Firm
Financial Statements
      Consolidated Balance Sheet
      Consolidated Statements of Operations
      Consolidated Statements of Changes in Stockholder’s Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Electro-Sensors, Inc. and Subsidiaries
Minnetonka, MN

We have audited the accompanying consolidated balance sheet of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/   Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 27, 2006

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2005
Assets

Current Assets

Cash and cash equivalents	$7,060,000
Available for sale securities	6,642,000
Trade receivables, less allowance for doubtful accounts, $5,000	563,000
Inventories	794,000
Other current assets	71,000

Total Current Assets	15,130,000

Property and Equipment, net	1,345,000

Total Assets	$16,475,000

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$57,000
Accrued expenses	156,000
Deferred revenue	52,000
Deferred income tax	2,425,000
Income taxes payable	62,000

Total Current Liabilities	2,752,000

Commitments and Contingencies (notes 6 and 8)

Stockholders’ Equity

Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 3,252,116 shares	325,000
Additional paid-in capital	1,192,000
Retained earnings	8,208,000
Accumulated other comprehensive income	3,998,000

Total Stockholders’ Equity	13,723,000

Total Liabilities and Stockholders’ Equity	$16,475,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004
Net Sales	$4,903,000	$4,799,000
Cost of Goods Sold	1,913,000	1,821,000

Gross Profit	2,990,000	2,978,000

Operating Expenses

Selling and marketing	1,231,000	1,251,000
General and administrative	1,009,000	1,026,000
Research and development	747,000	762,000

Total Operating Expenses	2,987,000	3,039,000

Operating Income (Loss)	3,000	(61,000)

Non-operating Income (Expense):

Gain on sale of investment securities	1,126,000	441,000
Interest income	200,000	86,000
Equity in losses of equity method investee	(140,000)	(172,000)

Total Non-operating Income	1,186,000	355,000

Income before Income Taxes	1,189,000	294,000
Federal and State Income Taxes	428,000	122,000

Net Income	$761,000	$172,000

Net Income per share data

Basic

Net income per share	$0.24	$0.05
Weighted average shares	3,232,986	3,206,176

Diluted

Net income per share	$0.23	$0.05
Weighted average shares	3,328,733	3,316,196

Dividends paid per common share	$0.16	$0.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional paid-in capital	Retained earnings	Comprehensive income/(loss)	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balance, December 31, 2003	3,174,522	$317,000	$1,000,000	$8,305,000		$8,280,000	$17,902,000

Exercise of stock options	40,750	4,000	95,000				99,000
Unrealized gains (losses)
on investments net of
reclassification adjustment					$(3,867,000)	(3,867,000)	(3,867,000)
Stock issued through the
employee stock purchase plan	3,073	1,000	9,000				10,000
Dividend on common stock				(513,000)			(513,000)
Net income				172,000	172,000		172,000

Total comprehensive loss					(3,695,000)

Balance, December 31, 2004	3,218,345	322,000	1,104,000	7,964,000		4,413,000	13,803,000

Exercise of stock options	31,850	3,000	81,000				84,000
Unrealized gains (losses)
on investments net of
reclassification adjustment					(415,000)	(415,000)	(415,000)
Stock issued through the
employee stock purchase plan	1,921	0	7,000				7,000
Dividend on common stock				(517,000)			(517,000)
Net income				761,000	761,000		761,000

Total comprehensive income					$346,000

Balance, December 31, 2005	3,252,116	$325,000	$1,192,000	$8,208,000		$3,998,000	$13,723,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004
Cash flows from operating activities

Net Income	$761,000	$172,000

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	97,000	83,000
Realized gain on sale of investments	(1,126,000)	(441,000)
Equity in loss of equity method investee	140,000	172,000
(Increase)/decrease in:
Trade receivables	(4,000)	(44,000)
Inventory	16,000	(52,000)
Other current assets	(3,000)	(6,000)
Prepaid income taxes	127,000	(127,000)
Increase/(decrease) in:
Accounts payable	(105,000)	56,000
Accrued expenses	(92,000)	(15,000)
Deferred revenue	(16,000)	20,000
Accrued income taxes	62,000	(96,000)

Net cash used in operating activities	(143,000)	(278,000)

Cash flows from investing activities:

Proceeds from sale of investments	1,205,000	788,000
Purchase of equity securities	0	(326,000)
Payment for purchase of investments	0	(160,000)
Purchase of property and equipment	(40,000)	(19,000)

Net cash provided by investing activities	1,165,000	283,000

Cash flows from financing activities:

Proceeds from issuance of stock	91,000	109,000
Dividends paid	(517,000)	(513,000)

Net cash used in financing activities	(426,000)	(404,000)

Net increase/(decrease) in cash & cash equivalents	596,000	(399,000)

Cash & cash equivalents, beginning	6,464,000	6,863,000

Cash & cash equivalents, ending	7,060,000	6,464,000

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments	$613,000	$(6,065,000)

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies

Nature of business:

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 569,615 shares of August Technology Corporation and 551,759 shares of PPT Vision, Inc. The PPT Vision investment is accounted for under the equity method of accounting. See Note 2 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

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

Receivables and credit policies

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

Available for sale securities

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

Inventories

Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out) or market.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

Property and equipment

Property and equipment are recorded at cost. Expenditures for renewals and betterments are capitalized and repairs and maintenance costs are charged to expense as incurred. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is reflected in the results of operations.

Impairment of long-lived assets

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

Software costs

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

Software revenue recognition

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $169,000 and $184,000 for the years ended December 31, 2005 and 2004, respectively.

Research and development

Expenditures for research and development are expensed as incurred.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows

Years
Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2005 and 2004 was $97,000 and $83,000, respectively.

Income taxes

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

Net income per common share

EPS excludes dilution and is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income	Shares	Per share amount
2005:
Basic EPS	$761,000	3,232,986	$0.24
Effect of dilutive employee stock options		95,747

Diluted EPS	$761,000	3,328,733	$0.23

2004:
Basic EPS	$172,000	3,206,176	$0.05
Effect of dilutive employee stock options		110,020

Diluted EPS	$172,000	3,316,196	$0.05

For the years ended December 31, 2005 and 2004, options to purchase 9,000 and 319,500 shares, respectively, of the Company’s common stock were not included in the calculation of diluted earnings per share.

Comprehensive income (loss)

Comprehensive income includes the Company’s net income plus other comprehensive income (loss) items that are excluded from net income. The Company’s other comprehensive income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income.

	Years ended December 31,
	2005	2004
Net income	$761,000	$172,000

Other comprehensive gain (loss):
Change in unrealized gain on investments, net of tax	265,000	(3,563,000)

Less:
Reclassification adjustment for gains included in net income	(680,000)	(304,000)

Total comprehensive income (loss)	$346,000	$(3,695,000)

The Company does not have any additional transactions or other economic events that qualify as comprehensive income as defined under SFAS No. 130.

Stock Compensation

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

	Years Ended December 31,
	2005	2004
Net Income
As Reported	$761,000	$172,000
Pro Forma	706,000	94,000
Net Income (Loss) Per Common Share
Basic – As Reported	$0.24	$0.05
Basic – Pro Forma	$0.22	$0.03
Diluted – As Reported	$0.23	$0.05
Diluted – Pro Forma	$0.21	$0.03
Stock Based Compensation
As Reported	$0	$0
Pro Forma	$55,000	$78,000

The weighted average fair values of options granted were as follows. There were no grants in fiscal 2005:

	1987 and 1997 Plan
	Employees	Directors
2005 Grants	N/A	N/A
2004 Grants	$2.67	N/A

The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2004 (there were no grants in fiscal 2005):

	2005	2004
Risk-free Interest Rate	N/A	3.00%
Expected Life of Options	N/A	10 years
Expected Volatility	N/A	52.19%
Expected Dividend Yield	N/A	0.00%

The tax benefits associated with the exercise of stock options or issuance of shares under the Company’s stock option plans, not related to expenses recognized for financial reporting purposes, have been credited to capital in excess of par value in the accompanying consolidated balance sheets.

Recent accounting standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,”to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of the Variable Interest Entities” (FIN 46R). Fin 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

Note 2.   Investments

The cost and estimated fair value of the investments (other than investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value

December 31, 2005
Treasury Bills	$6,818,000	$0	$0	$6,818,000
Money Market Funds	56,000	0	0	56,000
Equity Securities	194,000	6,545,000	(96,000)	6,642,000

	7,068,000	6,545,000	(96,000)	13,516,000
Less Cash Equivalents	(6,874,000)	0	0	(6,874,000)

Total Investments, December 31, 2005	$194,000	$6,545,000	$(96,000)	$6,642,000

Realized gains and losses on investments are as follows:

	December 31,
	2005	2004

Gross Realized Gains	$1,126,000	$441,000
Gross Realized Losses	0	0

Net Realized Gain	$1,126,000	$441,000

The Company’s significant investment in equity securities is 569,615 shares of August Technology Corporation whose shares are traded on the Nasdaq Stock Exchange with a December 31, 2005 market value of approximately $6,260,000 with an approximate cost of $57,000.

Investment Reported on Equity Method

At December 31, 2005, the Company owned 551,759 shares of PPT, which is 18.4% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at December 31, 2005 was approximately $772,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 18.4% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss through December 31, 2005 is not included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment as of 2004, the Company has exhausted it’s investment in PPTV with our share of the loss. All losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At December 31, 2005, the Company had approximately $1,135,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

In April 2004, ESI Investment purchased 20% of a la mode, LLC’s (ALA) outstanding membership interests for $160,000. Previously, the Company has adopted the equity method of accounting for this investment. All of this investment was written off during 2005 as ALA has ceased business operations.

Note 3.   Inventories

Inventories used in the determination of cost of goods sold are as follows:

December 31, 2005

Raw Materials	$528,000
Work In Process	122,000
Finished Goods	144,000

Total Inventories	$794,000

Note 4.   Property and Equipment

The following is a summary of property and equipment:

December 31, 2005

Equipment	$293,000
Furniture and Fixtures	386,000
Building	1,352,000
Land	415,000

2,446,000
Less Accumulated Depreciation	1,101,000

Total Property and Equipment	$1,345,000

Note 5.   Accrued Expenses

Accrued expenses include the following:

December 31, 2005

Wages and Commissions	$133,000
Other	23,000

Total Accrued Expenses	$156,000

Note 6.   Commitments

Lease commitments

The Company is leasing office equipment under operating leases expiring at various dates through 2010.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2006	$32,000
2007	32,000
2008	32,000
2009	21,000
2010	21,000

Total Minimum Lease Payments	$138,000

Rental expense charged to operations was $32,000 and $35,000 for years ended December 31, 2005 and 2004, respectively.

Note 7.   Common Stock Options and Stock Purchase Plan

Stock-based compensation

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its common stock. The Company did not grant any options under this plan during 2005, and at December 31, 2005, 15,250 shares remained available for grant under this plan. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its common stock to its full-time employees. During 2005 and 2004, shares of 1,921 and 3,073 respectively, were issued under this plan. At December 31, 2005, shares of 90,819 were available for future issuance.

Stock options

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

A summary of stock options outstanding and exercisable under the plans are as follows:

	Number of Shares
	Incentive Options		Director Options
	Stock Options	Weighted Avg. Exercise Price	Stock Options	Weighted Avg. Exercise Price

Balance, December 31, 2003	190,250	2.33	69,000	2.74
Granted	101,000	4.16	0	0.00
Exercised	(20,500)	2.22	(20,250)	2.67
Expired	0	0.00	0	0
Forfeited	0	0	0	0.00

Balance, December 31, 2004	270,750	3.02	48,750	2.77
Granted	0	0	0	0
Exercised	(19,100)	2.96	(12,750)	2.18
Expired	0	0.00	0	0.00
Forfeited	0	0.00	0	0.00

Balance, December 31, 2005	251,650	$3.02	36,000	$2.98

Options Exercisable at December 31, 2005	218,320	$2.96	36,000	$2.18

Price range of outstanding options:

As of December 31, 2005
	Incentive Options	Directors Options

Price Range	$1.33 to $4.16	$2.00 to $4.49
Expiration Dates	2007 to 2014	2008 to 2012

The following table summarizes stock options outstanding at December 31, 2005:

Exercise Price Range	Outstanding Options	Exercisable Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price

$1.33 - $1.99	30,000	30,000	3.87	$1.49
$2.00 - $2.99	136,550	136,550	3.65	$2.39
$3.00 - $4.49	121,000	87,670	7.25	$4.10

Stock purchase plan

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Note 8.   Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 136,088 shares of the Company’s stock at December 31, 2005. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2005.

ESOP compensation expense was $18,000 for both years ended December 31, 2005 and 2004.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2005, 136,088 shares of the Company’s stock, with an aggregate fair market value of approximately $569,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2005 and 2004 other than its matching of 401(k) salary reductions.

Note 9.   Income Taxes

The components of the income tax provision for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Current:
Federal	$360,000	$99,000
State	46,000	18,000
Deferred:
Federal	22,000	5,000
State		0

Total Federal and State Income Taxes	$428,000	$122,000

The provision for income taxes for the years ended December 31, 2005 and 2004 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2005	2004

Computed “Expected” Tax Expense	$380,000	$100,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	46,000	18,000
Credits	(20,000)	(20,000)
Other	22,000	(36,000)
Tax on losses of equity method investee	0	60,000

Total Federal and State Income Taxes	$428,000	$122,000

The components of the net deferred tax asset (liability) consist of:

2005

Deferred Tax Assets:
Vacation Disallowance	$13,000
Depreciation	10,000
Allowance for Doubtful Accounts	2,000
Investment in Equity Method Investee	927,000
Valuation Allowance	(927,000)

Total Deferred Tax Assets	$25,000

Deferred Tax Liabilities:
Net Unrealized Gain on Investments	2,450,000

Total Deferred Tax Liabilities	$2,450,000

Net Deferred Tax Asset (Liability)	$2,425,000

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

The following is financial information relating to the continuing operating segments:

	2005	2004

Net revenues
Production monitoring	$4,335,000	$4,045,000
Character recognition	568,000	754,000
Investments	0	0

Total	4,903,000	4,799,000

Sales in foreign countries
Production monitoring	337,000	311,000
Character recognition	14,000	18,000
Investments	0	0

Total	351,000	329,000

Interest income
Production monitoring	52,000	20,000
Character recognition	0	0
Investments	148,000	66,000

Total	200,000	86,000

Depreciation expense
Production monitoring	95,000	81,000
Character recognition	2,000	2,000
Investments	0	0

Total	97,000	83,000

Capital purchases
Production monitoring	40,000	19,000
Character recognition	0	0
Investments	0	0

Total	40,000	19,000

Total assets
Production monitoring	4,715,000	5,119,000
Character recognition	5,000	5,000
Investments	11,794,000	11,780,000

Total	16,514,000	16,904,000

Income before income taxes
Production monitoring	577,000	447,000
Character recognition	(92,000)	(32,000)
Investments	704,000	(121,000)

Total	1,189,000	294,000

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

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 19, 2006 (“Annual Meeting”).

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

The following table provides information as of December 31, 2005 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	251,650	$3.02	107,990(1)

Equity compensation plans not approved by security holders	—	—	—

Totals	251,650	$3.02	107,990(1)

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

ELECTRO-SENSORS, INC. (“Registrant”)

By:	/s/ BRADLEY D. SLYE
Bradley D. Slye President and Chief Executive Officer
Date:	March 24, 2006

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

Signature	Title	Date
/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 24, 2006

/s/ Peter R. Peterson	Director and Secretary	March 24, 2006

/s/ John S. Strom	Director	March 24, 2006

/s/ Joseph A. Marino	Director	March 24, 2006

/s/ Geoffrey W. Miller	Director	March 24, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended	Commission File No. 0-9587
December 31, 2005

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-K*
3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB*
**10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders*
**10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB*
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company—Minnesota Senstar Corporation—Minnesota
23.1	Consent of Independent Certified Public Accountants
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated February 27, 2006
99.2	Investor Information

*	Incorporated by reference to a previously filed report or document—SEC File No. 0-9587
**	Management contract or compensatory plan or arrangement