Form 10QSB
period 2006-03-31
ELECTRO SENSORS INC
filed 2006-05-15
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on May 15, 2006 was 3,341,852.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006
(unaudited)
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$8,312,000
Available for Sale Securities	6,338,000
Trade Receivables,	586,000
less Allowance for Doubtful Accounts of $8,000
Inventories	825,000
Other Current Assets	44,000
Total Current Assets	16,105,000

PROPERTY AND EQUIPMENT, net	1,325,000

TOTAL ASSETS	$17,430,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$115,000
Accrued Expenses	160,000
Deferred Revenue	56,000
Accrued Income Tax	560,000
Deferred Income Tax	2,312,000
Total Current Liabilities	3,203,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common Stock par value $0.10 per share; Authorized 10,000,000 shares; Issued and Outstanding 3,252,116	325,000
Additional Paid-in Capital	1,192,000
Retained Earnings	8,898,000
Accumulated Other Comprehensive Income	3,812,000
Total Stockholders’ Equity	14,227,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,430,000

See notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net Sales	$1,358,000	$1,204,000
Cost of Goods Sold	516,000	445,000
Gross Profit	842,000	759,000

Operating Expenses:

Selling and Marketing	308,000	308,000
General and Administrative	323,000	329,000
Research and Development	138,000	204,000
Total Operating Expenses	769,000	841,000

Operating Income/(Loss)	73,000	(82,000)

Non-operating Income (Expense):

Gain on Sale of Investment Securities	1,230,000	135,000
Interest Income	73,000	32,000
Other Income	4,000	4,000
Stock Option Compensation	(8,000)	0
Equity in Losses of Equity Method Investee	0	(11,000)
Total Non-operating Income	1,299,000	160,000

Income before Income Taxes	1,372,000	78,000
Federal and State Income Taxes	552,000	27,000
Net Income	$820,000	$51,000

Other Comprehensive Income:
Change in unrealized value of investments, net of income taxes	$548,000	$496,000
Reclassification adjustment for gains included in net income	(734,000)	(77,000)
Total Comprehensive Income	$504,000	$470,000

Net Income per Share Data:

Basic
Net Income per Share	$0.25	$0.02
Weighted Average Shares	3,252,116	3,219,664

Diluted
Net Income per Share	$0.25	$0.02
Weighted Average Shares	3,308,920	3,319,730

Dividends Paid per Share	$0.04	$0.04

See notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities

Net Income	$820,000	$51,000

Adjustments to reconcile Net Income to net cash used in operating activities:

Depreciation	20,000	24,000
Realized gain on Sale of Investments	(1,230,000)	(135,000)
Equity in losses of Equity Method Investee	0	11,000
(Increase)/decrease in:
Trade Receivables	(23,000)	(8,000)
Inventory	(31,000)	(12,000)
Other Current Assets	27,000	1,000
Prepaid Income Taxes	0	27,000
Accounts Payable	58,000	40,000
Accrued Expenses	4,000	54,000
Deferred Revenue	4,000	3,000
Accrued Income Taxes	498,000	0

Net Cash Provided by Operating Activities	147,000	56,000

Cash Flows from Investing Activities

Proceeds from Sale of Investments	1,235,000	136,000
Purchase of Equity Securities	0	0
Purchase of Property and Equipment	0	(22,000)

Net Cash Provided by Investing Activities	1,235,000	114,000

Cash Flows from Financing Activities

Proceeds from Issuance of Stock	0	10,000
Dividends Paid	(130,000)	(128,000)

Net Cash Used in Financing Activities	(130,000)	(118,000)

Net Increase in Cash & Cash Equivalents	1,252,000	52,000

Cash & Cash Equivalents, Beginning	7,060,000	6,464,000
Cash & Cash Equivalents, Ending	$8,312,000	$6,516,000

Supplemental Schedule of Non-Cash Investing and Financing Activities
Net Change in Unrealized Gain/(Loss) on Investments	$299,000	$(676,000)

Cash Paid for:
Income Taxes	$54,000	$0

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ESI Investment Company (INV) owns marketable securities. The Company’s investments in marketable securities are subject to normal market risks. See Note 6 for additional information regarding its investments.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

This report should be read together with the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three months ended March 31, 2006 and March 31, 2005. The results of interim periods may not be indicative of results to be expected for the year.

Note 3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4. Revenue Recognition

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

Note 5. Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values, eliminating pro forma disclosure as an alternative. The cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R is effective for small business filers as of the first interim or annual period that begins after December 31, 2005.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 equals approximately $8,000 and reflects (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. No share-based awards were granted by the Company during the first three months of 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black Scholes model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At March 31, 2006, we had one stock-based employee compensation plan. During the three months ended March 31, 2005, we cancelled 150,000 common share options under this plan and did not issue any common share options. The cancelled options were voluntarily forfeited by Mr. Slye in February 2006, for no consideration from the Company. During the three months ended March 31, 2005, we did not issue or cancel any common share options. The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at March 31, 2006.

Dividend yield	0.00%
Expected volatility	52.19%
Risk free interest rate	3.00%
Expected lives	10 years

Prior to January 1, 2006, the Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the three-month period ended March 31, 2005:

Three Months Ended March 31,
2005
Net income (loss):
As reported	$51,000
Pro forma	$37,000
Basic net income (loss) per common share:
As reported	$0.02
Pro forma	$0.01
Diluted net income (loss) per common share:
As reported	$0.02
Pro forma	$0.01
Stock based compensation:
As reported	0
Pro forma	$14,000

Note 6. Net Income Per Share

The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended March 31, 2006, 56,804 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended March 31, 2005, 100,066 shares of common stock equivalents were included in the computation of diluted net income per share.

Options to purchase 9,000 shares of common stock with a weighted average exercise price of $4.49 were outstanding for the three months ending March 31, 2006, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.

Note 7. Investments

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

Prior to February 15, 2006, the Company’s significant investment in equity securities consisted of 569,615 shares of common stock of August Technology Corporation (“August”), which had an approximate cost of $57,000. Rudolph Technologies, Inc. (“Rudolph”) acquired August on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. As a result, at March 31, 2006, the Company’s significant investment in equity securities is 347,224 shares of Rudolph. As of March 31, 2006, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $5,920,000 with an approximate cost of $46,000.

Investment Reported on Equity Method:

At March 31, 2006, the Company owned 551,759 shares of PPT, which is approximately 14.5% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at March 31, 2006 was approximately $500,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 14.5% of PPT’s outstanding stock, and the Company’s Secretary, Peter R Peterson, owns approximately 38.6% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment. Losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At March 31, 2006, the Company had approximately $1,172,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

The following is financial information relating to the continuing operating segments:

	Three Months Ended March 31,
	2006	2005
Net sales
Production monitoring	$1,174,000	$1,075,000
Character recognition	184,000	129,000
Investments	0	0
Total	$1,358,000	$1,204,000

Income before income taxes
Production monitoring	$114,000	$84,000
Character recognition	14,000	(37,000)
Investments	1,244,000	31,000
Total	$1,372,000	$78,000

Certain expenses related to the conduct of our investment activities are included in general and administrative expenses in the accompanying consolidated statements of operations, but have been allocated to net income (loss) from our Investments segment in the above table.

Recent accounting standards:

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to differ materially from the Company’s recent results or those projected in the forward-looking statements are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We do not believe that any of the significant accounting policies described in the notes to the financial statements are critical at this time. A more in-depth description of our accounting policies can be found in the interim financial statements included in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

RESULTS OF OPERATIONS

Net Sales

Total net sales for the three month period ended March 31, 2006 increased $154,000 or 12.8% when compared to net sales for the same period in 2005.

For the three months ended March 31, 2006 compared to the same period in 2005, the Controls Division contributed an increase in net sales $99,000 or 9.2%. ADS also experienced an increase in net sales of $55,000 or 42.6% for the three months ended March 31, 2006 compared to the same period in 2005.

The Controls Division has experienced an increase in net sales for the first quarter of 2006 due in part to the ongoing growth of the US economy, purchases for new plant locations, and increased capital spending by our installed customer base. The bulk of our sales volume continues to be derived from the Speed Monitoring product lines to the grain, feed, biofuel, power generation, and mining industries, as well as other key industrial markets. We are continuing to develop additional channel partners in the form of distributors and independent representatives both domestically and internationally.

The ADS Division increase in net sales for the first quarter of 2006 is from multiple unit orders of Expertscan product and scanner bundled sales.

Cost of Goods Sold

The Company’s cost of goods sold increased $71,000 or 16.0% for the three months ended March 31, 2006 compared to the same period in 2005. This increase is primarily a direct result of increased sales.

Gross Profit

Gross margins for the three month period ended March 31, 2006 were 62.0% versus 63.0% for the same period in 2005. This slight decrease in margins is mainly due to fuel surcharges added to supply shipments received by the Company.

Operating Expenses

Total operating expenses decreased $72,000 or 8.6% for the three months ended March 31, 2006 when compared to the same period of the prior year. Of this decrease, the Controls Division contributed an increase of $18,000 or 2.8%, offset by a decrease in ADS of $90,000 or 45.0%.

Selling and marketing costs were consistent for the three months ended March 31, 2006 when compared to the same period in 2005. The Controls Division contributed an increase of $26,000 or 10.5%, which was offset by a decrease from ADS of $26,000 or 41.9%. Sales representative commissions and marketing communications development for product launches, new literature, trade shows and related sales efforts are the predominant expenses that caused the increase for the Controls Division. The decrease in ADS is primarily due to fewer personnel.

General and administrative costs decreased $6,000 or 1.8% for the three months ended March 31, 2006 compared to the same period in 2005. Of this decrease, the Controls Division contributed an increase of $6,000 or 2.1%, offset by a decrease in ADS of $12,000 or 32.4%. The overall increase in general and administrative costs from the Controls Division was due to a reduction in the amount of expense charged to the ADS division for shared expenses including building expense, utilities, costs of being public, etc. based on sales volume and building space utilized.

Research and development costs decreased $66,000 or 32.4% for the three months ended March 31, 2006 compared to the same period in 2005. Of the decrease, the Controls Division contributed $12,000 or 11.8%, and ADS contributed a decrease of $54,000 or 52.9%. The decrease in the Controls Division was due to decreased costs of product development and product testing. The decrease in ADS was due to decreased costs associated with software development.

Non-Operating Income (Loss)

Non-operating income increased by $1,139,000 for the three-month period ended March 31, 2006 compared to the same period for 2005.

Gain on the sale of investment securities increased $1,095,000 for the three month period ended March 31, 2006, compared to the same period in 2005. This increase is a direct result of the August Technology stock sold and the August Technology/Rudolph merger (see Note 6 of our Financial Statements for more detail). In addition to the merger, for the three month period ended March 31, 2006, 17,000 shares of August Technology stock were sold with an average sale price of $11.86 per share, compared to the same period in 2005 in which 11,950 shares of August Technology stock were sold with an average sale price of $11.46 per share.

Interest income increased $41,000 or 128.1% when comparing the three months ended March 31, 2006 to the same period in 2005. This increase was due to the higher interest rates on U.S. Treasury Bills. In addition to the higher interest rates, the Company had additional funds of $1,800 000 invested in Treasury Bills when comparing the three months ended March 31, 2006 to the same period 2005.

Equity in losses of equity method investee decreased $11,000 or 100% for the three months ended March 31, 2006 when compared to the same period in 2005. The $11,000 from the three months ended March 31, 2005 is from the a la mode investment which was recorded by the equity method of accounting until this investment was written off during the 3rd Quarter of 2005.

Income (Loss) Before Income Taxes

Income before income taxes increased $1,294,000 to an income before tax of $1,372,000 for the three-month period ended March 31, 2006 compared to the same period in 2005.

The Controls Division had income before income taxes of $114,000 for the three months ended March 31, 2006 compared to $84,000 for the same period in 2005, an increase of $30,000. In addition to the increased sales for the Controls Division, our overall efforts to reduce operating expenses contributed to the increase in net income before income taxes.

ADS had income before income taxes of $14,000 for the three months ended March 31, 2006 compared to the net loss before income taxes of $37,000 for same period in 2005. This increase in net income before income tax is due to increased sales in this division and lowered expenses due to less personnel and lowered General and Administrative expenses (see note in General and Administrative expenses above).

Investment income from investment securities (not from operations) increased $1,213,000 to an income before income taxes of $1,244,000 for the three months ended March 31, 2006 compared to the same period in 2005. This increase is primarily due to the August Technology/Rudolph merger discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8,312,000 at March 31, 2006 and $7,060,000 at March 31, 2005. Cash provided by operating activities of $147,000 for the three months ended March 31, 2006 is primarily a result of our net operating income adjusted for non-cash charges.

Cash provided by investing activities was $1,235,000 for the three month period ended March 31, 2006 and $114,000 for the same period in 2005. Proceeds from the sale of investments for the three months ended March 31, 2006 increased to $1,235,000 from $136,000 when compared to the same period in 2005. This is a direct result of the August Technology/Rudolph merger (see Note 6).

Cash used in financing activities was $130,000 and $118,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. During the three months ended March 31, 2006 and 2005, the Company paid aggregate dividends of $130,000 and $128,000, respectively.

On April 20, 2006, the Company announced that it had declared a quarterly cash dividend of $0.04 per share to shareholders of record on May 5, 2006. The Company also declared a special cash dividend of $1.00 per share to shareholders of record on May 5, 2006. Both dividends are payable on May 19, 2006. These two dividends represent a total of $3,476,000.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 347,224 shares of Rudolph Technology Corporation and 551,759 shares of PPT Vision, Inc. Rudolph Technology Corporation is listed on the Nasdaq stock market and PPT Vision, Inc. is traded on the OTC exchange. The investment in PPTV is accounted for under the equity method of accounting. These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.

Off-balance Sheet Arrangements

As of March 31, 2006, the Company had no off-balance sheet arrangements or transactions with unconsolidated, limited purpose entities.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

(a)	Exhibits - See Exhibit Index following signature page.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.	Electro-Sensors, Inc.

May 15, 2006	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED March 31, 2006

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002