Form 10QSB
period 2006-06-30
ELECTRO SENSORS INC
filed 2006-08-14
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _____________ TO  _____________

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on August 14, 2006 was 3,345,639.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended June 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements:

Condensed Consolidated Balance Sheet – As of June 30, 2006

Condensed Consolidated Statements of Operations – For the Three and Six Month Periods Ended June 30, 2006 and June 30, 2005

Condensed Consolidated Statements of Cash Flows – For the Six Month Periods Ended June 30, 2006 and June 30, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

SIGNATURES

EXHIBITS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2006
(unaudited)
ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$4,992,000
Marketable Securities	5,377,000
Trade Receivables,	682,000
less Allowance for Doubtful Accounts of $9,000
Inventories	914,000
Other Current Assets	53,000
Total Current Assets	12,018,000

PROPERTY AND EQUIPMENT, net	1,305,000

TOTAL ASSETS	$13,323,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts Payable	$134,000
Accrued Expenses	203,000
Deferred Revenue	62,000
Accrued Income Tax	404,000
Deferred Income Tax	1,950,000
Total Current Liabilities	2,753,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common Stock par value $0.10 per share; Authorized 10,000,000 shares; Issued and Outstanding 3,344,852	334,000
Additional Paid-in Capital	1,436,000
Retained Earnings	5,577,000
Accumulated Other Comprehensive Income	3,223,000
Total Stockholders’ Equity	10,570,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,323,000

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales	$1,427,000	$1,147,000	$2,785,000	$2,351,000
Cost of Goods Sold	504,000	452,000	1,019,000	898,000

Gross Profit	923,000	695,000	1,766,000	1,453,000

Operating Expenses:

Selling and Marketing	332,000	312,000	641,000	620,000
General and Administrative	349,000	259,000	680,000	587,000
Research and Development	135,000	215,000	272,000	419,000

Total Operating Expenses	816,000	786,000	1,593,000	1,626,000

Operating Income (Loss)	107,000	(91,000)	173,000	(173,000)

Non-operating Income (Expense):

Gain on Sale of Investment Securities	45,000	128,000	1,276,000	264,000
Interest Income	99,000	40,000	172,000	72,000
Other Income/(Expense)	5,000	4,000	9,000	8,000
Equity in Losses of Equity Method Investee	0	0	0	(11,000)

Total Non-operating Income	149,000	172,000	1,457,000	333,000

Income before Income Taxes	256,000	81,000	1,630,000	160,000

Federal and State Income Tax Provision	101,000	35,000	654,000	62,000

Net Income	$155,000	$46,000	$976,000	$98,000

Other Comprehensive Income/(Loss):
Change in unrealized value of investments, net
of income tax	$(554,000)	$(56,000)	$(6,000)	$440,000
Reclassification adjustment for gains included
in Net Income	(35,000)	(85,000)	(769,000)	(162,000)

Total Comprehensive Income	$(434,000)	$(95,000)	$201,000	$376,000

Net Income per Share Data:

Basic
Net Income per Share	$0.05	$0.01	$0.30	$0.03
Weighted Average Shares	3,306,602	3,227,128	3,274,793	3,223,406

Diluted
Net Income per Share	$0.05	$0.01	$0.29	$0.03
Weighted Average Shares	3,330,527	3,332,867	3,315,158	3,326,309

Dividends paid per Share	$1.04	$0.04	$1.08	$0.08

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities

Net Income	$976,000	$98,000

Adjustments to reconcile Net Income to net cash used in operating activities:

Depreciation	39,000	49,000
Realized gain on Sale of Marketable Securities	(1,276,000)	(264,000)
Equity in losses of Equity Method Investee	0	11,000
(Increase)/decrease in:
Trade Receivables	(119,000)	63,000
Inventories	(120,000)	(28,000)
Other Current Assets	18,000	8,000
Prepaid Income Taxes	0	62,000
Accounts Payable	77,000	3,000
Accrued Expenses	48,000	(42,000)
Deferred Revenue	10,000	(4,000)
Accrued Income Taxes	342,000	0

Net Cash Used in Operating Activities	(5,000)	(44,000)

Cash Flows from Investing Activities

Proceeds from Sale of Marketable Securities	1,291,000	278,000
Purchase of Property and Equipment	0	(28,000)

Net Cash Provided by Investing Activities	1,291,000	250,000

Cash Flows from Financing Activities

Proceeds from Issuance of Stock	253,000	25,000
Dividends Paid	(3,607,000)	(258,000)

Net Cash Used in Financing Activities	(3,354,000)	(233,000)

Net Increase in Cash & Cash Equivalents	(2,068,000)	(27,000)

Cash & Cash Equivalents, Beginning	7,060,000	6,464,000

Cash & Cash Equivalents, Ending	$4,992,000	$6,437,000

Supplemental Schedule of Non-Cash Investing and Financing Activities
Net Change in Unrealized Gain/(Loss) on Investments	$1,250,000	$(449,000)

Cash Paid for:
Income Taxes	$312,000	$74,000

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

ESI Investment Company (INV) owns marketable securities. The Company’s investments in marketable securities are subject to normal market risks. See Note 7 for additional information regarding its investments.

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and six month periods ended June 30, 2006 and June 30, 2005. The results of interim periods may not be indicative of results to be expected for the year.

Note 3.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates may be adjusted as more information becomes available, and any adjustment could be significant. The impact of any change in estimates is included in the determination of earnings in the period in which the change in estimate is identified. The impact of changes in estimates could materially affect results.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 equals approximately $5,000 and reflects (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of June 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to June 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. No share-based awards were granted by the Company during the first six months of 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black Scholes model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At June 30, 2006, we had one stock-based employee compensation plan. During the six months ended June 30, 2006, we cancelled 150,000 common share options under this plan and did not issue any common share options. The cancelled options were voluntarily forfeited by Mr. Slye in February 2006, for no consideration from the Company. During the three months ended June 30, 2006, 27 employee and director options were exercised to purchase 91,920 shares of common stock. During the six months ended June 30, 2005, we did not issue or cancel any additional common share options. The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at June 30, 2006.

Dividend yield	0.00%
Expected volatility	52.19%
Risk free interest rate	3.00%
Expected lives	10 years

Prior to January 1, 2006, the Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the three and six month periods ended June 30, 2005:

	Three Months Ended 2005	Six Months Ended 2005
Net income (loss):
As reported	$46,000	$98,000
Pro forma	$32,000	$70,000
Basic net income (loss) per common share:
As reported	0.01	0.03
Pro forma	0.01	0.02
Diluted net income (loss) per common share:
As reported	0.01	0.03
Pro forma	0.01	0.02
Stock based compensation:
As reported	0	0
Pro forma	$14,000	$28,000

Note 6.   Net Income Per Share

The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended June 30, 2006, 56,804 shares of common stock equivalents were included in the computation of diluted net income per share. For the six months ended June 30, 2006, 40,365 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended June 30, 2005, 105,739 shares of common stock equivalents were included in the computation of diluted net income per share. For the six months ended June 30, 2005, 102,903 shares of common stock equivalents were included in the computation of diluted net income per share. There were no options to purchase shares excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.

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

Prior to February 15, 2006, the Company’s significant investment in equity securities consisted of 569,615 shares of common stock of August Technology Corporation (“August”), which had an approximate cost of $57,000. Rudolph Technologies, Inc. (“Rudolph”) acquired August on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. As a result, at June 30, 2006, the Company’s significant investment in equity securities is 343,767 shares of Rudolph. As of June 30, 2006, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $4,985,000 with an approximate cost of $45,000.

Investment Reported on Equity Method:

At June 30, 2006, the Company owned 551,759 shares of PPT, which is approximately 14.5% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at June 30, 2006 was approximately $306,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 14.5% of PPT’s outstanding stock, and the Company’s Secretary, Peter R Peterson, owns approximately 38.6% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment. Losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At June 30, 2006, the Company had approximately $1,206,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

The following is financial information relating to the continuing operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
External sales
Production monitoring	$1,325,000	$1,007,000	$2,499,000	$2,083,000
Character recognition	102,000	140,000	286,000	268,000
Investments	0	0	0	0
Total	$1,427,000	$1,147,000	$2,785,000	$2,351,000

Net Income/(Loss) before taxes
Production monitoring	$304,000	$65,000	$420,000	$150,000
Character recognition	(22,000)	(24,000)	(8,000)	(60,000)
Investments	(26,000)	40,000	1,218,000	70,000
Total	$256,000	$81,000	$1,630,000	$160,000

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

CRITICAL ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We do not believe that any of the significant accounting estimates described in the notes to the financial statements are critical at this time. A more in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three month period ended June 30, 2006 increased $280,000 or 24.4% when compared to net sales for the same period in 2005. Net sales for the six month period ended June 30, 2006 increased $434,000 or 18.5% when compared to net sales for the same period in 2006.

For the three months ended June 30, 2006 compared to the same period in 2005, the Controls Division contributed an increase in net sales of $318,000 or 31.6%, offset by a decrease in ADS net sales of $38,000 or 27.1%.

For the six months ended June 30, 2006 compared to the same period in 2005, the Controls Division contributed an increase in net sales of $416,000 or 20.0%, ADS also contributes an increase in net sales of $18,000 or 6.7%.

The Controls Division has experienced an increase in net sales for the second quarter and first half of 2006. These sales are for new plant installations, facility expansions, and to machinery builders. The bulk of our sales volume is derived from the Speed Monitoring product lines to the grain, feed, ethanol and biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. In our sales and marketing efforts, we are continuing to develop additional channel partners in the form of distributors and independent representatives both domestically and internationally.

The ADS Division decrease in net sales for the second quarter of 2006 is from a slow down in multiple unit orders of ExpertScan product and scanner bundled sales. For the six months ended June 30, 2006 compared to the same period in 2005, ADS experienced an increase in net sales due to increased bundled sales in the first quarter of 2006. ADS is developing an on-line web module for its ExpertScan software product. ExpertScan currently permits automated data collection from surveys and other paper forms. The new web capability will enable ExpertScan to automatically create an electronic version of a new or existing ExpertScan document, thereby allowing a combination of paper and electronic data collection from the same form. Release of the web-enabled version of ExpertScan is expected before the end of this fiscal year.

Cost of Goods Sold

The Company’s cost of goods sold increased $52,000 or 11.5% for the three months ended June 30, 2006 compared to the same period in 2005. For the six month period ended June 30, 2006, the cost of goods sold increased $121,000 or 21.5% compared to the samer period in 2005. This increase is primarily a direct result of increased sales.

Gross Profit

Gross margins for the three month period ended June 30, 2006 were 64.7% versus 60.6% for the same period in 2005. For the six month period ended June 30, 2006, gross margins were 63.4% versus 61.8% for the same period in 2006. The increases in gross margins are due to increases in sales volume of higher margin items sold within the Controls Division in Fiscal 2006 and some fixed costs that did not increase as sales volume increased.

Operating Expenses

Total operating expenses increased $30,000 or 3.8% for the three months ended June 30, 2006 when compared to the same period of the prior year. Of this increase, the Controls Division contributed an increase of $107,000 or 17.7%, offset by a decrease in ADS of $77,000 or 42.8%.

For the six months ended June 30, 2006 when compared to the same period of 2005, operating expenses decreased $33,000 or 2.0%. Of this decrease, the Controls Division contributed an increase of $134,000 or 10.8%, offset by a decrease in ADS of $167,000 or 43.9%.

Selling and marketing costs increased $20,000 or 6.4% for the three months ended June 30, 2006 when compared to the same period in 2005. For the six months ended June 30, 2006, selling and marketing costs increased $21,000 or 3.4% when compared to the same period in 2005. Of the increase for the three months ended June 30, 2006, the Controls Division contributed an increase of $38,000 or 15.1%, which was offset by a decrease from ADS of $18,000 or 29.5%. Of the increase for the six months ended June 30, 2006, the Controls Division contributed an increase of $64,000 or 12.9%, which was offset by a decrease from ADS of $43,000 or 35.2%. Sales representative commissions and marketing communications development for product launches, new literature, trade shows and related sales efforts are the predominant expenses that caused the increase for the Controls Division. The decrease in ADS is due to fewer personnel.

General and administrative costs increased $90,000 or 34.7% for the three months ended June 30, 2006 compared to the same period in 2005. For the six months ended June 30, 2006, general and administrative costs increased $93,000 or 15.8% compared to the same period in 2005. Of this increase for the three months ended June 30, 2006, the Controls Division contributed an increase of $99,000 or 41.9%, offset by a decrease in ADS of $9,000 or 39.1%. For the six months ended June 30, 2006, the Controls Division contributes an increase of $113,000 or 21.4% offset by a decrease in ADS of $20,000 or 33.9%. The overall increase in general and administrative costs from the Controls Division was due to a one time bonus of $100,000 paid to Peter R. Peterson, Corporate Secretary. In addition to the bonus paid, we have reduced the amount of expense charged to the ADS division for shared expenses including building expense, utilities, costs of being public, etc. based on sales volume and building space utilized. These expenses are now charged to the Controls Division.

Research and development costs decreased $80,000 or 37.2% for the three months ended June 30, 2006 compared to the same period in 2005. For the six months ended June 30, 2006, research and development costs decreased $147,000. Of the decrease for the three months ended June 30, 2006, the Controls Division contributed $29,000 or 24.6%, and ADS contributed a decrease of $51,000 or 52.6%. Of the decrease for the six months ended June 30, 2006, the Controls Division contributed $42,000 or 19.1%, and ADS contributed $105,000 or 52.8%. The decrease in the Controls Division was due to decreased costs of product development and product testing. The decrease in ADS was due to decreased costs associated with software development.

Non-Operating Income (Loss)

Non-operating income decreased by $20,000 for the three-month period ended June 30, 2006 compared to the same period for 2005. For the six months ended June 30, 2006, non-operating income increased $1,119,000 or 336%. Gain on the sale of investment securities decreased $83,000 or 64.8% for the three month period ended June 30, 2006, compared to the same period in 2005. For the six months ended June 30, 2006, gain on the sale of investment securities increased $1,012,000 or 383%. The increase for the six months ended June 30, 2006 is a direct result of the August Technology stock sold and the August Technology/Rudolph merger (see Note 7 of our Financial Statements for more detail). In addition to the merger, for the three month period ended March 31, 2006, 17,000 shares of August Technology stock were sold with an average sale price of $11.86 per share, compared to the same period in 2005 in which 11,950 shares of August Technology stock were sold with an average sale price of $11.46 per share. For the three months ended June 30, 2006, 3,500 shares of Rudolph stock were sold with an average price of $17.14 per share compared to the same period in 2005 in which 24,450 shares of August Technology stock were sold with and average price of $11.44 per share.

Interest income increased $59,000 or 147.5% when comparing the three months ended June 30, 2006 to the same period in 2005. For the six months ended June 30, 2006, interest income increased $100,000 or 138.9%. This increase was due to the higher interest rates on U.S. Treasury Bills. In addition to the higher interest rates, the Company had additional funds invested in Treasury Bills when comparing the three and six months ended June 30, 2006 to the same period 2005.

Equity in losses of equity method investee decreased $11,000 or 100% for the six months ended June 30, 2006 when compared to the same period in 2005. The $11,000 is from the a la mode investment which was recorded by the equity method of accounting until this investment was written off during the third quarter of 2005.

Income (Loss) Before Income Taxes

Income before income taxes increased $175,000 to an income before tax of $256,000 for the three-month period ended June 30, 2006 compared to the same period in 2005. For the six month period ended June 30, 2006 income before income tax increased $1,470,000 when compared to the same period in 2005.

The Controls Division had income before income taxes of $302,000 for the three months ended June 30, 2006 compared to $65,000 for the same period in 2005, an increase of $237,000. For the six months ended June 30, 2006, the Controls Division had income before income taxes of $424,000 compared to $150,000 for the same period in 2006, an increase of $274,000. In addition to the increased sales for the Controls Division, our overall efforts to reduce operating expenses contributed to the increase in net income before income taxes.

ADS had a loss before income taxes of $22,000 for the three months ended June 30, 2006 compared to the net loss before income taxes of $24,000 for same period in 2005. For the six months ended June 30, 2006, ADS had a loss of $9,000 compared to the net loss before income taxes of $60,000 for the same period in 2005. This reduction in net loss before income tax is due to increased sales in this division and lowered expenses due to less personnel and lowered General and Administrative expenses (see note in General and Administrative expenses above).

ESI Investment income before taxes increased $1,148,000 to an income before income taxes of $1,218,000 for the six months ended June 30, 2006 compared to the same period in 2005. This increase is primarily due to the August Technology/Rudolph merger discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4,992,000 at June 30, 2006 and $6,437,000 at June 30, 2005. Cash used for operating activities of $5,000 for the six months ended June 30, 2006 is primarily a result of our net operating income adjusted for non-cash charges.

Cash provided by investing activities was $1,291,000 for the six month period ended June 30, 2006 and $250,000 for the same period in 2005. Proceeds from the sale of investments for the six months ended June 30, 2006 increased to $1,291,000 from $278,000 when compared to the same period in 2005. This is a direct result of the August Technology/Rudolph merger (see Note 7).

Cash used in financing activities was $3,354,000 and $233,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. During the six months ended June 30, 2006 and 2005, the Company paid aggregate dividends of $3,607,000 and $258,000, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 343,767 shares of Rudolph Technology Corporation and 551,759 shares of PPT Vision, Inc. Rudolph Technology Corporation is listed on the Nasdaq stock market and PPT Vision, Inc. is traded on the OTC exchange. The investment in PPT Vision is accounted for under the equity method of accounting. These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company.

Off-balance Sheet Arrangements

As of June 30, 2006, the Company had no off-balance sheet arrangements or transactions.

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

Item 1.    Legal Proceedings – None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 19, 2006.

At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions and broker nonvotes, as to each such matter, along with a separate tabulation with respect to each nominee for office, is setforth below:

1.	Set the number of directors at five for the ensuing year.

For	Against	Abstention
3,010,225	19,909	5,670

2.	Election of directors to serve for the ensuing year and until their successors are duly elected and qualified.

	For	Withheld
Bradley D. Slye	2,888,147	147,657
Peter R. Peterson	2,887,322	148,482
Geoffrey W. Miller	2,888,841	146,963
Joseph A. Marino	2,888,908	146,896
John S. Strom	2,886,572	149,232

3.	Ratification of the appointment of Boulay, Heutmaker, Zibell &Co. P.L.L.P. as the Company’s independent accountants for the current fiscal year ending December 31, 2006.

For	Against	Abstention
3,023,584	461	11,759

Item 5.    Other Information – None

Item 6.    Exhibits

(a)	Exhibits – See Exhibit Index following signature page.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.	Electro-Sensors, Inc.

August 14, 2006	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2006

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002