Form 10QSB
period 2006-09-30
ELECTRO SENSORS INC
filed 2006-11-14
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(952) 930-0100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 14, 2006 was 3,345,639.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended September 30, 2006

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

(unaudited)

September 30, 2006
ASSETS

Current assets

Cash and cash equivalents	$4,884
Marketable securities	6,810
Trade receivables, less allowance for doubtful accounts of $12	767
Inventories	908
Other current assets	86

Total current assets	13,455

Property and equipment, net	1,290

Total assets	$14,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$111
Accrued expenses	195
Deferred revenue	64
Accrued income tax	331
Deferred income tax	2,495

Total current liabilities	3,196

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,345,639 shares	335
Additional paid-in capital	1,445
Retained earnings	5,658
Accumulated other comprehensive income	4,111

Total stockholders’ equity	11,549

Total liabilities and stockholders’ equity	$14,745

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$1,544	$1,206	$4,329	$3,557
Cost of goods sold	545	470	1,565	1,368

Gross profit	999	736	2,764	2,189

Operating expenses:

Selling and marketing	322	318	963	938
General and administrative	256	246	931	833
Research and development	126	205	398	624

Total operating expenses	704	769	2,292	2,395

Operating income/(loss)	295	(33)	472	(206)

Non-operating income/(expense):

Gain on sale of marketable securities	0	543	1,276	807
Interest income	57	52	230	125
Other income	2	3	11	11
Equity in losses of equity method investee	0	(129)	0	(140)

Total non-operating income	59	469	1,517	803

Income before income taxes	354	436	1,989	597

Income taxes	145	175	798	237

Net income	$209	$261	$1,191	$360

Other comprehensive income/(loss):
Change in unrealized value of investments, net of income tax	$888	$(353)	$882	$87
Reclassification adjustment for gains included in net income	0	(330)	(769)	(492)
Total comprehensive income	$1,097	$(422)	$1,304	$(45)

Net income per share data:

Basic
Net income per share	$0.06	$0.08	$0.36	$0.11
Weighted average shares	3,345,596	3,234,472	3,303,890	3,227,136

Diluted
Net income per share	$0.06	$0.08	$0.36	$0.11
Weighted average shares	3,375,898	3,330,726	3,340,900	3,327,822

Dividends paid per share	$0.04	$0.04	$1.12	$0.12

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities

Net income	$1,191	$360

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	52	75
Realized gain on sale of marketable securities	(1,276)	(807)
Equity in losses of equity method investee	0	140
(Increase)/decrease in:
Trade receivables	(204)	49
Inventories	(114)	(55)
Other current assets	(15)	0
Prepaid income taxes	0	237
Accounts payable	54	(53)
Accrued expenses	40	5
Deferred revenue	12	(18)
Accrued income taxes	269	0

Net cash provided by/(used) in operating activities	9	(67)

Cash flows from investing activities

Proceeds from sale of marketable securities	1,291	825
Purchase of property and equipment	2	(35)

Net cash provided by investing activities	1,293	790

Cash flows from financing activities

Proceeds from issuance of stock	263	56
Dividends paid	(3,741)	(387)

Net cash used in financing activities	(3,478)	(331)

Net increase/(decrease) in cash and cash equivalents	(2,176)	392

Cash and cash equivalents, beginning	7,060	6,464
Cash and cash equivalents, ending	$4,884	$6,856

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized loss on investments	$(183)	$(654)

Cash paid for:
Income taxes	$529	$0

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and nine months ended September 30, 2006 and September 30, 2005. The results of interim periods may not be indicative of results to be expected for the year.

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

Software revenue recognition:

The Company recognizes revenue upon shipment of its character recognition software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper. To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped. ADS customers pay an annual maintenance fee for software support, which is recognized as deferred revenue on the balance sheet and it is recognized as revenue over the life of the contract.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 equals approximately $6,000 and reflects (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of September 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to September 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. No share-based awards were granted by the Company during the first nine months of 2006. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black Scholes model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At September 30, 2006, the Company had one stock-based employee compensation plan. During the nine months ended September 30, 2006, the Company cancelled 150,000 common share options under this plan and did not issue any common share options. The cancelled options were voluntarily forfeited by Mr. Slye in February 2006, for no consideration from the Company. During the nine months ended September 30, 2005 the Company did not issue or cancel any common share options. The following table depicts the average of the assumptions that were used to estimate the fair value of options that remain outstanding at September 30, 2006.

Dividend yield	0.00%
Expected volatility	52.19%
Risk free interest rate	3.00%
Expected lives	10 years

Prior to January 1, 2006, the Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the three and nine months ended September 30, 2005 (in thousands except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$261	$360
Pro forma	247	318
Basic net income per share:
As reported	0.08	0.11
Pro forma	0.08	0.10
Diluted net income per share:
As reported	0.08	0.11
Pro forma	0.07	0.10
Stock based compensation:
As reported	0	0
Pro forma	$14	$42

Note 6.   Net Income Per Share

The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended September 30, 2006, 30,302 shares of common stock equivalents were included in the computation of diluted net income per share. For the nine months ended September 30, 2006, 37,010 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended September 30, 2005, 96,254 shares of common stock equivalents were included in the computation of diluted net income per share. For the nine months ended September 30, 2005, 100,686 shares of common stock equivalents were included in the computation of diluted net income per share. For the nine months ended September 30, 2006, there were 15,280 options to purchase shares excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period. For the nine months ended September 30, 2005, there were no options to purchase shares excluded from the computation of common share equivalents.

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

Prior to February 15, 2006, the Company’s significant investment in equity securities consisted of 569,615 shares of common stock of August Technology Corporation (“August”), which had an approximate cost of $57,000. Rudolph Technologies, Inc. (“Rudolph”) acquired August on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. At September 30, 2006, the Company’s significant investment in equity securities is 343,767 shares of Rudolph. As of September 30, 2006, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $6,301,000 with an approximate cost of $45,000.

Investment Reported on Equity Method:

At September 30, 2006, the Company owned 551,759 shares of PPT Vision, Inc. (“PPT”), which is approximately 14.5% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at September 30, 2006 was approximately $276,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 14.5% of PPT’s outstanding stock, and the Company’s Secretary, Peter R Peterson, owns approximately 48.4% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss is included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment. Losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At September 30, 2006, the Company had approximately $1,261,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
External sales
Production monitoring	$1,443	$1,076	$3,942	$3,158
Character recognition	101	130	387	399
Investments	0	0	0	0
Total	$1,544	$1,206	$4,329	$3,557

Net income/(loss) before taxes
Production monitoring	$364	$117	$789	$268
Character recognition	(5)	(16)	(13)	(76)
Investments	(5)	335	1,213	405
Total	$354	$436	$1,989	$597

Recent accounting standards:

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, the market value of our investment securities, future financial condition and availability of capital resources, changes in worldwide general economic conditions, cyclical capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, the expected use of cash on hand, the Company’s cash requirements, and the Company’s ability to protect its existing intellectual property from challenges from third parties and other factors. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

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

CRITICAL ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. There are no significant accounting estimates described in the notes to the financial statements are critical at this time. A more in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended September 30, 2006 increased $338,000 or 28.0% when compared to net sales for the same period in 2005. Net sales for the nine months ended September 30, 2006 increased $772,000 or 21.7% when compared to net sales for the same period in 2006.

For the three months ended September 30, 2006 compared to the same period in 2005, the Controls Division contributed an increase in net sales of $367,000 or 34.1%, offset by a decrease in ADS net sales of $29,000 or 22.3%.

For the nine months ended September 30, 2006 compared to the same period in 2005, the Controls Division contributed an increase in net sales of $784,000 or 24.8%, offset by a decrease in ADS net sales of $12,000 or 3.0%.

The Controls Division has experienced an increase in net sales for the three and nine months ended September 30, 2006. These sales are for new plant installations, facility expansions, and to machinery builders. The bulk of our sales volume is derived from the Speed Monitoring product lines to the grain, feed, ethanol and biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. In our sales and marketing efforts, we are continuing to develop additional channel partners in the form of distributors and independent representatives both domestically and internationally.

The ADS Division decrease in net sales for the three and nine months ended September 30, 2006 is from a slow down in multiple unit orders of ExpertScan and Scannable Office products sales. ADS is developing an on-line web module for its ExpertScan software product. ExpertScan currently permits automated data collection from surveys and other paper forms. The new web capability will enable ExpertScan to automatically create an electronic version of a new or existing ExpertScan document, thereby allowing a combination of paper and electronic data collection from the same form.

Cost of Goods Sold

The Company’s cost of goods sold increased $75,000 or 16.0% for the three months ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, the cost of goods sold increased $197,000 or 14.4% compared to the same period in 2005. This increase is primarily a direct result of increased sales.

Gross Profit

Gross margins for the three months ended September 30, 2006 were 64.7% versus 61.0% for the same period in 2005. For the nine months ended September 30, 2006, gross margins were 63.8% versus 61.5% for the same period in 2005. The increases in gross margins are due to increases in sales volume of higher margin items sold within the Controls Division in Fiscal 2006 and some fixed costs that did not increase as sales volume increased.

Operating Expenses

Total operating expenses decreased $65,000 or 8.5% for the three months ended September 30, 2006 when compared to the same period of 2005. Of this decrease, the Controls Division contributed an increase of $20,000 or 3.4%, offset by a decrease in ADS of $85,000 or 48.0%.

For the nine months ended September 30, 2006 when compared to the same period of 2005, operating expenses decreased $103,000 or 4.3%. Of this decrease, the Controls Division contributed an increase of $149,000 or 8.1%, offset by a decrease in ADS of $252,000 or 45.2%.

Selling and marketing costs increased $4,000 or 1.3% for the three months ended September 30, 2006 when compared to the same period in 2005. For the nine months ended September 30, 2006, selling and marketing costs increased $25,000 or 2.7% when compared to the same period in 2005. Of the increase for the three months ended September 30, 2006, the Controls Division contributed an increase of $27,000 or 10.2%, which was offset by a decrease from ADS of $23,000 or 42.6%. Of the increase for the nine months ended September 30, 2006, the Controls Division contributed an increase of $91,000 or 11.9%, which was offset by a decrease from ADS of $66,000 or 37.5%. Sales representative commissions and marketing communications development for product launches, new literature, trade shows and related sales efforts are the predominant expenses that caused the increase for the Controls Division. The decrease in ADS is due to fewer personnel.

General and administrative costs increased $10,000 or 4.1% for the three months ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, general and administrative costs increased $98,000 or 11.8% compared to the same period in 2005. Of this increase for the three months ended September 30, 2006, the Controls Division contributed an increase of $17,000 or 7.6%, offset by a decrease in ADS of $7,000 or 33.3%. For the nine months ended September 30, 2006, the Controls Division contributes an increase of $125,000 or 16.6% offset by a decrease in ADS of $27,000 or 33.3%. The overall year to date increase in general and administrative costs from the Controls Division was due to a one time bonus of $100,000 paid during the second quarter of 2006 to Peter R. Peterson, Corporate Secretary. In addition to the bonus paid, we have reduced the amount of expense charged to the ADS division for shared expenses including building expense, utilities, and costs associated with public company reporting and compliance obligations, based on relative sales volume and building space utilized. These expenses are now charged to the Controls Division.

Research and development costs decreased $79,000 or 38.5% for the three months ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, research and development costs decreased $226,000 or 36.2%. Of the decrease for the three months ended September 30, 2006, the Controls Division contributed $24,000 or 23.3%, and ADS contributed a decrease of $55,000 or 53.9%. Of the decrease for the nine months ended September 30, 2006, the Controls Division contributed $65,000 or 20.1%, and ADS contributed $161,000 or 53.5%. The decrease in the Controls Division was due to decreased costs of product development and product testing. The decrease in ADS was due to decreased costs associated with software development and personnel.

Non-Operating Income (Loss)

Non-operating income decreased by $410,000 or 87.4% for the three months ended September 30, 2006 compared to the same period for 2005. For the nine months ended September 30, 2006, non-operating income increased $714,000 or 88.9%. Gain on the sale of investment securities decreased $543,000 or 100.0% for the three months ended September 30, 2006, compared to the same period in 2005. For the nine months ended September 30, 2006, gain on the sale of investment securities increased $469,000 or 58.1%. The increase for the nine months ended September 30, 2006 is a direct result of the August Technology stock sold and the August Technology/Rudolph merger (see Note 7 of our Financial Statements for more detail). In addition to the merger, for the three month period ended September 30, 2006, no shares of Rudolph stock were sold, compared to the same period in 2005 in which 45,150 shares of August Technology stock were sold with an average sale price of $12.28 per share. For the nine months ended September 30, 2006, 3,500 shares of Rudolph stock were sold with an average price of $17.14 per share compared to the same period in 2005 in which 69,600 shares of August Technology stock were sold with and average price of $11.95 per share.

Interest income increased $5,000 or 9.6% when comparing the three months ended September 30, 2006 to the same period in 2005. For the nine months ended September 30, 2006, interest income increased $105,000 or 84.0%. This increase was due to the higher interest rates on U.S. Treasury Bills. In addition to the higher interest rates, the Company had additional funds invested in Treasury Bills when comparing the three and nine months ended September 30, 2006 to the same period 2005.

Equity in losses of equity method investee decreased $140,000 or 100.0% for the three and nine months ended September 30, 2006 when compared to the same period in 2005. The $140,000 is from the a la mode investment which was recorded by the equity method of accounting until this investment was written off during the third quarter of 2005.

Income (Loss) Before Income Taxes

Income before income taxes decreased $82,000 or 18.8% to an income before tax of $354,000 for the three-month period ended September 30, 2006 compared to the same period in 2005. For the nine month period ended September 30, 2006 income before income tax increased $1,392,000 or 233.2% when compared to the same period in 2005.

The Controls Division had income before income taxes of $364,000 for the three months ended September 30, 2006 compared to $117,000 for the same period in 2005, an increase of $247,000 or 211.1%. For the nine months ended September 30, 2006, the Controls Division had income before income taxes of $789,000 compared to $268,000 for the same period in 2006, an increase of $521,000 or 194.4%. In addition to the increased sales for the Controls Division, our overall efforts to reduce operating expenses contributed to the increase in net income before income taxes.

ADS had a loss before income taxes of $5,000 for the three months ended September 30, 2006 compared to the net loss before income taxes of $16,000 for same period in 2005, an increase of $11,000 or 68.8%. For the nine months ended September 30, 2006, ADS had a loss of $13,000 compared to the net loss before income taxes of $76,000 for the same period in 2005, an increase of $63,000 or 82.9%. This reduction in net loss before income tax is due lowered expenses due to less personnel and lowered general and administrative expenses (see note in general and administrative expenses above).

INV had a loss before income taxes of $5,000 compared to an income before income taxes of $335,000 for the same period in 2005, a decrease of $340,000 or 101.5%. This loss is a direct result of lowered sales of marketable securities. For the nine months ended September 30, 2006, INV has an income before income taxes of $1,213,000 compared to an income before income tax of $405,000 for the same period in 2005, an increase of $808,000 or 199.5%. This increase is primarily due to the August Technology/Rudolph merger discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4,884,000 at September 30, 2006 and $6,856,000 at September 30, 2005.

Cash provided by operating activities of $9,000 for the nine months ended September 30, 2006 is primarily a result of our net operating income adjusted for non-cash charges.

Cash provided by investing activities is $1,293,000 for the nine month period ended September 30, 2006 and $790,000 for the same period in 2005. Proceeds from the sale of investments for the nine months ended September 30, 2006 increased to $1,291,000 from $825,000 when compared to the same period in 2005. This is a direct result of the August Technology/Rudolph merger (see Note 7).

Cash used in financing activities was $3,478,000 and $331,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively. During the nine months ended September 30, 2006 and 2005, the Company paid aggregate dividends of $3,741,000 and $387,000, respectively.

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

Off-balance Sheet Arrangements

As of September 30, 2006, the Company had no off-balance sheet arrangements or transactions.

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

Item 1.   Legal Proceedings – None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.   Defaults Upon Senior Securities – None

Item 4.   Submission of Matters to a Vote of Security Holders – None

Item 5.   Other Information

Due to the resignation of John Strom from the Board of Directors on July 26, 2006, the Company is not in compliance with Nasdaq Rule 4350(c)(1) and Rule 4350(d)(2)(A) which requires a majority of the Company’s Board be composed of independent directors. The Board intends to nominate new independent director(s) to be approved at the next Annual Meeting of the Shareholders.

Item 6.   Exhibits

(a)	Exhibits - See Exhibit Index following signature page.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.	Electro-Sensors, Inc.

November 14, 2006	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2006

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002