Form 10KSB
period 2006-12-31
ELECTRO SENSORS INC
filed 2007-03-29
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common Stock, $0.10 par value, registered on the NASDAQ (Capital) Market
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for the fiscal year ended December 31, 2006 were $5,756,305.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $10,376,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on March 5, 2007.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 5, 2007 was 3,361,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

Form 10-KSB for the Year Ended December 31, 2006

PART I

Item 1—Description of Business

Introduction

Electro-Sensors, Inc. (“we”, “us”, “our”, the “Company” or “ESI”) is engaged in two distinct operating segments: (1) the manufacture and distribution of industrial production monitoring and process control systems through its Controls Division, and (2) the development and distribution of PC-based software for both automated survey processing and hand printed character recognition through its AutoData Systems Division. The operating segments are based on the markets that we serve and the products that we provide to those markets.

In addition, through its subsidiary ESI Investment Company, we periodically make strategic investments in other businesses and companies, primarily when we believe that such investments will facilitate development of technology complementary to our existing products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. and 551,759 shares of PPT Vision, Inc. The PPT Vision investment is accounted for under the equity method of accounting.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, includes Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2006, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business transactions.

ESI, incorporated in Minnesota in July 1968, has executive offices located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343 and telephone number (952) 930-0100.

Operating Segments/Principal Products/Markets

Production Monitoring Systems—Controls Division

Our Controls Division manufactures and sells several different types of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

Speed Monitoring Systems. Our original products, speed monitoring systems, compare machine revolutions per minute or speed against acceptable rates as determined by the customer. The monitors generally have the same relative operating principle and use a non-contacting sensing head that translates the speed of a rotating shaft into analog readouts. The systems include a signal-generating pulser disc or wrap that attaches to a rotating shaft, the sensing device, and a control unit. The systems vary in complexity, from a simple system that detects slow-downs or stoppages, to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring the shaft speed.

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

Three production monitoring devices that do not operate by measuring shaft speeds are also in the speed monitoring systems product line. These devices are the tilt switch, vibration monitor, and slide gate position monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity (e.g., when grain fills a silo). A vibration monitor will alert an operator when the vibration of a machine in a production system exceeds or is below a specified level. The slide gate position monitor is used in plant operations to provide feedback of the position of a slide gate.

Drive Control Systems. In 1987, we expanded its speed monitoring systems product line to include products that regulate and synchronize machine speeds. Drive control system products not only monitor machine operation levels, but also regulate the speed of motors on related machines in a production sequence to ensure that the performances of various operations are coordinated. In the past, these distinct features allowed the Company to market these products under the Drive Control Systems name. The product line consists of a line of digital control products for motors that require a complete closed loop PID (Proportional Integral Derivative) control. The closed loop controllers coordinate production speed among process motors and reduce waste.

In 1988, we entered into a sales agreement with MKS Maschinen Kontroll Systeme GmbH (“MKS”), the West German manufacturer of a Synchronous Drive Controller (“SDC”) product line, giving the Company exclusive rights to distribute in the United States the drive control products manufactured by MKS. The SDC product line manufactured by MKS coordinates motors in a production machine with other parts of the machine process. The SDC products were designed for use as a precision speed reference for use with variable speed drives and enable manufacturers to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors.

We believe that significant savings in both time and materials can be achieved by manufacturing companies by adding drive control technology to existing manufacturing processes to coordinate operation of related machines. We intend to continue to market its products in this “retro-fit” market and also to companies building new manufacturing machinery or processing systems.

We expect to continue to expend resources in development and marketing of its various Production Monitoring Systems throughout 2007.

Character Recognition Systems—AutoData Systems Division

We initially began development of its AutoData Systems as a development project chartered to create opportunities using proprietary pattern recognition technology. The outcome of the project was a Microsoft® Windows( based software system that reads hand printed characters, checkmarks, and barcodes from scanned forms.

Our system offers an alternative to manual data entry, by automatically extracting information from paper forms and converting it into a format compatible with most computer databases. This intelligent data entry alternative saves time, strain, and money compared to the method of manual data entry. The basis of the handprint reading capability is Associative Pattern Memory™ (APM), a patented pattern recognition algorithm. APM is a trainable, neural network-based memory that was incorporated in a Dynamic Link Library (DLL) and used in the products currently sold by AutoData Systems Division.

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

In December 2002, the company released AutoData® ExpertScan™ software to its customer base. ExpertScan has handprint (ICR), Optical Mark (OMR) and barcode recognition capabilities. Like Survey Plus 2000, ExpertScan automates survey and form processing, as well as tabulation of results. The product offers several form design and reporting enhancements. It can also be sold as an upgrade to Survey Plus 2000. ExpertScan provides a mid-range option for AutoData prospects, rounding out the company’s product offering.

Marketing and Distribution

Controls Division. The Controls Division sells its products primarily through home office sales people who deal directly with customers and a number of manufacturer’s representatives with exclusive territories and non-exclusive distributors located throughout the United States, Mexico, China, Korea, Canada, Peru, Chile, Bolivia, and Thailand. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in all major standard industrial classifications, including grain, feed, biofuels, food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

For marketing, we advertise in national industrial periodicals that cover a wide range of industrial products and attends several tradeshows designated for the industry throughout the year. A corporate website and other related industry websites are also used for advertising and marketing purposes. We expect to continue to market its products in this and related markets.

AutoData Systems Division. The AutoData Systems Division markets its products primarily through home office sales personnel who deal directly with end-users and a limited number of Value-Added Resellers (VARs). This division primarily sells in the United States, Canada and Western Europe, and currently actively markets only in the U.S. We are currently developing the ability to process surveys electronically using e-mail for our ExpertScan software.

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

AutoData Systems. The AutoData Systems Division purchases a variety of supplies and materials from various vendors and is not dependent upon any one source.

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

2006: $348,000

2005: $410,000

The Company’s development projects for this division are undertaken based upon the identified specific needs of the Company’s customer base.

AutoData Systems:

2006: $219,000

2005: $338,000

The Company has continued to fund the AutoData Systems Division’s development activities. The goal is to create low-cost software based systems that enable accurate reading of hand-printed characters and other survey elements used on paper forms and also be able to send and complete the surveys via email.

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

Employees

As of February 20, 2007, the Company had 29 employees, of which 27 are full-time and 2 are part-time. The Company believes that its relations with its employees are good.

The Company’s ability to maintain a competitive position and to continue to develop and market new products depends, in part, on its ability to retain key employees and qualified personnel. If the Company is unable to retain and/or recruit key employees, product development, marketing and sales could be negatively impacted.

Fluctuations in Operating Results. ESI has experienced fluctuations in its operating results in the past, and may experience fluctuations in the future, which may affect the market price of its Common Stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond the Company’s control. Some of theses factors are: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the market and economic disruptions. Because fluctuations can happen, the Company cautions investors that results of its operations for preceding periods may not be indicative of how the Company will perform in the future. There can be no assurance that the Company will experience continued earnings growth.

Further, investments held by the Company’s subsidiary, ESI Investment Company, are subject to significant positive and negative changes in value. In particular, significant investments in PPT Vision, Inc. and Rudolph Technologies, Inc. have experienced substantial value fluctuations, both negative and positive, which are expected to continue. The Company’s current intention is to continue to gradually liquidate its investment securities to finance the Company’s working capital needs as needed.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, forward-looking statements with respect to its business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to shareholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking. Electro-Sensors’ forward-looking statements generally relate to its growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 6 - Management’s Discussion and Analysis or Plan of Operation, and include statements relating to management’s intentions that the Company not become an investment company, our expectations and intentions with respect to growth, marketing and product development, our intention with respect to gradually liquidating its investment securities to finance working capital needs, the adequacy of our facilities, expansion of the number of our manufacturers’ representatives and exclusive distributors, our intention to develop new products, and our expectations with respect to our cash requirements and use of cash. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including the Company’s ability to successfully develop new products and manage the Company’s cash requirements. The Company undertakes no obligations to update any forward-looking statements. The Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company’s actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by or on behalf of the Company. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include:

•	our ability to successfully develop new products

•	our ability to quickly and successfully adapt to changing industry technological standards

•	our ability to comply with existing and changing industry regulations

•	our ability to manage cash requirements

•	our ability to attract and retain new manufacturers’ representatives and exclusive distributors

•	our ability to attract and retain key personnel, including senior management

•	our ability to adapt to changing economic conditions and manage downturns in the economy in general

•	our ability to keep pace with competitors, some of whom are much larger and have substantially greater resources than us

Item 2—Description of Property

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility. The facility is anticipated to be adequate for our needs in 2007.

Item 3—Legal Proceedings

We were not the subject of any legal proceedings as of the date of this filing. We are not aware of any threatened litigation.

Item 4—Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2006.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the Nasdaq Capital Market of The Nasdaq Stock Market® under the symbol “ELSE”. The following table sets forth the quarterly high and low reported last sales prices for the Company’s Common Stock for each period indicated as reported on the Nasdaq system.

	Period	High	Low

2006	First Quarter	$5.19	$4.04
	Second Quarter	$11.55	$3.90
	Third Quarter	$4.87	$3.67
	Fourth Quarter	$6.25	$3.97

2005	First Quarter	$4.54	$3.90
	Second Quarter	$5.05	$4.15
	Third Quarter	$4.98	$4.03
	Fourth Quarter	$4.48	$3.86

Based on data provided by the Company’s transfer agent, management believes that as of February 22, 2007, the number of share owner accounts of record was approximately 131.

The Company paid cash dividends on its common stock of $1.16 per share in 2006 and $0.16 per share in 2005. During 2006 $0.04 dividends were declared quarterly in addition to a one-time dividend of $1.00.

From time to time, the Company may have an obligation to repurchase some of its securities as a result of obligations described in note 8 to the Company’s 2006 consolidated financial statements. The Company did not repurchase any equity securities during the quarter ended December 31, 2006.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2006 vs. Fiscal Year 2005

Net Revenues

Net revenues for fiscal year 2006 increased $853,361 to $5,756,000, or 17.4% when compared to net revenues for fiscal year 2005.

Of this increase, the Controls division contributed an increase in net revenues of $893,000, or 20.6% when comparing fiscal year 2006 to fiscal year 2005. Sales continued to grow to end user plant applications, manufacturers, and OEM equipment builders. In 2006, three new exclusive distributors were added internationally, and one new manufacturer’s representative was added domestically to continue to develop our sales and marketing channel. We have continued to expand the joint sales calls and training with all of our partners in order to increase their knowledge and effectiveness. Throughout 2007, we expect to continue to expand the number of manufacturers’ representatives and exclusive distributors. The corporate web sites provide significant information and product application knowledge to prospects and customers and also direct knowledge to our sales partners. New products developed and added to the product line in 2006 include a new speed signal convertor that communicates with a control system via DeviceNet, an additional product to monitor the position of rotary distributors, and a speed switch specifically designed for OEM’s and international sales.

We will continue to develop new products that broaden the line and provide complete monitoring solutions to our customers. The customers for our Controls division have diverse applications for our products in the grain, feed, ethanol and biofuels, power generation, mining, chemical, and other processing areas.

The AutoData Systems division had a decrease in net revenues of $39,706 or 7.0% when comparing fiscal year 2006 to fiscal year 2005. This decrease is primarily due to decreased sales of the ExpertScan and Scannable Office software products. Product enhancements and upgrades were done to the existing products. We are also in the final product development phase of adding web survey capability via email to our ExpertScan product.

Cost of Sales

The Company’s cost of sales increased from $1,913,000 to $2,059,000, a difference of $146,000 or 7.6% when comparing fiscal year 2006 to fiscal year 2005. Cost of sales increased in line with the sales increase. The Company continues efforts to maintain or reduce production costs.

Gross Margins

Gross margins for the fiscal year 2006 were 64.2% versus 61.0% for the prior fiscal year. This increase in margins is due to larger sales volume of higher margin products and the building of products in greater quantities using outside assembly firms.

Operating Expenses

Total operating expenses increased by $28,000, or 0.9% when comparing fiscal year 2006 to fiscal year 2005. Of this increase, the Controls Division contributed an increase in operating expenses of $236,000 or 10.1% when comparing fiscal year 2006 to fiscal year 2005. The AutoData Systems Division had a decrease in operating expenses of $208,000 or 30.9% when comparing fiscal year 2006 to fiscal year 2005.

Selling and marketing costs increased by $18,000, or 1.5% when comparing fiscal year 2006 to fiscal year 2005. Of this increase, the Controls Division had an increase of $98,000 or 9.7%. The AutoData Systems Division had a decrease of $80,000 or 36.0%. The increase from the Controls Division is due to increased efforts in marketing their product through manufacturer’s representatives, additional advertising in trade publications and web sites, and trade shows and related marketing. The decrease from the AutoData Systems Division is due to reduced personnel in both marketing and research and development areas and lower contract development expenses.

General and administrative costs increased by $190,000, or 18.8% in fiscal year 2006 compared to fiscal year 2005. Of this increase, the Controls Division had a increase of $199,000, or 22.2%. This increase is primarily due to wage and benefits increases, the increasing legal and accounting professional fees and internal audit and accounting expenses associated with being a publicly traded company, and a one-time $100,000 officer’s bonus paid in 2006. The AutoData Systems Division had a decrease of $9,000. The decrease for the AutoData Systems Division is due to reduced costs of repairs and maintenance, less equipment rental, and a lower percentage share of the costs of being a publicly-held company.

Research and development costs decreased $180,000 or 24.1% in fiscal year 2006 when compared with fiscal year 2005. The Controls Division decreased $62,000, or 15.1%, AutoData® Systems Division also had a decrease of $118,000. The decrease in research and development costs in the Controls Division is due to reduced product testing costs at UL, lower depreciation expenses, and reduced legal expenses for patent applications. The decrease in the AutoData Systems Division is due to fewer personnel and focusing on core product development. This was offset by an increase in contract engineering.

Operating Income (Loss)

The operating income for fiscal year 2006 was $682,000, compared to last year’s operating income of $3,000, an increase of $679,000 or 24,235%.

The Controls division had an operating income of $729,000 compared to the income of $252,000 in 2005, an increase of $477,000. This increase in operating income is a result of increased sales, higher gross margins, and reduced research and development expenses.

The AutoData Systems Division had a 2006 operating loss of $47,000 compared to a loss of $249,000 for 2005, an increase of $202,000 or 81.0%. This reduction in loss is the result of lowered marketing and research and development expenses.

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

Investment income for the fiscal year 2006 increased by $887,000 to $2,073,000. This increase was primarily due to the purchase of August Technology, Inc. on February 15, 2006 by Rudolph Technologies, Inc. From this sale, the Company received $1,015,891 in cash and 347,224 shares of Rudolph Technologies, Inc. common stock. In November, the Company also received $481,379 in proceeds for its shares of Encore Medical Corporation in the going private acquisition by Blackstone Capital Partners. The increase of 46.0% or $92,000 in interest income earned on temporary cash investments is a result of increased Treasury Bill rates.

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

Net Income After Tax

We reported net income after tax for fiscal year 2006 of $1,724,000 compared to net income of $761,000 in 2005, an increase of $963,000 or 126.5%. Income per share was $0.52 in 2006 compared to earnings per share of $0.24 in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

The net change in our cash and cash equivalents was $1,609,000 as of December 31, 2006 compared to December 31, 2005. Cash from operating activities of $178,000 for the twelve months ended December 31, 2006 was primarily a result of our net income adjusted for non-cash charges.

Cash provided by investing activities was $1,816,000 for the twelve-month period ended December 31, 2006 compared to $1,165,000 for the year ended December 31, 2005. Cash used for capital expenditures was $6,000 and $40,000 for the twelve months ended December 31, 2006 and 2005, respectively. Proceeds from the sale of investments for the twelve months ended December 31, 2006 increased to $1,822,000 from $1,205,000 when compared to the same period in 2005.

Cash used in financing activities was $3,603,000 and $426,000 for the twelve months ended December 31, 2006 and 2005, respectively. During the twelve months ended December 31, 2006 and 2005, the Company paid aggregate dividends of $3,874,000 and $517,000, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months. We anticipate that the quarterly dividends will be paid in 2007 at the same rate as in 2006.

The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. and 551,759 shares of PPT Vision, Inc. The PPT Vision investment is accounted for under the equity method of accounting. These stocks are subject to fluctuations in price and could have a negative effect on the liquidity of the Company. Liquid securities are periodically sold as deemed appropriate by management. The market value of PPT Vision stock as of January 31, 2007 is $265,000.

CRITICAL ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. There are no significant accounting estimates described in the notes to the financial statements which are critical at this time.

Item 7—Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Electro-Sensors, Inc. and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheet of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Electro-Sensors, Inc. and Subsidiaries

Minnetonka, MN

We have audited the consolidated balance sheet of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 27, 2006

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006

Assets

Current Assets

Cash and cash equivalents	$5,451,000
Available for sale securities	5,474,000
Trade receivables, less allowance for doubtful accounts, $9,000	597,000
Inventories	1,000,000
Other current assets	75,000

Total Current Assets	12,597,000

Property and Equipment, net	1,274,000

Total Assets	$13,870,000

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$139,000
Accrued expenses	161,000
Deferred revenue	65,000
Deferred income tax	2,063,000
Income taxes payable	289,000

Total Current Liabilities	2,717,000

Commitments and Contingencies (notes 6 and 8)

Stockholders’ Equity

Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 3,345,639 shares	335,000
Additional paid-in capital	1,453,000
Retained earnings	6,058,000
Accumulated other comprehensive income	3,307,000

Total Stockholders’ Equity	11,153,000

Total Liabilities and Stockholders’ Equity	$13,870,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005

Net Sales	$5,756,000	$4,903,000
Cost of Goods Sold	2,059,000	1,913,000

Gross Profit	3,697,000	2,990,000

Operating Expenses

Selling and marketing	1,249,000	1,231,000
General and administrative	1,199,000	1,009,000
Research and development	567,000	747,000

Total Operating Expenses	3,015,000	2,987,000

Operating Income	682,000	3,000

Non-operating Income (Expense):

Gain on sale of investment securities	1,767,000	1,126,000
Interest income	292,000	200,000
Equity in losses of equity method investee	0	(140,000)

Total Non-operating Income	2,073,000	1,186,000

Income before Income Taxes	2,755,000	1,189,000
Federal and State Income Taxes	1,031,000	428,000

Net Income	$1,724,000	$761,000

Net Income per share data

Basic

Net income per share	$.52	$0.24
Weighted average shares	3,314,518	3,232,986

Diluted

Net income per share	$.51	$0.23
Weighted average shares	3,360,248	3,328,733

Dividends paid per common share	$1.16	$0.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Issued
	Shares	Amount	Additional paid-in capital	Retained earnings	Comprehensive income/(loss)	Accumulated other comprehensive income	Total stockholders equity

Balance, December 31, 2004	3,218,345	$322,000	$1,104,000	$7,964,000		$4,413,000	$13,803,000

Exercise of stock options	31,850	3,000	81,000				84,000
Unrealized gains (losses) on investments net of reclassification adjustment and taxes					(415,000)	(415,000)	(415,000)
Stock issued through the employee stock purchase plan	1,921	0	7,000				7,000
Dividend on common stock				(517,000)			(517,000)
Net income				761,000	761,000		761,000
Total comprehensive loss					346,000

Balance, December 31, 2005	3,252,116	325,000	1,192,000	8,208,000		3,998,000	13,723,000

Exercise of stock options	91,920	9,000	244,000				253,000
Unrealized gains (losses) on investments net of reclassification adjustment and taxes					(691,000)	(691,000)	(691,000)
Stock issued through the employee stock purchase plan	1,603	1,000	17,000				18,000
Dividend on common stock				(3,874,000)			(3,874,000)
Net income				1,724,000	1,724,000		1,724,000
Total comprehensive income					$1,033,000
Balance, December 31, 2006	3,345,639	$335,000	$1,453,000	$6,058,000		$3,307,000	$11,153,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005
Cash flows from operating activities

Net Income	$1,724,000	$761,000

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	76,000	97,000
Realized gain on sale of investments	(1,767,000)	(1,126,000)
Equity in loss of equity method investee	0	140,000
Deferred income taxes	60,000
(Increase)/decrease in:
Trade receivables	(34,000)	(4,000)
Inventory	(205,000)	16,000
Other current assets	(4,000)	(3,000)
Prepaid income taxes		127,000
Increase/(decrease) in:
Accounts payable	82,000	(105,000)
Accrued expenses	6,000	(92,000)
Deferred revenue	13,000	(16,000)
Accrued income taxes	227,000	62,000

Net cash from (used for) operating activities	178,000	(143,000)

Cash flows from investing activities:

Proceeds from sale of investments	1,822,000	1,205,000
Purchase of property and equipment	(6,000)	(40,000)

Net cash provided by investing activities	1,816,000	1,165,000

Cash flows from financing activities:

Proceeds from issuance of stock	271,000	91,000
Dividends paid	(3,874,000)	(517,000)

Net cash used in financing activities	(3,603,000)	(426,000)

Net increase/(decrease) in cash and cash equivalents	(1,609,000)	596,000

Cash and cash equivalents, beginning	7,060,000	6,464,000
Cash and cash equivalents, ending	5,451,000	7,060,000

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments, net of tax	$1,113,000	$613,000

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. and 551,759 shares of PPT Vision, Inc. The PPT Vision investment is accounted for under the equity method of accounting. See Note 2 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

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

Trade Receivables and credit policies

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

The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management uses this information to estimate the allowance.

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

Software revenue recognition

The Company recognizes revenue upon shipment of its character recognition software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper. To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped. ADS customers pay an annual maintenance fee for software support, which is recognized as deferred revenue on the balance sheet and on a monthly basis, it is recognized in income over the life of the contract.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $187,000 and $169,000 for the years ended December 31, 2006 and 2005, respectively.

Research and development

Expenditures for research and development are expensed as incurred.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2006 and 2005 was $76,000 and $97,000, respectively.

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

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income	Shares	Per share amount

2006:
Basic EPS	$1,724,000	3,314,518	$0.52
Effect of dilutive employee stock options		45,730
Diluted EPS	$1,724,000	3,360,248	$0.51

2005:
Basic EPS	$761,000	3,232,986	$0.24
Effect of dilutive employee stock options		95,747
Diluted EPS	$761,000	3,328,733	$0.23

For the year ended December 31, 2005, options to purchase 9,000 shares of the Company’s common stock were not included in the calculation of diluted earnings per share. For the year ended December 31, 2006, there were no options to purchase shares of the Company’s common stock not included in the calculation of diluted earnings per share.

Comprehensive income (loss)

Comprehensive income includes the Company’s net income plus other comprehensive income (loss) items that are excluded from net income. The Company’s other comprehensive income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income.

	Years ended December 31,
	2006	2005
Net income	$1,724,000	$761,000

Other comprehensive gain (loss):
Change in unrealized gain on investments, net of tax	(691,000)	265,000

Less:
Reclassification adjustment for gains included in net income	0	(680,000)

Total comprehensive income (loss)	$1,033,000	$346,000

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

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. In accordance with the modified-prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2006, the Company had one stock-based employee compensation plan. During the year ended December 31, 2006, the Company cancelled 150,000 common share options under this plan and did not issue any common share options. The cancelled options were voluntarily forfeited by Mr. Slye in February 2006, for no consideration from the Company. During 2005 the Company did not issue or cancel any common share options.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows for 2005, there were no option grants during 2006:

Dividend yield	0.00%
Expected volatility	52.19%
Risk free interest rate	3.00%
Expected lives	10 years

Prior to January 1, 2006, the Company accounted for the grants of options and restricted shares using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts for the year ended December 31, 2005:

Year Ended December 31, 2005
Net Income
As Reported	$761,000
Pro Forma	706,000
Net Income (Loss) Per Common Share
Basic - As Reported	$0.24
Basic - Pro Forma	$0.22
Diluted – As Reported	$0.23
Diluted – Pro Forma	$0.21
Stock Based Compensation
As Reported	$0
Pro Forma	$55,000

Recent accounting standards

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

Note 2. Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2006
Treasury Bills	$5,314,000	$0	$0	$5,314,000
Money Market Funds	39,000	0	0	39,000
Equity Securities	139,000	5,428,000	(93,000)	5,474,000
	5,492,000	5,428,000	(93,000)	10,827,000
Less Cash Equivalents	5,353,000	0	0	5,353,000
Total Investments, December 31, 2006	$139,000	$5,428,000	$(93,000)	$5,474,000

Realized gains and losses on investments are as follows:

	December 31,
	2006	2005
Gross Realized Gains	$1,767,000	$1,126,000
Gross Realized Losses	0	0
Net Realized Gain	$1,767,000	$1,126,000

Prior to February 15, 2006, the Company’s significant investment in equity securities consisted of 569,615 shares of common stock of August Technology Corporation (“August”), which had an approximate cost of $57,000. Rudolph Technologies, Inc. (“Rudolph”) acquired August on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. At December 31, 2006, the Company’s significant investment in equity securities is 343,767 shares of Rudolph. As of December 31, 2006, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $5,465,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At December 31, 2006, the Company owned 551,759 shares of PPT, which is 14.5% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at December 31, 2006 was approximately $182,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 14.5% of PPT’s outstanding stock, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss through December 31, 2006 is not included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment as of 2004, the Company has exhausted it’s investment in PPTV with our share of the loss. All losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At December 31, 2006, the Company had approximately $1,322,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

Note 3. Inventories

Inventories used in the determination of cost of goods sold are as follows:

December 31, 2006
Raw Materials	$637,000
Work In Process	167,000
Finished Goods	196,000
Total Inventories	$1,000,000

Note 4. Property and Equipment

The following is a summary of property and equipment:

December 31, 2006
Equipment	$294,000
Furniture and Fixtures	390,000
Building	1,353,000
Land	415,000
2,452,000
Less Accumulated Depreciation	1,178,000
Total Property and Equipment	$1,274,000

Note 5. Accrued Expenses

Accrued expenses include the following:

December 31, 2006

Wages and Commissions	$157,000
Other	4,000
Total Accrued Expenses	$161,000

Note 6. Commitments

Lease commitments

The Company is leasing office equipment under operating leases expiring at various dates through 2010.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2007	$32,000
2008	32,000
2009	21,000
2010	21,000

Total Minimum Lease Payments	$106,000

Rental expense charged to operations was $33,000 and $32,000 for years ended December 31, 2006 and 2005, respectively.

Note 7. Common Stock Options and Stock Purchase Plan

Stock-based compensation

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its common stock. The Company did not grant any options under this plan during 2006, and at December 31, 2006, 45,730 shares were granted and exercisable under this plan. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its common stock to its full-time employees. During 2006 and 2005, shares of 1,603 and 1,921 respectively, were issued under this plan. At December 31, 2006, shares of 89,279 were available for future issuance.

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

The following table summarizes the activity for outstanding incentive stock options:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at January 1, 2005	270,750	$3.02	4.9
Granted	0	0
Exercised	(19,100)	2.96	4.9
Canceled/forfeited/expired	0	0
Balance at December 31, 2005	251,650	3.02	4.9
Granted	0	0
Exercised	(55,920)	2.57	3.9
Canceled/forfeited/expired	(150,000)	4.16
Balance at December 31, 2006	45,730	$2.77	3.9	$111,124
Vested and exercisable as of December 31, 2006	45,730	$2.77	3.9	$111,124
Vested and expected to vest as of December 31, 2006	45,730	$2.77	3.9	$111,124

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2006.

The following table summarizes the activity for outstanding director stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at January 1, 2005	48,750	$2.77	4.9
Granted	0	0
Exercised	(12,750)	2.18	4.9
Canceled/forfeited/expired	0	0
Balance at December 31, 2005	36,000	2.98	4.9
Granted	0	0
Exercised	(36,000)	2.98	4.9
Canceled/forfeited/expired	0	0
Balance at December 31, 2006	0	$0		$0
Vested and exercisable as of December 31, 2006	0	$0		$0
Vested and expected to vest as of December 31, 2006	0	$0		$0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2006.

The Company recognized stock-based compensation expense of approximately $8,000 and $0 during the year ending December 31, 2006 and 2005, respectively, as a result of the adoption of SFAS No. 123R. As of December 31, 2006 and 2005, respectively there was no unrecognized compensation cost related to stock options that is expected to be recognized over a period of 1-2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock purchase plan

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Note 8. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 141,088 shares of the Company’s stock at December 31, 2006. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2006.

ESOP compensation expense was $18,000 for both years ended December 31, 2006 and 2005.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2006,

141,088 shares of the Company’s stock, with an aggregate fair market value of approximately $734,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2006 and 2005 other than its matching of 401(k) salary reductions, which totaled $50,000 for 2006.

Note 9. Income Taxes

The components of the income tax provision for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Current:
Federal	$869,000	$360,000
State	102,000	46,000
Deferred:
Federal	60,000	22,000
State		0
Total Federal and State Income Taxes	$1,031,000	$428,000

The provision for income taxes for the years ended December 31, 2006 and 2005 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2006	2005

Computed “Expected” Tax Expense	$895,000	$380,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	113,000	46,000
Credits	(37,000)	(20,000)
Other	60,000	22,000

Total Federal and State Income Taxes	$1,031,000	$428,000

The components of the net deferred tax asset (liability) consist of:

2006

Deferred Tax Assets:
Vacation Disallowance	$18,000
Depreciation	30,000
Allowance for Doubtful Accounts	4,000
Investment in Equity Method Investee	927,000
Valuation Allowance	(927,000)
Total Deferred Tax Assets	$22,000
Deferred Tax Liabilities:
Prepaid Expenses	27,000
Net Unrealized Gain on Investments	2,028,000
Total Deferred Tax Liabilities	$2,085,000
Net Deferred Tax Asset (Liability)	$(2,063,000)

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

The following is financial information relating to the continuing operating segments:

	2006	2005

Net revenues
Production monitoring	$5,228,000	$4,335,000
Character recognition	528,000	568,000
Investments	0	0
Total	5,756,000	4,903,000
Sales in foreign countries
Production monitoring	357,000	337,000
Character recognition	19,000	14,000
Investments	0	0
Total	376,000	351,000
Interest income
Production monitoring	68,000	52,000
Character recognition	0	0
Investments	223,000	148,000
Total	292,000	200,000
Depreciation expense
Production monitoring	75,000	95,000
Character recognition	1,000	2,000
Investments	0	0
Total	76,000	97,000
Capital purchases
Production monitoring	6,000	40,000
Character recognition	0	0
Investments	0	0
Total	6,000	40,000
Total assets
Production monitoring	3,994,000	4,715,000
Character recognition	0	5,000
Investments	9,876,000	11,794,000
Total	13,870,000	16,514,000
Income before income taxes
Production monitoring	1,098,000	577,000
Character recognition	(47,000)	(92,000)
Investments	1,704,000	704,000
Total	2,755,000	1,189,000

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

Item 9—Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

The following table provides information as of December 31, 2006 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	45,730	$2.77	107,990(1)

Equity compensation plans not approved by security holders	—	—	—

Totals	45,750	$2.77	107,990(1)

(1) Includes 15,250 shares issuable pursuant to the 1997 Stock Option Plan and 92,740 shares issuable pursuant to the 1996 Employee Stock Option Plan.

Item 12—Certain Relationships and Related Transactions, Director Independence

The information required by Item 12 is incorporated herein by reference to the sections entitled “Election of Directors.”

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer
Date:	March 23, 2007

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

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 23, 2007

/s/ Peter R. Peterson	Director and Secretary	March 23, 2007

/s/ Joseph A. Marino	Director	March 23, 2007

/s/ Geoffrey W. Miller	Director	March 23, 2007

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2006	Commission File No. 0-9587

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-K*
3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB*
**10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders*
**10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB*
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company—Minnesota Senstar Corporation—Minnesota
23.2	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 14, 2007
99.2	Investor Information

*	Incorporated by reference to a previously filed report or document—SEC File No. 0-9587
**	Management contract or compensatory plan or arrangement