Form 10QSB
period 2007-03-31
ELECTRO SENSORS INC
filed 2007-05-15
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(952) 930-0100

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 15, 2007 was 3,361,392.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

(unaudited)

March 31, 2007
ASSETS

Current assets

Cash and cash equivalents	$5,155
Available for sale securities	5,995
Trade receivables, less allowance for doubtful accounts of $12	727
Inventories	986
Other current assets	76

Total current assets	12,939

Property and equipment, net	1,268

Total assets	$14,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$115
Accrued expenses	159
Deferred revenue	78
Accrued income tax	751
Deferred income tax	1,588

Total current liabilities	2,691

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,361,392 shares	336
Additional paid-in capital	1,486
Retained earnings	6,075
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	3,619

Total stockholders’ equity	11,516

Total liabilities and stockholders’ equity	$14,207

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$1,560	$1,358
Cost of goods sold	581	516

Gross profit	979	842

Operating expenses:

Selling and marketing	337	308
General and administrative	289	323
Research and development	155	138

Total operating expenses	781	769

Operating income	198	73

Non-operating income/(expense):

Gain on sale of marketable securities	0	1,230
Interest income	51	73
Other income	4	4
Stock Option Compensation	0	(8)

Total non-operating income	55	1,299

Income before income taxes	253	1,372

Income taxes	101	552

Net income	$152	$820

Other comprehensive income/(loss):
Change in unrealized value of investments, net of income tax	$(521)	$548
Reclassification adjustment for gains included in net income	0	(734)
Total comprehensive income	$(369)	$504

Net income per share data:

Basic
Net income per share	$0.05	$0.25
Weighted average shares	3,361,392	3,252,116

Diluted
Net income per share	$0.04	$0.25
Weighted average shares	3,392,322	3,308,920

Dividends paid per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities

Net income	$152	$820

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	19	20
Realized gain on sale of marketable securities	0	(1,230)
Provision for loss on Accounts Receivable	3	0
Deferred income taxes	(475)	0
(Increase)/decrease in:
Trade receivables	(133)	(23)
Inventories	14	(31)
Other current assets	(1)	27
Prepaid income taxes	0	0
Accounts payable	(24)	58
Accrued expenses	(1)	4
Deferred revenue	(13)	4
Accrued income taxes	277	498

Net cash provided by/(used in) operating activities	(182)	147

Cash flows from investing activities

Proceeds from sale of marketable securities	0	1,235
Purchase of property and equipment	(13)	0

Net cash provided by (used in) investing activities	(13)	1,235

Cash flows from financing activities

Proceeds from issuance of stock	34	0
Dividends paid	(135)	(130)

Net cash used in financing activities	(101)	(130)

Net increase/(decrease) in cash and cash equivalents	(296)	1,252

Cash and cash equivalents, beginning	5,451	7,060
Cash and cash equivalents, ending	$5,155	$8,312

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments	$521	$186

Cash paid for:
Income taxes	$325	$54

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

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

In addition, through its subsidiary ESI Investment Company (INV), the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. See Note 7 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

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

This report should be read together with the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three months ended March 31, 2007. The results of interim periods may not be indicative of results to be expected for the year.

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

Note 5. Stock-Based Compensation

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2006, the Company had one stock-based employee compensation plan. During the three months ended March 31, 2007, an executive exercised 15,000 options. There were no option grants in the three months ended March 31, 2007.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows:

Dividend yield	0.00%
Expected volatility	52.19%
Risk free interest rate	3.00%
Expected lives	10 years

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

Note 6. Net Income Per Share

All common share equivalents relating to stock options and warrants are included in the diluted weighted average common shares.

Note 7. Available for Sale Securities

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

Prior to February 15, 2006, the Company’s significant investment in equity securities consisted of 569,615 shares of common stock of August Technology Corporation (“August”), which had an approximate cost of $57,000. Rudolph Technologies, Inc. (“Rudolph”) acquired August on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. At March 31, 2007, the Company’s significant investment in equity securities is 343,767 shares of Rudolph. As of March 31, 2007, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $5,987,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At March 31, 2007, the Company owned 551,759 shares of PPT, which is 7.5% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at March 31, 2007 was approximately $221,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 7.5% of PPT’s outstanding stock, and the Company’s Secretary owns a controlling interest, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss through March 31, 2007 is not included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment as of 2004, the Company has exhausted it’s investment in PPTV with our share of the loss. All losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At March 31, 2007, the Company had approximately $1,375,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended March 31,
	2007	2006
External sales
Production monitoring	$1,423	$1,174
Character recognition	137	184
Investments	0	0
Total	$1,560	$1,358

Net income/(loss) before taxes
Production monitoring	$252	$114
Character recognition	7	14
Investments	(6)	1,244
Total	$253	$1,372

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

All forward-looking statements in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to differ materially from the Company’s recent results or those projected in the forward-looking statements are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. There are no significant accounting estimates described in the notes to the financial statements that are critical at this time. A more in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2007 increased $202,000 or 14.9% when compared to net sales for the same period in 2006.

For the three months ended March 31, 2007 compared to the same period in 2006, the Controls Division contributed an increase in net sales of 249,000 or 21.2%, offset by a decrease in ADS net sales of $47,000 or 25.6%.

The Controls Division increase is due to new plant installations, facility expansions, and to machinery builders. The bulk of our sales volume is derived from the Speed Monitoring product lines to the grain, feed, ethanol and biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. Energy production applications in both fossil fuel and biofuels applications continue to show growth in the application of our products.

The ADS Division decrease in net sales for the three ended March 31, 2007 is due to reduced multiple unit orders of ExpertScan bundled with scanners. ADS is developing an on-line web module for its ExpertScan software product. ExpertScan currently permits automated data collection from surveys and other paper forms. The new web capability will enable ExpertScan to automatically create an electronic version of a new or existing ExpertScan document, thereby allowing a combination of paper and electronic data collection using the same form design.

Cost of Goods Sold

The Company’s cost of goods sold increased $65,000 or 7.7% for the three months ended March 31, 2007 compared to the same period in 2006. This increase is primarily a direct result of increased sales.

Gross Profit

Gross margins for the three months ended March 31, 2007 were 62.8% versus 62.0% for the same period in 2006. The slight increases in gross margins are due to increases in sales volume of higher margin items sold within the Controls Division and a higher percentage of ADS division sales being software without scanners.

Operating Expenses

Total operating expenses increased $12,000 or 1.4% for the three months ended March 31, 2007 when compared to the same period of 2006. Of this decrease, the Controls Division contributed an increase of $8,000 or 1.1%, and an increase in ADS of $4,000 or 3.6%.

Selling and marketing costs increased $29,000 or 9.1% for the three months ended March 31, 2007 when compared to the same period in 2006. Of the increase for the three months ended March 31, 2007, the Controls Division contributed an increase of $27,000 or 9.5%, and ADS increased $2,000 or 5.6%. Sales representative commissions, advertising, and trade show expenses are the predominant expenses that caused the increase for the Controls Division. The increase in ADS is due to increased expenses related to salaries, benefits and commission expense.

General and administrative costs decreased $34,000 or 10.5% for the three months ended March 31, 2007 compared to the same period in 2006. Of this decrease, the Controls Division contributed a decrease of $33,000 or 11.1%, and ADS had a decrease of $1,000 or 4.0%. The overall year to date decrease in general and administrative costs from the Controls Division was due to reduced legal and professional fees, and lower network administration costs. In ADS, the reduced cost is due to their share of corporate costs being lower.

Research and development costs increased $17,000 or 11.6% for the three months ended March 31, 2007 compared to the same period in 2006. Of this increase, the Controls Division contributed an increase of $13,000 or 13.3%, and ADS had an increase of $4,000 or 8.3%. The increase in the Controls Division is due to increased salary, depreciation, and lab testing expenses. The increase in the ADS division is due to salaries and contract engineering expenses.

Non-Operating Income (Loss)

Non-operating income decreased by $1,244,000 or 95.8% for the three months ended March 31, 2007 compared to the same period for 2006. The decrease for the three months ended March 31, 2007 is a direct result of the sale of marketable securities during the three months ended March 31, 2006, whereas there were no sales of marketable securities in this quarter.

Interest income decreased $22,000 or 30.4% when comparing the three months ended March 31, 2007 to the same period in 2006. This decrease was due to the Company having fewer funds invested in Treasury Bills when comparing the three months ended March 31, 2007 to same period in 2006.

Income (Loss) Before Income Taxes

Income before income taxes decreased $1,119,000 or 81.6% to an income before tax of $253,000 for the three-month period ended March 31, 2007 compared to the same period in 2006.

The Controls Division had income before income taxes of $252,000 for the three months ended March 31, 2007 compared to $114,000 for the same period in 2006, an increase of $138,000 or 121.1%. In addition to the increased sales for the Controls Division, our overall efforts to reduce operating expenses contributed to the increase in net income before income taxes.

ADS had income before income taxes of $7,000 for the three months ended March 31, 2007 compared to the net income before income taxes of $14,000 for same period in 2006, a decrease of $7,000 or 50.0%. This decrease in income before tax is due to higher operating expenses (see note in operating expenses above) and an increase in higher margin product sales.

INV had a loss before income taxes of $6,000 compared to an income before income taxes of $1,244,000 for the same period in 2006, a decrease of $1,250,000 or 100.5%. This loss is a direct result of lowered sales of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,155,000 at March 31, 2007 and $8,312,000 at March 31, 2006.

Cash used by operating activities of $182,000 for the three months ended March 31, 2007 is primarily a result of our net operating income adjusted for non-cash charges.

Cash used in investing activities is $13,000 for the three month period ended March 31, 2007 and cash provided was $1,235,000 for the same period in 2006. This is a direct result of the August Technology/Rudolph merger in 2006.

Cash used in financing activities was $101,000 and $130,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 343,767 shares of Rudolph Technology Corporation. Rudolph Technology Corporation is listed on the Nasdaq stock market and is subject to fluctuations in price and could have a negative effect on the liquidity of the Company.

Off-balance Sheet Arrangements

As of March 31, 2007, the Company had no off-balance sheet arrangements or transactions.

Item 3. Controls and Procedures

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

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

Item 6. Exhibits

(a)	Exhibits - See Exhibit Index following signature page.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

May 15, 2007	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2007

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002