Form 10QSB
period 2007-06-30
ELECTRO SENSORS INC
filed 2007-08-14
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 6, 2007 was 3,362,013.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

June 30, 2007
ASSETS

Current assets

Cash and cash equivalents	$5,475,000
Available for sale securities	5,712,000
Trade receivables, less allowance for doubtful accounts of $13,000	690,000
Inventories	1,016,000
Other current assets	58,000

Total current assets	12,951,000

Property and equipment, net	1,271,000

Total assets	$14,222,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$127,000
Accrued expenses	215,000
Deferred revenue	77,000
Accrued income tax	995,000
Deferred income tax	1,470,000

Total current liabilities	2,884,000

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,361,392 shares	336,000
Additional paid-in capital	1,493,000
Retained earnings	6,054,000
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax	3,455,000

Total stockholders’ equity	11,338,000

Total liabilities and stockholders’ equity	$14,222,000

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006

Net Sales	$1,609,000	$1,427,000	$3,169,000	$2,785,000
Cost of Goods Sold	571,000	504,000	1,152,000	1,019,000

Gross Profit	1,038,000	923,000	2,017,000	1,766,000

Operating Expenses:

Selling and Marketing	331,000	332,000	668,000	641,000
General and Administrative	286,000	349,000	575,000	680,000
Research and Development	136,000	135,000	290,000	272,000

Total Operating Expenses	753,000	816,000	1,533,000	1,593,000

Operating Income	285,000	107,000	484,000	173,000

Non-operating Income (Expense):

Gain on Sale of Investment Securities	0	45,000	0	1,276,000
Interest Income	74,000	99,000	124,000	172,000
Other Income/(Expense)	(7,000)	5,000	(5,000)	9,000

Total Non-operating Income	67,000	149,000	119,000	1,457,000

Income before Income Taxes	352,000	256,000	603,000	1,630,000

Federal and State Income Tax Provision	139,000	101,000	238,000	654,000

Net Income	$213,000	$155,000	$365,000	$976,000

Other Comprehensive Income/(Loss):
Change in unrealized value of investments, net of income tax	$(164,000)	$(554,000)	$148,000	$(6,000)
Reclassification adjustment for gains included in Net Income	0	(35,000)	0	(769,000)
Total Comprehensive Income/(Loss):	$49,000	$(434,000)	$513,000	$201,000

Net Income per Share Data:

Basic
Net Income per Share	$0.06	$0.05	$0.11	$0.30
Weighted Average Shares	3,361,392	3,306,602	3,361,042	3,274,793

Diluted
Net Income per Share	$0.06	$0.05	$0.11	$0.29
Weighted Average Shares	3,402,122	3,330,527	3,401,661	3,315,158

Dividends paid per Share	$.04	$1.04	$.08	$1.08

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended June 30,
	2007	2006
Cash Flows From Operating Activities

Net Income	$365,000	$976,000

Adjustments to reconcile Net Income to net cash used in operating activities:

Compensation recognized for stock option issuance	9,000
Depreciation	39,000	39,000
Allowance for doubtful accounts	4,000	0
Realized gain on Sale of Marketable Securities	0	(1,276,000)
(Increase)/decrease in:
Trade Receivables	(97,000)	(119,000)
Inventories	(16,000)	(120,000)
Other Current Assets	17,000	18,000
Accounts Payable	(12,000)	77,000
Accrued Expenses	54,000	48,000
Deferred Revenue	12,000	10,000
Accrued Income Taxes	706,000	342,000
Deferred Income Taxes	(783,000)	0

Net Cash From (Used in) Operating Activities	298,000	(5,000)

Cash Flows From Investing Activities

Proceeds from Sale of Marketable Securities	0	1,291,000
Purchase of Property and Equipment	(36,000)	0

Net Cash Provided by (Used in) Investing Activities	(36,000)	1,291,000

Cash Flows From Financing Activities

Proceeds from Issuance of Stock	31,000	253,000
Dividends Paid	(269,000)	(3,607,000)

Net Cash Used in Financing Activities	(238,000)	(3,354,000)

Net Increase in Cash & Cash Equivalents	24,000	(2,068,000)

Cash & Cash Equivalents, Beginning	5,451,000	7,060,000
Cash & Cash Equivalents, Ending	$5,475,000	$4,992,000

Supplemental Schedule of Non-Cash Investing and Financing Activities
Net Change in Unrealized Gain/(Loss) on Investments	$238,000	$1,250,000

Cash Paid for:
Income Taxes	$325,000	$312,000

See accompanying notes to unaudited condensed consolidated financial statements

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the six-months ended June 30, 2007. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue recognition of production monitoring equipment:

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At June 30, 2007, the Company had one stock-based employee compensation plan. During the six-months ended June 30, 2007, an executive exercised 15,000 options. On April 25, 2007 the Company granted, newly elected Board member, Robert Heller 5,000 shares of common stock and recognized compensation expense of approximately $9,000 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows:

Dividend yield	0.00%
Expected volatility	36.74%
Risk free interest rate	4.93%
Expected lives	10 years

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

Prior to February 15, 2006, the Company’s significant investment in equity securities consisted of 569,615 shares of common stock of August Technology Corporation (“August”), which had an approximate cost of $57,000. Rudolph Technologies, Inc. (“Rudolph”) acquired August on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. At June 30, 2007, the Company’s significant investment in equity securities is 343,267 shares of Rudolph. As of June 30, 2007, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $5,702,000 with an approximate cost of $45,000.

Investment Reported on Equity Method:

At June 30, 2007, the Company owned 551,759 shares of PPT, which is 8.8% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at June 30, 2007 was approximately $199,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 8.8% of PPT’s outstanding stock, and the Company’s Secretary owns a controlling interest, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss through June 30, 2007 is not included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment. As of 2004, the Company had exhausted it’s investment in PPT with its share of the loss. All losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At June 30, 2007, the Company had approximately $2,235,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
External sales
Production monitoring	$1,491,000	$1,325,000	$2,914,000	$2,498,000
Character recognition	118,000	102,000	255,000	286,000
Investments	0	0	0	0
Total	$1,609,000	$1,427,000	$3,169,000	$2,785,000

Net Income/(Loss) before taxes
Production monitoring	$371,000	$304,000	$621,000	$420,000
Character recognition	(16,000)	(22,000)	(9,000)	(8,000)
Investments	(3,000)	(26,000)	(9,000)	1,218,000
Total	$352,000	$256,000	$603,000	$1,630,000

Recent accounting standards:

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements regarding our intent to develop distribution and independent representative partners domestically and internationally; the timing for release of our products; our expected use of cash on hand; cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Form 10-Q are subject to risks and uncertainties. In addition to the risk factors detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission, some of the factors that could cause future results to differ materially from our recent results or those projected in the forward-looking statements are the following: our ability to identify and commence relationships with effective partners; unforeseen delays in our product development process; the extent and timing of future revenues and expenses and customer demand; the market value of our investment securities; changes in worldwide general economic conditions; cyclical capital spending by customers; our ability to keep pace with technological developments and evolving industry standards; worldwide competition; and our ability to protect its existing intellectual property from challenges from third parties and other factors.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2007 increased $182,000 or 12.7% when compared to net sales for the same period in 2006. Net sales for the six-month period ended June 30, 2007 increased $384,000 or 13.8% when compared to net sales for the same period in 2006.

For the three-months ended June 30, 2007 compared to the same period in 2006, the Controls Division contributed an increase in net sales of $166,000 or 12.5% and ADS contributed an increase in net sales of $16,000 or 15.7%.

For the six-months ended June 30, 2007 compared to the same period in 2006, the Controls Division contributed an increase in net sales of $415,000 or 16.6%, offset by a decrease in ADS net sales of $31,000 or 10.8%.

The Controls Division has experienced an increase in net sales for the second quarter and first half of 2007. The increase in sales is a result of products that are utilized in new plant installations, facility expansions, and to machine engineering. The bulk of our sales volume is derived from the Speed Monitoring product lines to the grain, feed, ethanol and biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. In our sales and marketing efforts, we are developing additional channel partners in the form of distributors and independent representatives both domestically and internationally and expect to continue adding sales partners in key locations.

The ADS Division increase in net sales for the second quarter of 2007 is due to an increase in the sales of the ExpertScan product. For the six-months ended June 30, 2007 compared to the same period in 2006, ADS experienced a decrease in net sales due to a reduction in multiple unit orders and scanner bundled systems. ADS is developing an on-line web module for its ExpertScan software product. ExpertScan currently permits automated data collection from surveys and other paper forms. The new web capability will enable ExpertScan to automatically create an electronic version of a new or existing ExpertScan document, thereby allowing a combination of paper and electronic data collection from the same form. Release of the web-enabled version of ExpertScan is expected before the end of this fiscal year and should strengthen sales to both new and existing customers.

Cost of Goods Sold

Our cost of goods sold increased $67,000 or 13.3% for the three-months ended June 30, 2007 compared to the same period in 2006. For the six-month period ended June 30, 2007, the cost of goods sold increased $133,000 or 13.0% compared to the same period in 2006. This increase is primarily a direct result of increased material costs in direct relation to the favorable sales increase.

Gross Profit

Gross margin for the three-month period ended June 30, 2007 was 64.5% compared to 64.7% for the same period in 2006. For the six-month period ended June 30, 2007, gross margins were 63.7% compared to 63.4% for the same period in 2006. The slight variances are due to sales and expenses rising at nearly the same rates over the three and six-month period ending June 30, 2007 compared to the same period last year.

Operating Expenses

Total operating expenses decreased $63,000 or 7.8% for the three-months ended June 30, 2007 when compared to the same period of the prior year. Of this decrease, the Controls Division contributed a decrease of $77,000 or 11.0% offset by an increase in ADS of $14,000 or 13.5%.

For the six-months ended June 30, 2007 compared to the same period of 2006, operating expenses decreased $60,000 or 3.7%. Of this decrease, the Controls Division contributed a reduction of $75,000 or 5.4%, offset by an increase in ADS of $15,000 or 7.1%.

Selling and marketing costs decreased $1,000 or 0.4% for the three-months ended June 30, 2007 compared to the same period in 2006. For the six-months ended June 30, 2007, selling and marketing costs increased $27,000 or 4.2% compared to the same period in 2006. Of the decrease for the three-months ended June 30, 2007, the Controls Division contributed a minimal increase of 0.1%, which was offset by a decrease from ADS of $2,000 or 3.5%. Of the increase for the six-months ended June 30, 2007, the Controls Division contributed the majority with an increase of $27,000 or 4.8%. Sales representative commissions and advertising are the predominant expenses that increased in the Controls Division. The increase in ADS is due to reduced expenses in website development offset by increased wages due to additional personnel.

General and administrative costs decreased $64,000 or 18.4% for the three-months ended June 30, 2007 compared to the same period in 2006. For the six-months ended June 30, 2007, general and administrative costs decreased $104,000 or 15.4%. Of this decrease for the three-months ended June 30, 2007, the Controls Division contributed a decrease of $77,000 or 22.9% and ADS contributed an increase of $13,000 or 89.5%. The results for the six-months ended June 30, 2007 is driven by a decrease in costs of $113,000 or 17.7% from the Controls Division that was slightly offset by an increase in ADS costs of 19.4%. The overall decrease in general and administrative costs from the Controls Division was due to a one time bonus of $100,000 paid to Peter R. Peterson, Corporate Secretary, in 2006. The increase in ADS is due to contract personnel expenses. Overall, general and administrative costs should remain relatively flat with additional expenses coming from Sarbanes-Oxley compliance.

Research and development costs increased $1,000 or 0.9% for the three-months ended June 30, 2007 compared to the same period in 2006. For the six-months ended June 30, 2007, research and development costs increased $18,000 or 6.6%. Of the increase for the three-months ended June 30, 2006, the Controls Division contributed a decrease of $2,000 or 2.0%, and ADS contributed an increase of $3,000 or 6.4%. Of the increase for the six-months ended June 30, 2007, the Controls Division contributed $11,000 or 6.1%, and ADS contributed $7,000 or 7.5%. The increase in the Controls Division is due to lab testing fees for product certification. The increase in ADS is due to contract engineering fees and salary expenses.

Non-Operating Income

Non-operating income decreased by $82,000 or 55.7% for the three-month period ended June 30, 2007 compared to the same period for 2006. For the six-months ended June 30, 2007, non-operating income decreased $1,338,000 or 91.8%. The decrease for both the three and six-months ended June 30, 2007 is driven by a decrease in interest income, but primarily due to a decrease in the sale of marketable securities, as there were none during the first half of this year.

Interest income decreased $25,000 or 26.1% when comparing the three-months ended June 30, 2007 to the same period in 2006. For the six-months ended June 30, 2007, interest income decreased $48,000 or 27.9%. These decreases are due to fewer of our funds being invested in Treasury Bills for the three and six-months ended June 20, 2007 compared to the same periods in 2006.

Income Before Income Taxes

Income before income taxes increased $96,000 to an income before tax of $352,000 for the three-month period ended June 30, 2007 compared to the same period in 2006. For the six-month period ended June 30, 2007, income before income tax decreased $1,027,000 when compared to the same period in 2006.

The Controls Division had income before income taxes of $371,000 for the three-months ended June 30, 2007 compared to $203,000 for the same period in 2006, an increase of $168,000. For the six-months ended June 30, 2007, the Controls Division had income before income taxes of $621,000 compared to $322,000 for the same period in 2006, an increase of $299,000. In addition to the increased sales for the Controls Division, our overall efforts to reduce operating expenses contributed to the increase in net income before income taxes.

ADS had a loss before income taxes of $16,000 for the three-months ended June 30, 2007 compared to the net loss before income taxes of $22,000 for same period in 2006. For the six-months ended June 30, 2007, ADS had a loss of $9,000 compared to loss before income taxes of $8,000 for the same period in 2007.

INV’s income before taxes increased from a loss of $26,000 for the three-month period ended June 30, 2006 to a loss of $3,000 for the three-month period ended June 30, 2007. INV’s income before taxes decreased $1,228,000 to a loss before income taxes of $9,000 for the six-months ended June 30, 2007 compared to the same period in 2006. This decrease is primarily due to no sales of marketable securities in the first half of 2007 and the cash received from Rudolph Technology related to its acquisition of August Technology in February 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital. Our primary source of capital is cash provided by operating activities of the Controls Division and ADS.

Cash and cash equivalents were $5,475,000 at June 30, 2007 and $4,992,000 at June 30, 2006. Cash provided by operating activities of $298,000 for the six-months ended June 30, 2007 is primarily a result of our net operating income adjusted for non-cash charges.

Cash used by investing activities was $36,000 for the six-month period ended June 30, 2007 is a result of the purchase of property and equipment.

Cash used in financing activities was $237,000 for the six-months ended June 30, 2007. During the six-months ended June 30, 2007 and 2006, we paid aggregate dividends of $269,000 and $3,607,000, respectively.

Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 343,267 shares of Rudolph Technology Corporation. Rudolph Technology Corporation is listed on the Nasdaq stock market and is subject to fluctuations in price and could have a negative effect on the liquidity of the Company.

Off-balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements or transactions.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the person serving as the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the person serving as the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Shareholders meeting held on April 25, 2007, we submitted to a vote of our shareholders the following matters, each of which received the number of votes indicated below:

1.	Approving setting the number of members of the Board of Directors at five (5):

For:	2,978,186	Against:	102,731	Abstain:	3,945

2.	Election of Directors:

Director	For	Withheld
Bradley D. Slye	2,984,681	100,181
Peter R. Peterson	2,984,081	100,781
Robert W. Heller	2,984,681	100,181
Joseph A. Marino	2,982,667	102,195
Geoffrey W. Miller	2,982,067	102,795

3.	Ratification of the selection of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as independent auditors for the Company for the fiscal year ending December 31, 2007:

For:	2,999,741	Against:	63,038	Abstain:	22,083

Item 5.	Other Information

None.

Item 6.	Exhibits
(a)	Exhibits - See Exhibit Index following signature page.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 14, 2007	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2007

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002