Form 10QSB
period 2007-09-30
ELECTRO SENSORS INC
filed 2007-11-14
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 2, 2007 was 3,362,013

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

ELECTRO-SENSORS, INC.

Form 10-QSB

For the Period Ended September 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

September 30, 2007
ASSETS

Current assets

Cash and cash equivalents	$5,562,000
Available for sale securities	4,756,000
Trade receivables, less allowance for doubtful accounts of $16,000	918,000
Inventories	1,028,000
Other current assets	138,000

Total current assets	12,402,000

Property and equipment, net	1,303,000

Total assets	$13,705,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$137,000
Accrued expenses	261,000
Deferred revenue	77,000
Accrued income tax	499,000
Deferred income tax	1,737,000

Total current liabilities	2,711,000

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,361,392 shares	336,000
Additional paid-in capital	1,499,000
Retained earnings	6,296,000
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax	2,863,000

Total stockholders’ equity	10,994,000

Total liabilities and stockholders’ equity	$13,705,000

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006

Net Sales	$2,041,000	$1,544,000	$5,209,000	$4,329,000
Cost of Goods Sold	680,000	545,000	1,831,000	1,565,000

Gross Profit	1,361,000	999,000	3,378,000	2,764,000

Operating Expenses:

Selling and Marketing	366,000	322,000	1,034,000	963,000
General and Administrative	303,000	256,000	878,000	931,000
Research and Development	131,000	126,000	421,000	398,000

Total Operating Expenses	800,000	704,000	2,333,000	2,292,000

Operating Income	561,000	295,000	1,045,000	472,000

Non-operating Income (Expense):

Gain on Sale of Investment Securities	0	0	0	1,276,000
Interest Income	64,000	57,000	188,000	230,000
Other Income/(Expense)	3,000	2,000	0	11,000

Total Non-operating Income	67,000	59,000	188,000	1,517,000

Income before Income Taxes	628,000	354,000	1,233,000	1,989,000

Federal and State Income Tax Provision	250,000	145,000	490,000	798,000

Net Income	$378,000	$209,000	$743,000	$1,191,000

Other Comprehensive Income/(Loss):
Change in unrealized value of investments, net of income tax	$(593,000)	$888,000	$(445,000)	$882,000
Reclassification adjustment for gains included in Net Income	0	0	0	(769,000)
Total Comprehensive Income/(Loss)	$(215,000)	$1,097,000	$298,000	$1,304,000

Net Income per Share Data:

Basic
Net Income per Share	$0.11	$0.06	$0.22	$0.36
Weighted Average Shares	3,361,785	3,345,596	3,423,661	3,303,890

Diluted
Net Income per Share	$0.11	$0.06	$0.21	$0.36
Weighted Average Shares	3,397,515	3,375,898	3,459,391	3,340,900

Dividends paid per Share	$.04	$.04	$.11	$1.12

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended September 30,
	2007	2006
Cash Flows from Operating Activities

Net Income	$743,000	$1,191,000

Adjustments to reconcile Net Income to net cash used in operating activities:

Compensation recognized for stock option issuance	9,000	0
Depreciation	57,000	52,000
Allowance for doubtful accounts	(7,000)	0
Realized gain on Sale of Marketable Securities	0	(1,276,000)
(Increase)/decrease in:
Trade Receivables	(314,000)	(204,000)
Inventories	(28,000)	(114,000)
Other Current Assets	(63,000)	(15,000)
Accounts Payable	(2,000)	54,000
Accrued Expenses	104,000	40,000
Deferred Revenue	12,000	12,000
Accrued Income Taxes	206,000	269,000
Deferred Income Taxes	(154,000)	0

Net Cash From (Used in) Operating Activities	563,000	9,000

Cash Flows From Investing Activities

Proceeds from Sale of Marketable Securities	0	1,291,000
Purchase of Property and Equipment	(86,000)	2

Net Cash Provided by (Used in) Investing Activities	(86,000)	1,293,000

Cash Flows From Financing Activities

Proceeds From Issuance of Stock	37,000	263,000
Dividends Paid	(403,000)	(3,741,000)

Net Cash Used in Financing Activities	(366,000)	(3,478,000)

Net Increase (Decrease) in Cash & Cash Equivalents	111,000	(2,176,000)

Cash & Cash Equivalents, Beginning	5,451,000	7,060,000
Cash & Cash Equivalents, Ending	$5,562,000	$4,884,000

Supplemental Schedule of Non-Cash Investing and Financing Activities
Net Change in Unrealized Loss on Investments	$(717,000)	$(183,000)

Cash Paid for:
Income Taxes	$440,000	$529,000

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar Corporation has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. operates two distinct businesses. The first is the Controls Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Controls Division utilizes leading-edge technology to continuously improve its products and make them easier to use. The Controls Division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturers’ representatives, and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations. The Controls Division markets its products to a number of different industries located throughout the United States and abroad.

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

In addition, through its subsidiary ESI Investment Company (INV), the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although the Company, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. See Note 7 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and nine months ended September 30, 2007. The results of interim periods may not be indicative of results to be expected for the year.

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At September 30, 2007, the Company had one stock-based employee compensation plan. During the nine-months ended September 30, 2007, an executive exercised 15,000 options. On April 25, 2007 the Company granted newly elected Board member Robert Heller 5,000 shares of common stock and recognized compensation expense of approximately $9,000 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Note 7. Available-for-Sale Securities

INV’s investments consist of equity securities, primarily common stocks, government debt securities and money market funds. The estimated fair value of publicly-traded equity securities (other than those accounted for based upon the equity method of accounting) is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Shares of common stock for which there is no readily determinable value (i.e., no quoted market price) are accounted for on a historical cost method (unless accounted for based upon the equity method of accounting). Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

Prior to February 15, 2006, the Company’s significant investment in equity securities consisted of 569,615 shares of common stock of August Technology Corporation (“August”), which had an approximate cost of $57,000. Rudolph Technologies, Inc. (“Rudolph”) acquired August on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. At September 30, 2007, the Company’s significant investment in equity securities is 343,267 shares of Rudolph. As of September 30, 2007, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $4,747,000 with an approximate cost of $45,000.

Investment Reported on Equity Method:

At September 30, 2007, the Company owned 551,759 shares of PPT Vision, which is 7.4% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at September 30, 2007 was approximately $149,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 7.4% of PPT’s outstanding stock, and the Company’s Secretary, Peter R. Peterson, owns a controlling interest, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss through September 30, 2007 is not included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment. As of 2004, the Company had exhausted it’s investment in PPT with its share of the loss. All losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At September 30, 2007, the Company had approximately $2,862,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
External sales
Production monitoring	$1,929,000	$1,443,000	$4,842,000	$3,942,000
Character recognition	112,000	101,000	367,000	387,000
Investments	0	0	0	0
Total	$2,041,000	$1,544,000	$5,209,000	$4,329,000

Net Income/(Loss) before taxes
Production monitoring	$652,000	$364,000	$1,275,000	$789,000
Character recognition	(24,000)	(5,000)	(33,000)	(13,000)
Investments	0	(5,000)	(9,000)	1,213,000
Total	$628,000	$354,000	$1,233,000	$1,989,000

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements regarding our intent to keep ESI an operating company rather than an investment company, our intent to develop distribution and independent representative partners domestically and internationally; the timing for release of our products; our expectations with respect to general and administrative costs; our expected use of cash on hand; cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from such forward-looking statements. The forward-looking statements we make are subject to risks and uncertainties. In addition to the risk factors detailed in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission, some of the factors that could cause future results to differ materially from our recent results or those projected in the forward-looking statements are the following: our ability to identify and commence relationships with effective partners; unforeseen delays in our product development process; the extent and timing of future revenues and expenses and customer demand; the market value of our investment securities; changes in worldwide general economic conditions; cyclical capital spending by customers; our ability to keep pace with technological developments and evolving industry standards; worldwide competition; and our ability to protect our existing intellectual property from challenges from third parties and other factors.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2007 increased $497,000, or 32.2%, when compared to net sales for the same period in 2006. Net sales for the nine-month period ended September 30, 2007 increased $880,000, or 20.3%, when compared to net sales for the same period in 2006.

For the three-months ended September 30, 2007 compared to the same period in 2006, the Controls Division contributed an increase in net sales of $486,000, or 33.7%, and ADS contributed an increase in net sales of $11,000, or 11.0%.

For the nine-months ended September 30, 2007 compared to the same period in 2006, the Controls Division contributed an increase in net sales of $900,000, or 22.8%, offset by a decrease in ADS net sales of $20,000, or 5.1%.

The Controls Division has had continued success as sales continued to increase during the third quarter and year-to-date. Continued growth in the biofuels industry and growth in other market segments such as power generation and machinery builders contributed to our increase in sales. The division has also been able to benefit from building relationships with new customers and distributors. The bulk of our sales volume is derived from the Speed Monitoring product lines to the grain, feed, biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. In our sales and marketing efforts, we are developing additional channel partners in the form of distributors and independent representatives both domestically and internationally and expect to continue adding sales partners in key locations.

The ADS Division’s increase in net sales for the third quarter of 2007 was due to increased sales of our ExpertScan product. For the nine-months ended September 30, 2007, compared to the same period in 2006, ADS experienced a decrease in net sales due to a reduction in multiple unit orders and scanner bundled systems. ADS developed an on-line web module for its ExpertScan software product. ExpertScan currently permits automated data collection from surveys and other paper forms. The new web capability will enable ExpertScan to automatically create an electronic version of a new or existing ExpertScan document, thereby allowing a combination of paper and electronic data collection from the same form. This new software module is called NetEnable and has received positive feed back from the initial customers.

Cost of Goods Sold

Our cost of goods sold increased $135,000 or 24.6% for the three-months ended September 30, 2007, compared to the same period in 2006. For the nine-month period ended September 30, 2007, the cost of goods sold increased $266,000, or 17.0%, compared to the same period in 2006. This increase is primarily the result of increased material costs due to increased sales.

Gross Profit

Gross profit margin for the three-month period ended September 30, 2007 was 66.3% as compared to 64.7% for the same period in 2006. For the nine-month period ended September 30, 2007, gross margin was 64.9% as compared to 63.8% for the same period in 2006. The variances are due to the sales increase for the three and nine-month periods ending September 30, 2007 as compared to the same periods last year.

Operating Expenses

Total operating expenses increased $96,000, or 13.6%, for the three-months ended September 30, 2007, when compared to the same period of the prior year. Of this increase, the Controls Division contributed an increase of $286,000, or 95.4%, which was offset by a decrease in ADS operating expenses of $19,000, or 358.5%.

For the nine-months ended September 30, 2007, when compared to the same period of 2006, operating expenses increased $573,000, or 121.7%. Of this increase, the Controls Division contributed an increase of $592,000 or 122.2%, which was offset by a decrease in ADS operating expenses of $19,000 or 139.0%.

Selling and marketing costs increased $44,000, or 13.6%, for the three-months ended September 30, 2007, when compared to the same period in 2006. For the nine-months ended September 30, 2007, selling and marketing costs increased $71,000, or 7.3%, when compared to the same period in 2006. Of the increase for the three-months ended September 30, 2007, the Controls Division contributed an increase of $29,000, or 9.8%, and ADS contributed an increase of $15,000, or 49.0%. Of the increase for the nine-months ended September 30, 2007, the Controls Division contributed the majority with an increase of $55,000 or 6.5%. An increase in marketing costs related to tradeshows, sales calls, and marketing materials development caused the increase in selling and marketing costs for the Controls Division. ADS contributed an increase of $15,000, or 13.9%, for the nine-months ended September 30, 2007. The increase in ADS is due to increased marketing due to the ExpertScan product launch expenses and wages due to additional personnel.

General and administrative costs increased $47,000, or 18.3%, for the three-months ended September 30, 2007 compared to the same period in 2006. For the nine-months ended September 30, 2007, general and administrative costs decreased $53,000, or 5.7%. Of the increase for the three-months ended September 30, 2007, the Controls Division contributed an increase of $30,000 or 12.5% and ADS contributed an increase of $17,000 or 112.7%. The results for the nine-months ended September 30, 2007 can be attributed to a decrease in general and administrative costs of $81,000, or 9.2% from the Controls Division, which was slightly offset by an increase in ADS general and administrative costs of $28,000, or 50.6%. The overall decrease in general and administrative costs from the Controls Division was due to a one time bonus of $100,000 paid to Peter R. Peterson, Corporate Secretary, in 2006. The increase in ADS is due to additional personnel expenses. We expect general and administrative costs to remain relatively flat with any additional expenses coming primarily from an increase in legal and accounting costs related to Sarbanes-Oxley Section 404 compliance.

Research and development costs increased $5,000, or 4.0%, for the three-months ended September 30, 2007, compared to the same period in 2006. For the nine-months ended September 30, 2007, research and development costs increased $23,000, or 5.8%. Of the decrease for the three-months ended September 30, 2006, the Controls Division contributed an increase of $4,000, or 4.9%, and ADS contributed an increase of $1,000, or 2.5%. Of the increase for the nine-months ended September 30, 2007, the Controls Division contributed $15,000 or 5.8%, and ADS contributed $8,000 or 5.8%. The increase in the Controls Division is due to UL (Underwriters Laboratories) certification expenses. The increase in ADS is primarily due to the costs related to new product development and the purchasing of related assets.

Non-Operating Income

Non-operating income increased by $8,000, or 11.7%, for the three-month period ended September 30, 2007 compared to the same period for 2006. For the nine-months ended September 30, 2007, non-operating income decreased $1,327,000, or 87.6%. The three-month period increase is due to an increase in interest income. For the nine-months ended September 30, 2007, the decrease is driven by a decrease in the sale of marketable securities, as there were none for the third quarter year-to-date.

Interest income increased $7,000, or 11.5%, when comparing the three-months ended September 30, 2007 to the same period in 2006. For the nine-months ended September 30, 2007, interest income decreased $42,000, or 18.1%. The three-month period increase is due to more interest being earned this period when compared to the same period in 2006. The nine-month decrease is due to fewer of our funds being invested in Treasury Bills when compared to the same periods in 2006.

Income Before Income Taxes

Income before income taxes increased $273,000 to $627,000 for the three-month period ended September 30, 2007 compared to the same period in 2006. For the nine-month period ended September 30, 2007, income before income tax decreased $755,000 to $1,233,000 when compared to the same period in 2006.

The Controls Division had income before income taxes of $651,000 for the three-months ended September 30, 2007, an increase of $287,000 compared to the same period in 2006. For the nine-months ended September 30, 2007, the Controls Division had income before income taxes of $1,274,000, an increase of $486,000 compared to the same period in 2006. The increased sales for the Controls Division drove the increase in net income before income taxes.

ADS had a loss before income taxes of $24,000 for the three-months ended September 30, 2007, a decrease of $19,000 compared to the same period in 2006. For the nine-months ended September 30, 2007, ADS had a loss of $33,000, a decrease of $19,000 compared to the same period in 2006.

INV had income before income taxes of $400 for the three-month period ended September 30, 2007, an increase of $6,000 compared to the same period in 2006. INV’s income before income taxes decreased $1,222,000 to a loss before income taxes of $9,000 for the nine-months ended September 30, 2007 compared to the same period in 2006. This decrease is primarily due to no sales of marketable securities during the first nine months of 2007 and the cash received from Rudolph Technology for the acquisition of August Technology in February 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development and working capital. Our primary source of capital is cash provided by operating activities of the Controls Division and ADS.

Cash and cash equivalents were $5,562,000 at September 30, 2007 and $4,884,000 at September 30, 2006. Cash provided by operating activities of $563,000 for the nine-months ended September 30, 2007 is primarily a result of our net operating income adjusted for non-cash charges.

Cash used for investing activities was $86,000 for the nine-month period ended September 30, 2007 which was primarily used for the purchase of property and equipment.

Cash used for financing activities was $366,000 for the nine-months ended September 30, 2007. During the nine-months ended September 30, 2007 and 2006, we paid aggregate dividends of $403,000 and $3,741,000, respectively.

Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 343,267 shares of Rudolph Technology Corporation. Rudolph Technology Corporation is listed on the Nasdaq stock market and is subject to market fluctuations in its price per share that could have a negative effect on our capital resources.

Off-balance Sheet Arrangements

As of September 30, 2007, the Company had no off-balance sheet arrangements or transactions.

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

Electro-Sensors, Inc.

November 14, 2007	/s/ Bradley D. Slye
Bradley D. Slye Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2007

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002