Form 10KSB
period 2007-12-31
ELECTRO SENSORS INC
filed 2008-03-31
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $7,092,044.

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $8,873,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on March 21, 2008.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 21, 2008 was 3,366,125.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-KSB is incorporated by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

Form 10-KSB for the Year Ended December 31, 2007

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

In addition, through our subsidiary ESI Investment Company, we periodically make strategic investments in other businesses and companies, primarily when we believe that such investments will facilitate development of technology complementary to our existing products. Although we invest in other businesses and companies through our subsidiary ESI Investment Company, we do not intend to become an investment company and intend to remain primarily an operating company. Our primary investments are 343,267 shares of Rudolph Technologies, Inc. and 551,759 shares of PPT Vision, Inc. The PPT Vision investment is accounted for under the equity method of accounting.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, includes Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2007, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business transactions.

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

Three production monitoring devices that do not operate by measuring shaft speeds are also in the speed monitoring systems product line. These devices are the tilt switch, vibration monitor, and slide gate position monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity (e.g., when grain fills a silo). A vibration monitor will alert an operator when the vibration of a machine in a production system exceeds or is below a specified level. The slide gate position monitor is used in plant operations to provide feedback of the position of a slide gate. As part of our Electro-Sentry Hazard Monitoring system, we also have three temperature sensors that are used to monitor bearing temperature and belt misalignment.

Drive Control Systems. In 1987, we expanded our speed monitoring systems product line to include products that regulate and synchronize machine speeds. Drive control system products not only monitor machine operation levels, but also regulate the speed of motors on related machines in a production sequence to ensure that the performances of various operations are coordinated. In the past, these distinct features allowed the Company to market these products under the Drive Control Systems name. The product line consists of a line of digital control products for motors that require a complete closed loop PID (Proportional Integral Derivative) control. The closed loop controllers coordinate production speed among process motors and reduce waste.

In 1988, we entered into a sales agreement with Motrona GmbH (formerly MKS Maschinen Kontroll Systeme GmbH , the West German manufacturer of a Synchronous Drive Controller (“SDC”) product line, giving us exclusive rights to distribute in the United States the drive control products manufactured by Motrona GmbH. The SDC product line manufactured by Motrona GmbH coordinates motors in a production machine with other parts of the machine process. The SDC products were designed for use as a precision speed reference for use with variable speed drives and enable manufacturers to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors.

We believe that significant savings in both time and materials can be achieved by manufacturing companies by adding drive control technology to existing manufacturing processes to coordinate operation of related machines. We intend to continue to market our products in this “retro-fit” market and also to companies building new manufacturing machinery or processing systems.

We expect to continue to expend resources in development and marketing of our various Production Monitoring Systems throughout 2008.

Character Recognition Systems—AutoData Systems Division

We initially began development of the AutoData Systems Division as a development project chartered to create opportunities using proprietary pattern recognition technology. The current outcome of the project is two Microsoft® Windows® based software programs that automate the collection of data from surveys and other forms. AutoData software reads hand-printed characters, checkmarks, and barcodes from images of scanned forms. The newest program also collects data from forms filled out online.

By automatically extracting information from paper forms and converting it into a format compatible with most computer databases, the AutoData system offers an alternative to manual data entry. This intelligent data entry alternative saves time, strain, and money compared to the method of manual data entry. The basis of the handprint reading capability is Associative Pattern Memory™ (APM), a patented pattern recognition algorithm. APM is a trainable, neural network based memory that was incorporated in a Dynamic Link Library (DLL) and is used in the products currently sold by the AutoData Systems Division.

AutoData Systems became an operating segment in January 1993. The first software package, AutoData® Pro™, was released in May 1993. This software package was designed for the end user. AutoData Pro served as a utility software package designed to process only checkmark and handprint information from scanned forms. The software allowed the user to export the data in an ASCII file format.

In September 1993, AutoData Pro II™ was released as an upgrade, along with AutoData SDK™. The SDK allowed Windows developers to embed the AutoData DLL into their applications in order to provide automated data collection from scanned or faxed forms. Pro II software evolved into the AutoData PRO™ product.

In 1996, AutoData Survey™ was released. Survey was AutoData’s first software package to include an analysis and report generation feature, greatly enhancing the salability of AutoData technology. This product was directed at the healthcare market, where it gained a foothold in patient satisfaction measurement. AutoData released two upgrades to the original Survey software, AutoData Survey Plus™ and AutoData Survey Plus 2000™.

AutoData Systems released AutoData Scannable Office™ software in March 2000. Scannable Office was the product replacement for PRO and provided an upgrade path for PRO customers. Scannable Office offered a key enhancement: integration with the Microsoft Office Suite. Scannable Office allows the user to create scannable forms in Microsoft Word. The software reads data from images of completed forms and automatically places the extracted data directly into Microsoft® Excel, Access, or any ODBC-compliant database, setting data up for analysis. Scannable Office has the widest recognition capabilities of the AutoData end-user products; it contains hand print (ICR), optical character (OCR), optical mark (OMR) and barcode recognition engines, and image capture capability.

In December 2002, the company released AutoData ExpertScan™ software to its customer base. ExpertScan has hand print (ICR), optical mark (OMR) and barcode recognition engines, and image capture capability. Like Survey Plus 2000, ExpertScan automates survey and form processing, as well as tabulation of results. The product offers several form design and reporting enhancements. It has also been sold as an upgrade to Survey Plus 2000, which was retired in January 2005. ExpertScan provides a mid-range option for AutoData prospects, and the most recent software NetE-nable™, a web add-on to ExpertScan released in August 2007, rounds out the company’s product offerings. AutoData expects NetE-nable to be a successful addition to its product line, both to new and existing customers.

NetE-nable provides a more convenient way for people to respond on a survey or form to what an organization needs to know, in ways the customer or respondent might not if provided with only paper forms.

A major advantage of this powerful new product is that it allows data from both paper and electronic forms to be collected by the same software in one easy-to-use package. Another big advantage is that no additional hardware is needed. Online forms are stored on the NetE-nable server in a secure environment along with any data that is collected.

The NetE-nable Wizard permits the user to transform any survey or form already created in ExpertScan into an online form. It only takes about 7 clicks of the mouse to complete the process of publishing a form or survey to the Web. In 4 clicks, NetE-nable retrieves the data from the online form into the Access database that ExpertScan built automatically when the form was originally designed. Paper and Web form data automatically populates the same Access database, and the ExpertScan reports generator analyzes that data and creates a variety of reports.

The typical customer for NetE-nable is any current AutoData ExpertScan customer, as well as any future customers of ExpertScan software, which is a prerequisite for purchasing NetE-nable.

Marketing and Distribution

Controls Division. The Controls Division sells its products primarily through home office sales people who deal directly with customers and a number of manufacturer’s representatives with exclusive territories and non-exclusive distributors located throughout the United States, Mexico, China, Korea, Canada, Peru, Chile, Bolivia, Thailand, Israel, Malaysia, Singapore, Great Britain, and South Africa. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in all major standard industrial classifications, including grain, feed, biofuels, food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

For marketing, we advertise in national industrial periodicals that cover a wide range of industrial products and attend several national and international tradeshows designated for the industry throughout the year. A corporate website and other related industry websites are also used for advertising and marketing purposes. We expect to continue to market our products in this and related markets.

AutoData Systems Division. The AutoData Systems Division markets its products primarily through home office sales personnel who deal directly with end-users and a limited number of Value-Added Resellers (VARs). This division primarily sells in the United States, Canada and Western Europe, and currently actively markets only in the U.S.

Competition

Controls Division. Competition for our monitoring products arises from a broad range of industrial and commercial businesses. Design, quality and multiplicity of application, rather than price, are the focus of competition in selling these products. We have substantial competition for our production monitoring systems. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are: Danaher Controls, Red Lion Controls, Control Concepts, 4B Elevator Components Ltd., Durant Corporation, and Contrex, Inc. We believe our competitive advantages include that our products are sold as ready-to-install units and that our products have a wide range of applications. Our major disadvantages include the fact that our major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

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

The market is segmented based primarily on price and capabilities, with the larger firms, notably Cardiff Software and Captiva Software, offering enterprise-wide systems with broad information capture capabilities. Our AutoData products are focused on desktop, rather than enterprise-wide, solutions, positioning our products as most appropriate to small offices and departments of larger organizations.

Because price is a primary competitive factor, we are subject to increasing pressures to make price adjustments to remain competitive. Such downward price adjustments, if any, may have an adverse impact on our results of operations if not offset by an increase in revenues and/or a reduction in expenses.

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

We purchase a variety of parts, components, and other supplies from a variety of vendors for both of our operating divisions. While we usually have more than a single source of supply for those various parts, components and supplies, it is possible occasionally that there will be only one supplier for any single part, component or supply. Should a supplier be unwilling or unable to supply such an item in a timely manner, our business could be materially adversely affected.

Customers

We are not dependent upon a single or a few customers for a material (10% or more) portion of our sales in any of our operating divisions.

Patents, Trademarks and Licenses

The names “Electro-Sensors” and “AutoData” are trademarks registered with the U.S. Patent and Trademark Office, respectively as Reg. No. 1,142,310 and Reg. No. 1,874,543. We believe our trademarks have been and will continue to be useful in developing and protecting market recognition for our products.

We hold two patents relating to our Production Monitoring Systems, and have obtained six patents related to our Character Recognition technology. We have also entered into an open ended license agreement with Motrona GmbH, a manufacturer of a Synchronous Drive Controller (“SDC”) product line, which grants us rights to distribute in the United States the drive control products manufactured by Motrona GmbH.

PPT Vision, Inc. has granted us an exclusive open ended license that allows us to incorporate a patented neural network algorithm in our products. The initial use of this algorithm has been in our AutoData Systems Division.

Governmental Approvals

We are not required to obtain governmental approval of our products.

Effect of Governmental Regulations

We do not believe that any existing or proposed governmental regulations will have a material effect on our business.

Research and Development

We invest in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products.

Research and development expense (by division) during the past two fiscal years was:

Controls Division:

2007: $370,000

2006: $348,000

Our development projects for this division are undertaken based upon the identified specific needs of our customer base.

AutoData Systems:

2007: $202,000

2006: $219,000

We have continued to fund the AutoData Systems Division’s development activities. The goal is to create low-cost software-based systems that enable accurate reading of hand-printed characters and other form elements used on paper forms, as well as software that allows creation of forms that are completed online when participants click on a URL generated by the software, with storing of the form data on an AutoData secure server and retrieval by the software to a database for built-in reports and analysis.

Our future success is dependent in part upon our ability to develop new products in our varying segments. Difficulties or delays in our ability to develop, produce, test and market new products could have a material adverse effect on future sales growth.

Compliance with Environmental Laws

Compliance with federal, state and local environmental provisions has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on our competitive position.

Employees

As of March 4, 2008, we had 33 employees, of which 32 are full-time and 1 is part-time. We believe that our relations with our employees are good.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain and/or recruit key employees, product development, marketing and sales could be negatively impacted.

Fluctuations in Operating Results. We have experienced fluctuations in our operating results in the past, and may experience fluctuations in the future, which may affect the market price of our Common Stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. Some of theses factors are: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the market and economic disruptions. Because fluctuations can happen, we caution investors that results of our operations for preceding periods may not be indicative of how we will perform in the future. There can be no assurance that we will experience continued earnings growth.

Further, investments held by our subsidiary, ESI Investment Company, are subject to significant positive and negative changes in value. In particular, significant investments in PPT Vision, Inc. and Rudolph Technologies, Inc. have experienced substantial value fluctuations, both negative and positive, which are expected to continue. Our current intention is to continue to gradually liquidate our investment securities to finance our working capital needs as required.

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology. Our business depends upon periodically introducing new and enhanced products and solutions for customer needs. The development of products requires us to commit financial resources, personnel and time, usually in advance of significant market demand for such products. In order to compete, we must anticipate both future demand and the technology available to meet that demand. There can be no assurance that our research and development efforts will lead to new products or product innovations that can be made available to or will be accepted by the market.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, forward-looking statements with respect to our business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to shareholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking. Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 6 - Management’s Discussion and Analysis or Plan of Operation, and include statements relating to management’s intentions that we not become an investment company, our expectations and intentions with respect to growth, marketing and product development, our expectations and beliefs with respect to the value of our intellectual property, our intention with respect to gradually liquidating our investment securities to finance working capital needs, the adequacy of our facilities, expansion of the number of our manufacturers’ representatives and exclusive distributors, our intention to develop new products, our expectations with respect to our cash requirements and use of cash, and our expectations with respect to the continuance of our quarterly dividend payments. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include:

•	our ability to successfully develop new products;

•	our ability to quickly and successfully adapt to changing industry technological standards;

•	our ability to comply with existing and changing industry regulations;

•	our ability to manage cash requirements;

•	our ability to attract and retain new manufacturers’ representatives and exclusive distributors;

•	our ability to attract and retain key personnel, including senior management;

•	our ability to adapt to changing economic conditions and manage downturns in the economy in general; and

•	our ability to keep pace with competitors, some of whom are much larger and have substantially greater resources than us.

Item 2—Description of Property

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. The facility is anticipated to be adequate for our needs in 2008.

Item 3—Legal Proceedings

We were not the subject of any legal proceedings as of the date of this filing. We are not aware of any threatened litigation.

Item 4—Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2007.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our Common Stock trades on the Nasdaq Capital Market of The Nasdaq Stock Market® under the symbol “ELSE”. The following table sets forth the quarterly high and low reported last sales prices for our Common Stock for each period indicated as reported on the Nasdaq system.

	Period	High	Low

2007	First Quarter	$6.28	$4.95
	Second Quarter	$6.94	$5.10
	Third Quarter	$6.66	$3.00
	Fourth Quarter	$6.03	$5.45

2006	First Quarter	$5.19	$4.04
	Second Quarter	$11.55	$3.90
	Third Quarter	$4.87	$3.67
	Fourth Quarter	$6.25	$3.97

Based on data provided by our transfer agent, management believes that as of March 6, 2008, the number of share owner accounts of record was approximately 127.

We paid cash dividends on our Common Stock of $0.16 per share in 2007 and $1.16 per share in 2006. During 2006 $0.04 dividends were declared quarterly in addition to a one-time dividend of $1.00.

From time to time, we may be required to repurchase some of our securities as a result of obligations described in Note 8 to our 2007 consolidated financial statements. We did not repurchase any equity securities during the year ended December 31, 2007.

Item 6—Management’s Discussion and Analysis or Plan of Operation

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions.

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2007 vs. Fiscal Year 2006

Net Revenues

Net revenues for fiscal year 2007 increased $1,336,000 to $7,092,000, or 23.2% when compared to net revenues for fiscal year 2006.

Of this increase, the Controls division contributed an increase in net revenues of $1,266,000, or 24.2% when comparing fiscal year 2007 to fiscal year 2006. Sales continued to grow to end user plant applications, manufacturers, and OEM equipment builders. In 2007, four new exclusive distributors were added internationally and two states were added to our manufacturer’s representative territories to continue to develop our sales and marketing channel. We have continued to expand the joint sales calls and training with all of our partners in order to increase their knowledge and effectiveness. Throughout 2008, we expect to continue to expand the number of manufacturers’ representatives and exclusive distributors. The corporate web sites provide significant information and product application knowledge to prospects and customers and also direct knowledge to our sales partners. New products developed and added to the product line in 2007 include a shaft speed monitor with analog output for hazardous locations, a position monitor for clamshell gates, a discguard for our SCP speed switch, a shaft tach speed sensor, and new software for our TR400 tachometer that enables customers to test their underspeed shutdown operations with one touch.

We will continue to develop new products that broaden the line and provide complete monitoring solutions to our customers. The customers for our Controls division have diverse applications for our products in the grain, feed, ethanol and biofuels, power generation, mining, chemical, and other processing areas.

The AutoData Systems division had an increase in net revenues of $70,000 or 13.3% when comparing fiscal year 2007 to fiscal year 2006. This increase is primarily due to increased sales of the ExpertScan and Scannable Office software products, which were impacted by product enhancements and upgrades made to the existing products.

NetE-nable, the web add-on to ExpertScan software, was released at the end of August 2007. ExpertScan with NetE-nable makes automated data collection faster, easier and more cost-effective. Because of a number of established online form competitors, sales of NetE-nable began slowly during the last four months of 2007 following its release. However, NetE-nable has the competitive advantage of offering one software program for both paper and electronic forms, and AutoData expects additional revenue from sales of NetE-nable to gradually increase during 2008, augmenting revenue from the ExpertScan and Scannable Office software programs.

Cost of Sales

The Company’s cost of sales increased from $2,059,000 to $2,569,000, a difference of $510,000 or 24.8% when comparing fiscal year 2007 to fiscal year 2006. Cost of sales increased in line with the sales increase. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner. We continually look for lower cost sources of raw materials and outsource PC Board assembly when appropriate.

Gross Margins

Gross margins for the fiscal year 2007 were 63.8% versus 64.2% for the prior fiscal year. This slight decrease in margins is due to the higher material and shipping costs. Gross margin for the Controls Division for the fiscal year ending December 31, 2007 and 2006 totaled 62.5% and 62.7%, respectively. Gross margin for the AutoData Systems Division for the fiscal year ending December 31, 2007 and 2006 totaled 77.6% and 78.8%, respectively. The decrease is due to a larger hardware sales dollar volume in fiscal year 2007. Gross margins on hardware are smaller than the gross margins on software.

Operating Expenses

Total operating expenses increased by $157,000, or 5.2% when comparing fiscal year 2007 to fiscal year 2006. Of this increase, the Controls Division contributed an increase in operating expenses of $128,000 or 5.0% when comparing fiscal year 2007 to fiscal year 2006. The AutoData Systems Division had an increase in operating expenses of $29,000 or 6.2% when comparing fiscal year 2007 to fiscal year 2006.

Selling and marketing costs increased by $127,000, or 10.2% when comparing fiscal year 2007 to fiscal year 2006. Of this increase, the Controls Division had an increase of $92,000 or 8.3%. The AutoData Systems Division had an increase of $35,000 or 24.5%. The increase from the Controls Division is due to increased efforts in marketing their product through manufacturer’s representatives, additional advertising in trade publications and web sites, and trade shows and related marketing. We increased the number of sales trips to customers, including outside sales representatives when possible. We continue to grow our email product update notification in order to generate awareness and interest. The increase from the AutoData Systems Division is due to increased personnel in marketing.

General and administrative costs increased by $25,000, or 2.1% in fiscal year 2007 compared to fiscal year 2006. Of this increase, the Controls Division had an increase of $15,000, or 1.4%. This increase is primarily due to contractor expenses, recruitment expenses, and accounting and other professional fees, including fees associated with Sarbanes Oxley (SOX) compliance. This is offset by decreases in wages and benefits due to full time permanent hires, a one time officer’s bonus and director’s fees. The AutoData Systems Division had an increase of $10,000 or 9.8%. The increase for the AutoData Systems Division is due to increased use of contract personnel and computer maintenance, related to the NetE-nable software, partially offset by a decrease in legal fees.

Research and development costs increased $5,000 or 0.9% in fiscal year 2007 when compared with fiscal year 2006. The Controls Division increased $22,000, or 6.3%, AutoData® Systems Division had a decrease of $17,000 or 7.8%. The increase in research and development costs in the Controls Division is due to additional product testing costs at Underwriter’s Laboratory (UL) and wage and benefit increases in the engineering department. The decrease in the AutoData Systems Division is due to a decrease in contract engineering. This was offset by an increase in wages and benefits in the software engineering and technical support department.

Operating Income (Loss)

The operating income for fiscal year 2007 was $1,351,000, compared to last year’s operating income of $682,000, an increase of $669,000 or 98.1%.

The Controls division had an operating income of $1,380,000 compared to the income of $729,000 in 2006, an increase of $651,000. This increase in operating income is a result of increased sales and offset by increases in selling expenses, general and administrative expenses, and research and development costs.

The AutoData Systems Division had a 2007 operating loss of $29,000 compared to a loss of $47,000 for 2006, an increase of $18,000 or 38.8%. This reduction in loss is a result of increased sales.

Non-Operating Income

ESI Investment Company continues to provide us with an alternative source of earnings through investments in available for sale securities; however, our intent is to remain an operations-based company. Our investments in available for sale securities are subject to significant positive and negative changes in value. In addition to income from the sale of investments, we also realize interest income from our short-term holdings.

Investment income for the fiscal year 2007 decreased by $1,822,000 to $250,000. This decrease was primarily due to no stock purchases or sales during fiscal year 2007. During fiscal year 2006, August Technology, Inc. was purchased by Rudolph Technologies, Inc on February 15, 2006. From this sale, we received $1,015,891 in cash and 347,224 shares of Rudolph Technologies, Inc. common stock. In November 2006, we also received $481,379 in proceeds for our shares of Encore Medical Corporation in the going private acquisition by Blackstone Capital Partners. The decrease of 17.8% or $52,000 in interest income earned on temporary cash investments is a result of decreased Treasury Bill balances. In 2006, ESI paid a special cash dividend of $1 per share which caused a decrease in cash.

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

Net Income After Tax

We reported net income after tax for fiscal year 2007 of $1,196,000 as compared to net income of $1,724,000 in 2006, a decrease of $528,000 or 30.6%. Income per share was $0.36 in 2007 compared to earnings per share of $0.52 in 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

The net increase in our cash and cash equivalents was $328,000 during fiscal year 2007. Cash from operating activities of $1,088,000 for the twelve months ended December 31, 2007 was primarily a result of our net income adjusted for non-cash charges.

Cash used in investing activities was $269,000 for the twelve-month period ended December 31, 2007 compared to cash provided by investing activities of $1,816,000 for the year ended December 31, 2006. Cash used for capital expenditures was $269,000 and $6,000 for the twelve months ended December 31, 2007 and 2006, respectively. Proceeds from the sale of investments for the twelve months ended December 31, 2007 and 2006 were $0 and $1,822,000, respectively.

Cash used in financing activities was $491,000 and $3,603,000 for the twelve months ended December 31, 2007 and 2006, respectively. During the twelve months ended December 31, 2007 and 2006, we paid aggregate dividends of $538,000 and $3,874,000, respectively. We paid a $1 dividend during fiscal year 2006 which did not occur during fiscal year 2007.

Our ongoing cash requirements will be primarily for capital expenditures, research and development and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months. We anticipate that the quarterly dividends will be paid in 2008 at the same rate as in 2007.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. and 551,759 shares of PPT Vision, Inc. The PPT Vision investment is accounted for under the equity method of accounting. The fair value of the Rudolph Technologies, Inc. investment totaled $3,886,000 and $5,465,000 as of December 31, 2007 and 2006, respectively. The fair value of the PPT Vision investment totaled $66,000 and $182,000 as of December 31, 2007 and 2006, respectively. These stocks are subject to fluctuations in price and could have a negative effect on our liquidity. Liquid securities are periodically sold as deemed appropriate by management. The market value of PPT Vision stock as of February 29, 2008 was $66,000.

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

Item 7—Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Electro-Sensors, Inc. and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheet of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the fiscal years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

March 25, 2008

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007

Assets

Current Assets

Cash and cash equivalents	$5,779,000
Available for sale securities	3,892,000
Trade receivables, less allowance for doubtful accounts, $17,000	818,000
Inventories	1,027,000
Other current assets	91,000

Total Current Assets	11,607,000

Property and Equipment, net	1,458,000

Total Assets	$13,065,000

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$107,000
Accrued expenses	270,000
Deferred revenue	83,000
Deferred income tax	1,373,000
Income taxes payable	345,000

Total Current Liabilities	2,178,000

Commitments and Contingencies (notes 6 and 8)

Stockholders’ Equity

Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 3,365,463 shares	337,000
Additional paid-in capital	1,507,000
Retained earnings	6,716,000
Accumulated other comprehensive income	2,327,000

Total Stockholders’ Equity	10,887,000

Total Liabilities and Stockholders’ Equity	$13,065,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006

Net Sales	$7,092,000	$5,756,000
Cost of Goods Sold	2,569,000	2,059,000

Gross Profit	4,523,000	3,697,000

Operating Expenses

Selling and marketing	1,376,000	1,249,000
General and administrative	1,224,000	1,199,000
Research and development	572,000	567,000

Total Operating Expenses	3,172,000	3,015,000

Operating Income	1,351,000	682,000

Non-operating Income (Expense):

Gain on sale of investment securities	0	1,767,000
Interest income	240,000	292,000
Other Income	10,000	14,000

Total Non-operating Income	250,000	2,073,000

Income before Income Taxes	1,601,000	2,755,000
Federal and State Income Taxes	405,000	1,031,000

Net Income	$1,196,000	$1,724,000

Net Income per share data

Basic

Net income per share	$.36	$0.52
Weighted average shares	3,361,663	3,314,518

Diluted

Net income per share	$.35	$0.51
Weighted average shares	3,395,903	3,360,248

Dividends paid per common share	$0.16	$1.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional paid-in capital	Retained earnings	Comprehensive income/(loss)	Accumulated other comprehensive income	Total Stockholders’ equity
	Shares	Amount

Balance, January 1, 2006	3,252,116	$325,000	$1,192,000	$8,208,000		$3,998,000	$13,723,000

Exercise of stock options	91,920	9,000	244,000				253,000
Unrealized gains (losses) on investments net of reclassification adjustment and taxes					(691,000)	(691,000)	(691,000)
Stock issued through the employee stock purchase plan	1,603	1,000	17,000				18,000
Dividend on common stock				(3,874,000)			(3,874,000)
Net income				1,724,000	1,724,000		1,724,000
Total comprehensive income					$1,033,000

Balance, December 31, 2006	3,345,639	335,000	1,453,000	6,058,000		3,307,000	11,153,000

Exercise of stock options	18,450	2,000	39,000				41,000
Stock option grants			9,000				9,000
Unrealized gains (losses) on investments net of reclassification adjustment and taxes					(980,000)	(980,000)	(980,000)
Stock issued through the employee stock purchase plan	1,374	0	6,000				6,000
Dividend on common stock				(538,000)			(538,000)
Net income				1,196,000	1,196,000		1,196,000
Total comprehensive income					$216,000
Balance, December 31, 2007	3,365,463	$337,000	$1,507,000	$6,716,000		$2,327,000	$10,887,000

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006
Cash flows from operating activities

Net Income	$1,196,000	$1,724,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	82,000	76,000
Realized gain on sale of investments	0	(1,767,000)
Loss on disposal of fixed assets	3,000	0
Issuance of stock options	9,000	0
Deferred income taxes	(88,000)	60,000
(Increase)/decrease in:
Trade receivables	(221,000)	(34,000)
Inventory	(28,000)	(205,000)
Other current assets	(16,000)	(4,000)
Increase/(decrease) in:
Accounts payable	(32,000)	82,000
Accrued expenses	109,000	6,000
Deferred revenue	18,000	13,000
Accrued income taxes	56,000	227,000

Net cash from operating activities	1,088,000	178,000

Cash flows from investing activities:

Proceeds from sale of investments	0	1,822,000
Purchase of property and equipment	(269,000)	(6,000)

Net cash provided by (used in) investing activities	(269,000)	1,816,000

Cash flows from financing activities:

Proceeds from issuance of stock	47,000	271,000
Dividends paid	(538,000)	(3,874,000)

Net cash used in financing activities	(491,000)	(3,603,000)

Net increase/(decrease) in cash and cash equivalents	328,000	(1,609,000)

Cash and cash equivalents, beginning	5,451,000	7,060,000
Cash and cash equivalents, ending	$5,779,000	$5,451,000

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments, net of tax	$980,000	$691,000
Cash paid during the year for income taxes	$440,000	$745,000

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $201,000 and $187,000 for the years ended December 31, 2007 and 2006, respectively.

Research and development

Expenditures for research and development are expensed as incurred.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2007 and 2006 was $82,000 and $76,000, respectively.

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

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income	Shares	Per share amount

2007:
Basic EPS	$1,196,000	3,361,663	$0.36
Effect of dilutive employee stock options		34,240
Diluted EPS	$1,196,000	3,395,903	$0.35

2006:
Basic EPS	$1,724,000	3,314,518	$0.52
Effect of dilutive employee stock options		45,730
Diluted EPS	$1,724,000	3,360,248	$0.51

Comprehensive income (loss)

Comprehensive income includes the Company’s net income plus other comprehensive income (loss) items that are excluded from net income. The Company’s other comprehensive income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income.

	Years ended December 31,
	2007	2006
Net income	$1,196,000	$1,724,000

Other comprehensive gain (loss):
Change in unrealized gain on investments, net of tax	(980,000)	(691,000)

Total comprehensive income	$216,000	$1,033,000

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2007, the Company had one stock-based employee compensation plan. There were no option grants during 2006. During the year ended December 31, 2007, the Company issued 5,000 common share options. During the year ended December 31, 2006, the Company cancelled 150,000 common share options under this plan and did not issue any common share options. The cancelled options were voluntarily forfeited by Mr. Slye in February 2006, for no consideration from the Company.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows for 2007:

Dividend yield	0.00%
Expected volatility	36.74%
Risk free interest rate	4.93%
Expected lives	10 years

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (“FIN 48”). The Interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s financial statements at, and for the two years ended December 31, 2007.

Recent accounting standards

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations, financial position, and the related disclosures.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51(Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

Note 2. Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2007
Treasury Bills	$3,904,000	$0	$0	$3,904,000
Money Market Funds	1,365,000	0	0	1,365,000
Equity Securities	139,000	3,846,000	(93,000)	3,892,000
	5,408,000	3,846,000	(93,000)	9,161,000
Less Cash Equivalents	5,269,000	0	0	5,269,000
Total Investments, December 31, 2007	$139,000	$3,846,000	$(93,000)	$3,892,000

Realized gains and losses on investments are as follows:

	December 31,
	2007	2006

Gross Realized Gains	$0	$1,767,000
Gross Realized Losses	0	0
Net Realized Gain	$0	$1,767,000

Prior to February 15, 2006, the Company’s significant investment in equity securities consisted of 569,615 shares of common stock of August Technology Corporation (“August”), which had an approximate cost of $57,000. Rudolph Technologies, Inc. (“Rudolph”) acquired August on February 15, 2006. As a result of Rudolph’s acquisition of August, the Company received 347,224 shares of Rudolph common stock and $1,015,891 in cash. At December 31, 2007 and 2006, the Company’s significant investment in equity securities is 343,267 shares of Rudolph. As of December 31, 2007, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $3,886,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At December 31, 2007, the Company owned 551,759 shares of PPT, which is 5.6% (3.7% as of March 11, 2008) of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at December 31, 2007 was approximately $66,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 5.6% of PPT’s outstanding stock and one of the PPT directors is an officer in the Company, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT net income or loss through December 31, 2007 is not included in the Company’s net income (loss) with a corresponding increase or decrease in the carrying value of its investment as of 2004, the Company has exhausted it’s investment in PPTV with our share of the loss. All losses in excess of invested amounts are not recognized in the financial statements, but rather are suspended and applied against future equity in earnings for the investee until exhausted. At December 31, 2007, the Company had approximately $1,443,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

Note 3. Inventories

Inventories used in the determination of cost of goods sold are as follows:

December 31, 2007
Raw Materials	$694,000
Work In Process	170,000
Finished Goods	163,000
Total Inventories	$1,027,000

Note 4. Property and Equipment

The following is a summary of property and equipment:

December 31, 2007
Equipment	$316,000
Furniture and Fixtures	501,000
Building	1,370,000
Land	415,000
2,602,000
Less Accumulated Depreciation	1,144,000
Total Property and Equipment	$1,458,000

Note 5. Accrued Expenses

Accrued expenses include the following:

December 31, 2007

Wages and Commissions	$219,000
Other	51,000
Total Accrued Expenses	$270,000

Note 6. Commitments

Lease commitments

The Company is leasing office equipment under operating leases expiring at various dates through 2010.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2008	$32,000
2009	21,000
2010	21,000
Total Minimum Lease Payments	$74,000

Rental expense charged to operations was $32,000 and $33,000 for years ended December 31, 2007 and 2006, respectively.

Note 7. Common Stock Options and Stock Purchase Plan

Stock-based compensation

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its Common Stock. The Company granted one stock option for 5,000 shares under this plan during 2007, and at December 31, 2007, 30,780 shares were granted and exercisable under this plan. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its Common Stock to its full-time employees. During 2007 and 2006, shares of 1,374 and 1,603 respectively, were issued under this plan. At December 31, 2007, shares of 87,905 were available for future issuance.

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

The following table summarizes the activity for outstanding incentive stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2006	251,650	$3.02	4.9
Granted	0	0
Exercised	(55,920)	2.57	3.9
Canceled/forfeited/expired	(150,000)	4.16
Balance at December 31, 2006	45,730	2.77	3.9
Granted	0
Exercised	(18,450)	2.22
Canceled/forfeited/expired	(1,500)	2.44
Balance at December 31, 2007	25,780	$3.19	5.2	$69,614
Vested and exercisable as of December 31, 2007	25,780	$3.19	5.2	$69,614
Vested and expected to vest as of December 31, 2007	25,780	$3.19	5.2	$69,614

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2007.

The following table summarizes the activity for outstanding director stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2006	36,000	$2.98	4.9
Granted	0	0
Exercised	(36,000)	2.98	4.9
Canceled/forfeited/expired	0	0
Balance at December 31, 2006	0	0
Granted	5,000	5.36	9.3
Exercised	0	0
Canceled/forfeited/expired	0	0
Balance at December 31, 2007	5,000	$5.36	9.3	$2,650
Vested and exercisable as of December 31, 2007	5,000	$5.36		$2,650
Vested and expected to vest as of December 31, 2007	5,000	$5.36		$2,650

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2007.

The Company recognized stock-based compensation expense of approximately $9,000 and $8,000 during the year ending December 31, 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R. As of December 31, 2007 and 2006, respectively there was no unrecognized compensation cost related to stock options that is expected to be recognized over a period of 1-2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock purchase plan

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s Common Stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Note 8. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 141,088 shares of the Company’s stock at December 31, 2007. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2007.

ESOP compensation expense was $18,000 for both years ended December 31, 2007 and 2006.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2007, 141,088 shares of the Company’s stock, with an aggregate fair market value of approximately $831,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2007 and 2006 other than its matching of 401(k) salary reductions, which totaled $52,000 and $50,000 for 2007 and 2006, respectively.

Note 9. Income Taxes

The components of the income tax provision for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Current:
Federal	$469,000	$869,000
State	24,000	102,000
Deferred:
Federal	(88,000)	60,000
State		0
Total Federal and State Income Taxes	$405,000	$1,031,000

The provision for income taxes for the years ended December 31, 2007 and 2006 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2007	2006

Computed “Expected” Tax Expense	$496,000	$895,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	31,000	113,000
Credits	(34,000)	(37,000)
Other	(88,000)	60,000
Total Federal and State Income Taxes	$405,000	$1,031,000

The components of the net deferred tax asset (liability) consist of:

2007
Deferred Tax Assets:
Vacation Disallowance	$24,000
Allowance for Doubtful Accounts	7,000
Investment in Equity Method Investee	927,000
Valuation Allowance	(927,000)
Total Deferred Tax Assets	$31,000
Deferred Tax Liabilities:
Prepaid Expenses	30,000
Depreciation	66,000
Net Unrealized Gain on Investments	1,308,000
Total Deferred Tax Liabilities	$1,404,000
Net Deferred Tax Asset (Liability)	$(1,373,000)

On January 1, the Company adopted the provisions of FIN 48, which requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service are 2004 through 2007. The tax years that remain open to examination by the Minnesota Department of Revenue are 2003 through 2007. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2007 or December 31, 2007.

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

The following is financial information relating to the continuing operating segments:

	2007	2006

Net revenues
Production monitoring	$6,494,000	$5,228,000
Character recognition	598,000	528,000
Investments	0	0
Total	7,092,000	5,756,000
Sales in foreign countries
Production monitoring	397,000	357,000
Character recognition	30,000	19,000
Investments	0	0
Total	427,000	376,000
Interest income
Production monitoring	44,000	68,000
Character recognition	0	0
Investments	196,000	223,000
Total	240,000	292,000
Depreciation expense
Production monitoring	76,000	75,000
Character recognition	6,000	1,000
Investments	0	0
Total	82,000	76,000
Capital purchases
Production monitoring	269,000	6,000
Character recognition	0	0
Investments	0	0
Total	269,000	6,000
Total assets
Production monitoring	2,271,000	3,994,000
Character recognition	0	0
Investments	10,794,000	9,876,000
Total	13,065,000	13,870,000
Income before income taxes
Production monitoring	1,638,000	1,098,000
Character recognition	(29,000)	(47,000)
Investments	(8,000)	1,704,000
Total	1,601,000	2,755,000

Item 8—Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T)—Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B—Other Information

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 23, 2008 (“Annual Meeting”).

Item 9—Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by Item 9 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct” and “Corporate Governance – Audit Committee” that appear in the Company’s Definitive Proxy Statement for its Annual Meeting. Information concerning executive officers Bradley D. Slye and Peter R. Peterson is included in the sections referred to above.

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

The following table provides information as of December 31, 2007 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	30,780	$3.54	102,990	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	30,780	$3.54	102,990	(1)

(1) Includes 10,250 shares issuable pursuant to the 1997 Stock Option Plan and 92,740 shares issuable pursuant to the 1996 Employee Stock Option Plan.

Item 12—Certain Relationships and Related Transactions, and Director Independence

The information required by Item 12 is incorporated herein by reference to the sections entitled “Corporate Governance – Independence,” “Election of Directors” and “Transactions with Related Persons, Promoters and Certain Control Persons” that appear in the Company’s Definitive Proxy Statement for its Annual Meeting.

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

ELECTRO-SENSORS, INC. (“Registrant”)

By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer

Date:	March 25, 2008

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

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 25, 2008

/s/ Peter R. Peterson	Director and Secretary	March 25, 2008

/s/ Joseph A. Marino	Director	March 25, 2008

/s/ Geoffrey W. Miller	Director	March 25, 2008

/s/ Robert W. Heller	Director	March 25, 2008

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended December 31, 2007	Commission File No. 0-9587

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-K*
3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB*
**10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders*
**10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB*
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company—Minnesota Senstar Corporation—Minnesota
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 12, 2008
99.2	Investor Information

*	Incorporated by reference to a previously filed report or document—SEC File No. 0-9587
**	Management contract or compensatory plan or arrangement