Form 10-Q
period 2008-03-31
ELECTRO SENSORS INC
filed 2008-05-14
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 0-9587

ELECTRO-SENSORS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0943459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6111 Blue Circle Drive Minnetonka, Minnesota 55343-9108
(Address of principal executive offices)

(952) 930-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 13, 2008 was 3,366,125.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended March 31, 2008

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS

Current assets

Cash and cash equivalents	$5,530	$5,779
Available for sale securities	3,359	3,892
Trade receivables, less allowance for doubtful accounts of $8 and $17, respectively	834	818
Inventories	1,105	1,027
Other current assets	93	91

Total current assets	10,921	11,607

Property and equipment, net	1,427	1,458

Total assets	$12,348	$13,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$237	$107
Accrued expenses	217	270
Deferred revenue	78	83
Accrued income tax	19	345
Deferred income tax	1,172	1,373

Total current liabilities	1,723	2,178

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,366,125 and 3,365,463 shares, respectively	337	337
Additional paid-in capital	1,510	1,507
Retained earnings	6,780	6,716
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,998	2,327

Total stockholders’ equity	10,625	10,887

Total liabilities and stockholders’ equity	$12,348	$13,065

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$1,839	$1,560
Cost of goods sold	667	581

Gross profit	1,172	979

Operating expenses:

Selling and marketing	408	337
General and administrative	323	289
Research and development	170	155

Total operating expenses	901	781

Operating income	271	198

Non-operating income/(expense):

Interest income	39	51
Other income	2	4

Total non-operating income	41	55

Income before income taxes	312	253

Income taxes	113	101

Net income	$199	$152

Other comprehensive loss:
Change in unrealized value of investments, net of income tax	$(329)	$(521)
Total comprehensive loss	$(130)	$(369)

Net income per share data:

Basic
Net income per share	$0.06	$0.05
Weighted average shares	3,366,096	3,361,392

Diluted
Net income per share	$0.06	$0.04
Weighted average shares	3,396,876	3,392,322

Dividends paid per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities

Net income	$199	$152

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	31	19
Provision for losses on trade receivables	(9)	3
Deferred income taxes	0	(475)
(Increase)/decrease in:
Trade receivables	(7)	(133)
Inventories	(78)	14
Other current assets	(2)	(1)
Accounts payable	130	(24)
Accrued expenses	(53)	(1)
Deferred revenue	(5)	(13)
Accrued income taxes	(326)	277

Net cash used in operating activities	(120)	(182)

Cash flows from investing activities

Proceeds from sale of marketable securities	3	0
Purchase of property and equipment	0	(13)

Net cash provided by (used in) investing activities	3	(13)

Cash flows from financing activities

Proceeds from issuance of stock	3	34
Dividends paid	(135)	(135)

Net cash used in financing activities	(132)	(101)

Net decrease in cash and cash equivalents	(249)	(296)

Cash and cash equivalents, beginning	5,779	5,451
Cash and cash equivalents, ending	$5,530	$5,155

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments	$(329)	$521
Cash paid for income taxes	$450	$325

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Nature of Business and Summary of Recently Issued Accounting Pronouncements

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

The second business is AutoData Systems (ADS). ADS designs and markets a desktop software based system that reads hand printed characters, checkmarks and bar code information from scanned, faxed, or electronic forms. ADS products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

In addition, through its subsidiary ESI Investment Company (INV), the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. and 551,759 shares of PPT Vision Inc. The PPT Vision investment is accounted for under the equity method of accounting. See Note 7 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 except as noted below, and it did not have a material impact on its financial position and results of operations.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

This report should be read together with the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three months ended March 31, 2008. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

Software revenue recognition

The Company recognizes revenue upon shipment of its character recognition software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper. To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. ADS customers pay an annual maintenance fee for software support, which is recognized as deferred revenue on the balance sheet and is recognized in income, on a monthly basis, over the life of the contract.

Note 5. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the (Black-Scholes-Merton) (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2007, the Company had one stock-based employee compensation plan. During the three months ended March 31, 2008, there were no stock options exercised. There were no option grants in the three months ended March 31, 2008.

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

At March 31, 2008, the Company’s significant investment in equity securities is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”). As of March 31, 2008, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $3,354,000 with an approximate cost of $45,000.

Investment Reported on Equity Method:

At March 31, 2008, the Company owned 551,759 shares of PPT Vision Inc. (“PPT”), which is 3.7% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at March 31, 2008 was approximately $58,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 3.7% of PPT’s outstanding stock, and the Company’s Secretary owns a controlling interest, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through March 31, 2008 has not been recognized on its current financial statements. At March 31, 2008, the Company had approximately $1,466,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

Note 8. Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Consolidated Balance Sheet March 31, 2008	Fair Value March 31, 2008	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Money Market Funds	$20,000	$20,000	$20,000	$—	$—
Treasury Bills	$5,272,000	$5,272,000	$5,272,000	$—	$—
Available-for-sale:
Investments	$3,360,000	$3,360,000	$3,360,000	$—	$—

The fair value of the money market funds and treasury bills are based on quoted market prices in an active market. Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 9. Segment Information

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended March 31,
	2008	2007
External sales
Production monitoring	$1,702	$1,423
Character recognition	137	137
Investments	0	0
Total	$1,839	$1,560

Net income/(loss) before taxes
Production monitoring	$333	$252
Character recognition	(1)	7
Investments	(20)	(6)
Total	$312	$253

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to differ materially from our recent results or those projected in the forward-looking statements are detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. There are no significant accounting estimates described in the notes to the financial statements that are critical at this time. A more in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2008 increased $279,000 or 17.9% when compared to net sales for the same period in 2007.

For the three months ended March 31, 2008 compared to the same period in 2007, the Controls Division contributed an increase in net sales of 279,000 or 19.6%. There was no change in net sales for ADS division.

The Controls Division increase is due to new plant installations, facility expansions, and sales of products to machinery builders. The bulk of our sales volume is derived from the Speed Monitoring product lines to the grain, feed, ethanol and biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. Energy production applications in both fossil fuel and biofuels applications continue to show growth in the application of our products.

ADS has developed an on-line web module for its ExpertScan software product. ExpertScan currently permits automated data collection from surveys and other paper forms. The new web capability enables ExpertScan to automatically create an electronic version of a new or existing ExpertScan document, thereby allowing a combination of paper and electronic data collection using the same form design.

Cost of Goods Sold

The Company’s cost of goods sold increased $86,000 or 14.8% for the three months ended March 31, 2008 compared to the same period in 2007. This increase is primarily a direct result of increased sales.

Gross Profit

Gross margin for the three months ended March 31, 2008 was 63.7% versus 62.8% for the same period in 2007. The slight increase in gross margin is due to an increase in sales volume of higher margin items within the Controls Division.

Operating Expenses

Total operating expenses increased $120,000 or 15.4% for the three months ended March 31, 2008 when compared to the same period of 2007. Of this increase, the Controls Division contributed an increase of $109,000 or 16.3%, and ADS had an increase of $11,000 or 9.6%.

Selling and marketing costs increased $71,000 or 21.1% for the three months ended March 31, 2008 when compared to the same period in 2007. Of this increase, the Controls Division contributed an increase of $58,000 or 19.4%, and ADS had an increase of $13,000 or 34.2%. Sales representative commissions, advertising, travel, trade show, salaries and wages for new hires, and benefit expenses, offset by a decrease in contract personnel which were replaced by new hires, are the predominant expenses that caused the increase for the Controls Division. The increase in ADS is due to increased expenses related to salaries and wages for new hires.

General and administrative costs increased $34,000 or 11.8% for the three months ended March 31, 2008 compared to the same period in 2007. Of this increase, the Controls Division contributed an increase of $39,000 or 14.7%, and ADS had a decrease of $5,000 or 20.8%. The increase in general and administrative costs from the Controls Division was due to depreciation on the upgrade of the enterprise software and related hardware, salaries and wages for new hires, benefits, and computer supplies. The increase was offset by a decrease in contractor expenses which were replaced by new hires, allowance for doubtful accounts, and legal and professional fees. In ADS, the decrease in expenses is due to decreased use of contractors and a decline in the allowance for doubtful accounts. The decrease is offset by increases in computer supplies and maintenance.

Research and development costs increased $15,000 or 9.7% for the three months ended March 31, 2008 compared to the same period in 2007. Of this increase, the Controls Division contributed an increase of $12,000 or 11.7%, and ADS had an increase of $3,000 or 5.8%. The increase in the Controls Division is due to increased lab materials and prototypes, offset by a decrease in lab testing expenses. The increase in the ADS division is due to contract engineering expenses.

Non-Operating Income

Non-operating income decreased by $14,000 or 25.5% for the three months ended March 31, 2008 compared to the same period for 2007. This decrease is due mainly to a decrease in the amount of interest income earned.

Interest income decreased $12,000 or 23.5% when comparing the three months ended March 31, 2008 to the same period in 2007. This decrease was due to the decreased interest rate on Treasury Bills when comparing the three months ended March 31, 2008 to same period in 2007. The interest rate on Treasury Bills at March 31, 2008 was 2.07% compared to 4.89% at March 31, 2007.

Income (Loss) Before Income Taxes

Income before income taxes increased $59,000 or 23.3% to an income before tax of $312,000 for the three-month period ended March 31, 2008 compared to the same period in 2007.

The Controls Division had income before income taxes of $333,000 for the three months ended March 31, 2008 compared to $252,000 for the same period in 2007, an increase of $81,000 or 32.1%. In addition to the increased sales for the Controls Division, improved gross margin and our overall efforts to control operating expenses, as a percentage of sales, contributed to the increase in net income before income taxes.

ADS had loss before income taxes of $1,000 for the three months ended March 31, 2008 compared to net income before income taxes of $7,000 for the same period in 2007, a decrease of $8,000 or 114.3%. This decrease in income before tax is due to higher operating expenses (see note in operating expenses above) offset by a slight increase in gross margin on product sales.

INV had a loss before income taxes of $20,000 compared to a loss before income taxes of $6,000 for the same period in 2007, a decrease of $14,000 or 233.3%. This decrease is a result of the lower interest rate available on Treasury Bills in 2008 as compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,530,000 at March 31, 2008 and $5,155,000 at March 31, 2007.

Cash used in operating activities of $120,000 and $182,000 for the three months ended March 31, 2008 and 2007, respectively, is primarily a result of depreciation expense on capital assets, inventories, accounts payable, and accrued income tax adjustments/activity.

Cash provided by investing activities is $3,000 for the three month period ended March 31, 2008 and cash used was $13,000 for the same period in 2007. The main increase is due to purchases of property and equipment of $13,000 in 2007, while there were no purchases in 2008.

Cash used in financing activities was $132,000 and $101,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. In 2007, an officer exercised a stock option which provided cash of $32,000. There were no such exercises of stock options in 2008. During the three months ended March 31, 2008 and 2007, the Company had $ 3,000 in stock purchases under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, research and development in both the production monitoring and character recognition divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 343,767 shares of Rudolph Technologies, Inc., listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc, listed on the OTC Bulletin Board. The PPT Vision investment is accounted for under the equity method of accounting. These stocks are subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of March 31, 2008, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4(T). Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 1A. Risk Factors – Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

(a)	Exhibits – See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 14, 2008	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2008

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002