Form 10-Q
period 2008-06-30
ELECTRO SENSORS INC
filed 2008-08-13
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 12, 2008 was 3,366,880.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets

Cash and cash equivalents	$5,507	$5,779
Available for sale securities	2,647	3,892
Trade receivables, less allowance for doubtful accounts of $6 and $17, respectively	814	818
Inventories	1,183	1,027
Prepaid income taxes	16	0
Other current assets	70	91

Total current assets	10,237	11,607

Property and equipment, net	1,397	1,458

Total assets	$11,634	$13,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$164	$107
Accrued expenses	253	270
Deferred revenue	78	83
Accrued income tax	0	345
Deferred income tax	915	1,373

Total current liabilities	1,410	2,178

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,366,125 and 3,365,463 shares, respectively	337	337
Additional paid-in capital	1,510	1,507
Retained earnings	6,798	6,716
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,579	2,327

Total stockholders’ equity	10,224	10,887

Total liabilities and stockholders’ equity	$11,634	$13,065

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$1,707	$1,609	$3,546	$3,169
Cost of goods sold	625	571	1,292	1,152

Gross profit	1,082	1,038	2,254	2,017

Operating expenses:

Selling and marketing	382	331	790	668
General and administrative	301	286	624	575
Research and development	153	136	323	290

Total operating expenses	836	753	1,737	1,533

Operating income	246	285	517	484

Non-operating income (expense):

Loss on disposal of investment securities	(35)	0	(35)	0
Interest income	20	74	59	124
Other income/(expense)	3	(7)	5	(5)

Total non-operating income (expense)	(12)	67	29	119

Income before income taxes	234	352	546	603

Income taxes	81	139	194	238

Net income	$153	$213	$352	$365

Other comprehensive income/(loss):
Change in unrealized value of investments, net of income tax	$(420)	$(164)	$(749)	$148
Total comprehensive income/(loss)	$(397)	$49	$(397)	$513

Net Income per Share Data:

Basic
Net income per share	$0.05	$0.06	$0.10	$0.11
Weighted average shares	3,366,125	3,361,392	3,366,110	3,361,042

Diluted
Net income per share	$0.05	$0.06	$0.10	$0.11
Weighted average shares	3,396,905	3,402,122	3,396,890	3,401,661

Dividends paid per share	$.04	$.04	$.08	$.08

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities

Net income	$352	$365

Adjustments to reconcile net income to net cash from (used in) operating activities:

Compensation recognized for stock option issuance	0	9
Depreciation	61	39
Provision for losses on trade receivables	(11)	4
Realized loss on disposal of marketable securities	35	0
(Increase)/decrease in:
Trade receivables	15	(97)
Inventories	(156)	(16)
Other current assets	21	17
Prepaid income taxes	(16)	0
Accounts payable	57	(12)
Accrued expenses	(17)	54
Deferred revenue	(5)	12
Accrued income taxes	(345)	706
Deferred income taxes	0	(783)

Net cash from (used in) operating activities	(9)	298

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	3	0
Purchase of property and equipment	0	(36)

Net cash provided by (used in) investing activities	3	(36)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	3	31
Dividends paid	(269)	(269)

Net cash used in financing activities	(266)	(238)

Net increase (decrease) in cash and cash equivalents	(272)	24

Cash and cash equivalents, beginning	5,779	5,451
Cash and cash equivalents, ending	$5,507	$5,475

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain/(loss) on Investments	$(748)	$238
Cash paid for income taxes	$566	$325

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

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

In addition, through its subsidiary ESI Investment Company (INV), the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through INV, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. and 551,759 shares of PPT Vision Inc. The PPT Vision investment is accounted for under the equity method of accounting. See Note 7 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the six months ended June 30, 2008. The results of interim periods may not be indicative of results to be expected for the year.

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

Note 5.  Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At June 30, 2008, the Company had one stock-based employee compensation plan. During the six months ended June 30, 2008, there were no stock options exercised. There were no option grants in the six months ended June 30, 2008.

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

Since the Company generally does not make investments in anticipation of short-term fluctuations in market prices, investments in equity securities are classified as available-for-sale (unless accounted for on the equity method of accounting). Available-for-sale securities with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders’ equity.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary (unless accounted for on the equity method of accounting), are included in income in the period realized.

At June 30, 2008, the Company’s significant investment in equity securities is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”). As of June 30, 2008, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,643,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At June 30, 2008, the Company owned 551,759 shares of PPT Vision, Inc. (“PPT”), which is 3.7% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at June 30, 2008 was approximately $86,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 3.7% of PPT’s outstanding stock, and the Company’s Secretary owns a controlling interest in PPT, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through June 30, 2008 has not been recognized on its current financial statements. At June 30, 2008, the Company had approximately $1,476,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the second quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Consolidated Balance Sheet June 30, 2008	Fair Value June 30, 2008
			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Money Market Funds	$143,000	$143,000	$143,000	$—	$—
Treasury Bills	$5,169,000	$5,169,000	$5,169,000	$—	$—
Available-for-sale:
Investments	$2,647,000	$2,647,000	$2,647,000	$—	$—

The fair value of the money market funds and treasury bills are based on quoted market prices in an active market. Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 9.  Segment Information

The Company has three reportable operating segments based on the nature of its product lines: Production Monitoring, Character Recognition, and Investments. The Controls Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ADS designs and markets a desktop software-based character recognition system that reads hand printed characters, checkmarks, and bar code information from scanned, faxed, or electronic forms. Sales of this system include software and can include hardware. INV holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
External sales
Production monitoring	$1,573	$1,491	$3,275	$2,914
Character recognition	134	118	271	255
Investments	0	0	0	0
Total	$1,707	$1,609	$3,546	$3,169

Net Income/(Loss) before taxes
Production monitoring	$302	$371	$635	$621
Character recognition	2	(16)	1	(9)
Investments	(70)	(3)	(90)	(9)
Total	$234	$352	$546	$603

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2008 increased $98,000, or 6.1%, when compared to net sales for the same period in 2007. Net sales for the six-month period ended June 30, 2008 increased $377,000, or 11.9%, when compared to net sales for the same period in 2007.

For the three months ended June 30, 2008 compared to the same period in 2007, the Controls Division contributed an increase in net sales of $82,000, or 5.5%, and ADS contributed an increase in net sales of $16,000, or 13.6%.

For the six months ended June 30, 2008 compared to the same period in 2007, the Controls Division contributed an increase in net sales of $361,000, or 12.4%, and ADS contributed an increase in net sales of $16,000, or 6.3%.

The Controls Division has experienced an increase in net sales for the second quarter and first half of 2008. The increase in sales is a result of increased sales of products that are utilized in new plant installations, facility expansions, and sales of products to machinery builders. The bulk of our sales volume is derived from the Speed Monitoring product lines to the grain, feed, ethanol and biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. Energy production applications in both fossil fuel and biofuels applications continue to show growth in the application of our products, resulting in higher sales volume. In our sales and marketing efforts, we are developing additional channel partners in the form of distributors and independent representatives both domestically and internationally and expect to continue adding sales partners in key locations.

The Controls Division has integrated our sensors for bearing temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring.  By doing this, we are enabling our customers to locate which part of the material handling system is operating incorrectly, typically in under ten seconds.  This is done by using visual diagrams on the touch screen.  We have received very positive feedback from customers and we will be installing the first systems at customer sites in the third quarter.

The ADS Division increase in net sales for the second quarter of 2008 is due to an increase in the sales of the ExpertScan product, which includes the on-line web module developed in 2007.  ExpertScan currently permits automated data collection from surveys, electronic forms, and other paper forms. The new web capability enables ExpertScan to automatically create an electronic version of a new or existing ExpertScan document, thereby allowing a combination of paper and electronic data collection using the same form.

Cost of Goods Sold

Our cost of goods sold increased $54,000, or 9.5%, for the three months ended June 30, 2008 compared to the same period in 2007. For the six-month period ended June 30, 2008, the cost of goods sold increased $140,000, or 12.2%, compared to the same period in 2007. This increase is primarily a result of increased material costs in direct relation to the increased sales.

Gross Profit

Gross margin for the three-month period ended June 30, 2008 was 63.4% versus 64.5% for the same period in 2007. For the six-month periods ended June 30, 2008 and 2007, gross margins were 63.6%. The slight variances are due to sales and expenses rising at nearly the same rates over the three and six-month periods ending June 30, 2008 versus the same periods last year.

Operating Expenses

Total operating expenses increased $83,000, or 11.0%, for the three months ended June 30, 2008 when compared to the same period of 2007. Of this increase, the Controls Division contributed an increase of $88,000, or 13.8%, offset by a decrease in ADS of $5,000, or 4.3%.

For the six months ended June 30, 2008 when compared to the same period of 2007, operating expenses increased $204,000, or 13.3%. Of this increase, the Controls Division contributed an increase of $198,000, or 15.1%, and ADS had an increase of $6,000, or 2.6%.

Selling and marketing costs increased $51,000, or 15.4%, for the three months ended June 30, 2008 when compared to the same period in 2007. For the six months ended June 30, 2008, selling and marketing costs increased $122,000, or 18.3%, when compared to the same period in 2007. Of the increase for the three months ended June 30, 2008, the Controls Division contributed an increase of $50,000, or 17.2%, and ADS had an increase of $1,000, or 2.4%. Of the increase for the six months ended June 30, 2008, the Controls Division contributed an increase of $108,000, or 18.2%, and ADS had an increase of $14,000, or 17.5%. Sales representative commissions, advertising, sales literature, travel, tradeshow, salaries and wages for new hires, benefit expenses – offset by decreases in contract personnel which were replaced by new hires – and product launch expenses are the predominant expenses that increased in the Controls Division. The increase in selling and marketing costs at ADS is due to increased wages due to additional personnel, offset by reduced expenses in website development.

General and administrative costs increased $15,000, or 5.2%, for the three months ended June 30, 2008 compared to the same period in 2007. For the six months ended June 30, 2008, general and administrative costs increased $49,000, or 8.5%, when compared to the same period in 2007. Of the increase for the three months ended June 30, 2008, the Controls Division contributed an increase of $18,000, or 6.9%, offset by a decrease in ADS of $3,000, or 11.5%. The increase for the six months ended June 30, 2008 is driven by an increase in costs of $57,000, or 10.9%, from the Controls Division that was offset by a decrease in ADS costs of $8,000, or 16.0%. The increase in general and administrative costs from the Controls Division was due to increases in depreciation on the upgrade of the enterprise software and related hardware, salaries and wages for new hires, charitable contributions, computer supplies, and legal and professional fees, offset by decreases in contract personnel which were replaced by new hires and a decline in allowance for doubtful accounts. The decrease in ADS is due to decreases in contract personnel expenses, legal and professional fees, and a decline in the allowance for doubtful accounts, offset by an increase in computer supplies and maintenance.

Research and development costs increased $17,000, or 12.5%, for the three months ended June 30, 2008 compared to the same period in 2007. For the six months ended June 30, 2008, research and development costs increased $33,000, or 11.4%, when compared to the same period in 2007. Of the increase for the three months ended June 30, 2008, the Controls Division contributed an increase of $20,000, or 23.2%, offset by a decrease in ADS of $3,000, or 6.1%. Of the increase for the six months ended June 30, 2008, the Controls Division contributed $33,000, or 17.5%; there was no change in costs for ADS. The increase in the Controls Division is due to lab materials, prototypes, legal fees related to trademark/patents, and increases in wages and benefits, offset by a decrease in lab testing fees for product certification.

Non-Operating Income

Non-operating income decreased by $79,000, or 117.9%, for the three-month period ended June 30, 2008 compared to the same period for 2007. For the six months ended June 30, 2008, non-operating income decreased $90,000, or 75.6%, when compared to the same period in 2007. The decrease for both the three and six-month periods ended June 30, 2008 is driven by a decrease in interest income and INV’s recognized loss on a $35,000 investment in Minn Shares, Inc. (MSHS). Minn Shares, Inc. has been liquidated and we do not believe that we will receive any additional return of our investment.

Interest income decreased $54,000, or 73.9%, when comparing the three months ended June 30, 2008 to the same period in 2007. For the six months ended June 30, 2008, interest income decreased $65,000, or 52.4%, when compared to the same period in 2007. These decreases were due to the decreased interest rate on Treasury Bills, which was 1.675% at June 30, 2008, compared to 4.56% at June 30, 2007.

Income Before Income Taxes

Income before income taxes decreased $118,000, or 33.5%, to an income before tax of $234,000 for the three-month period ended June 30, 2008 compared to the same period in 2007. For the six-month period ended June 30, 2008 income before income tax decreased $57,000, or 9.5%, when compared to the same period in 2007.

The Controls Division had income before income taxes of $302,000 for the three months ended June 30, 2008 compared to $371,000 for the same period in 2007, a decrease of $69,000, or 18.6%. For the six months ended June 30, 2008, the Controls Division had income before income taxes of $635,000 compared to $623,000 for the same period in 2007, an increase of $12,000, or 1.9%. The decrease in income before income taxes for the three months ended June 30, 2008 is mainly due to a decrease in gross margin, an increase in the percentage of operating expenses to net sales (from 42.6% of net sales in 2007 to 46.1% of net sales in 2008), and a decrease in interest income. The increase in net income before income taxes for the six months ended June 30, 2008 is primarily due to increased net sales. Gross margin is the same for the six-month periods ended June 30, 2008 and June 30, 2007. Although there has been an increase in the percentage of operating expenses to net sales, the change is not as significant for the six-month periods (from 44.7% of net sales in 2007 to 45.8% of net sales in 2008).

ADS had income before income taxes of $2,000 for the three months ended June 30, 2008 compared to a net loss before income taxes of $16,000 for same period in 2007, an increase of $18,000, or 112.5%. For the six months ended June 30, 2008, ADS had income before income taxes of $1,000 compared to loss before income taxes of $9,000 for the same period in 2007, an increase of $10,000, or 111.1%. This increase in income before income taxes is due primarily to an increase in sales.

INV’S income before taxes decreased from a loss of $3,000 for the three-month period ended June 30, 2007 to a loss of $70,000 for the three-month period ended June 30, 2008. INV’s income before taxes decreased $81,000 to a loss before income taxes of $90,000 for the six months ended June 30, 2008 compared to the same period in 2007. This decrease is primarily due to a decrease in interest rates on Treasury Bills and the recognized loss on an investment held by the Company (see “Non-Operating Income”).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,507,000 at June 30, 2008, $5,779,000 at December 31, 2007, and $5,475,000 at June 30, 2007.

Cash used in operating activities was $9,000 for the six months ended June 30, 2008 and cash provided by operating activities was $298,000 for the same period in 2007. The decrease is primarily a result of our net operating income adjusted for depreciation expense on capital assets, accounts receivable, inventories, accounts payable, accrued income tax activity, and realized loss on an investment.

Cash provided by investing activities was $3,000 for the six-month period ended June 30, 2008 and cash used in investing activities was $36,000 for the same period in 2007.  The increase is primarily due to purchases of property and equipment of $36,000 in 2007, while there were no purchases in 2008.

Cash used in financing activities was $266,000 and $238,000 for the six months ended June 30, 2008 and 2007, respectively. During the six-month periods ended June 30, 2008 and 2007, the Company paid aggregate dividends of $269,000 in each period. In 2007, an officer exercised a stock option which provided cash of $32,000. There were no such exercises of stock options in 2008. During the six-month periods ended June 30, 2008 and 2007, the Company had $ 3,000 in stock purchases under the Employee Stock Purchase Plan in each period.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development in both the production monitoring and character recognition divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 343,267 shares of Rudolph Technologies, Inc., listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc, listed on the OTC Bulletin Board. The PPT Vision investment is accounted for under the equity method of accounting. These stocks are subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of June 30, 2008, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to the expected timing of the first customer installations of our Controls Division’s new integrated sensors; our ongoing development of additional sales channel partners; our expectation to continue adding sales partners in key locations; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including those detailed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4(T).  Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 1A.  Risk Factors - Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 23, 2008, we submitted to a vote of our shareholders the following matters, which received the indicated votes.

1.	Approving setting the number of members of the Board of Directors at five (5):

For:	3,061,783	Against:	0	Abstain:	26,145

2.	Election of Directors:

Director	For	Withheld
Bradley D. Slye	3,075,757	12,397
Peter R. Peterson	3,075,005	13,149
Geoffrey W. Miller	3,076,257	11,897
Joseph A. Marino	3,073,943	14,211
Robert W. Heller	3,075,057	13,097

3.	Ratification of the selection of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as independent auditors for the Company for the fiscal year ending December 31, 2008:

For:	3,061,611	Against:	6,833	Abstain:	19,485

Item 5.  Other Information - None.

Item 6.  Exhibits

(a)	Exhibits - See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 13, 2008	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2008

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002