Form 10KSB/A
period 2007-12-31
ELECTRO SENSORS INC
filed 2008-09-17
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB/A

(No. 1)

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

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

Form 10-KSB/A for the Year Ended December 31, 2007

		PAGE
PART II
Item 8A(T)	Controls and Procedures	3

PART III
Item 13	Exhibits	4

SIGNATURES		5

Explanatory Note

This Amendment No.1 (the “Amendment”) to the Electro-Sensors, Inc. Form 10-KSB for the period ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”) is being filed solely to include an Evaluation of Disclosure Controls and Procedures, which was inadvertently omitted from the Original Filing. Accordingly, this Amendment amends and restates only Part II, Item 8A(T), Controls and Procedures, and the certifications contained in Exhibits 31.1 and 31.2. Except to the extent expressly set forth herein, the Amendment speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to those filings.

PART II

Item 8A(T)—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer
Date:	September 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	September 16, 2008

*
Peter R. Peterson	Director and Secretary	September 16, 2008

*
Joseph A. Marino	Director	September 16, 2008

*
Geoffrey W. Miller	Director	September 16, 2008

*
Robert W. Heller	Director	September 16, 2008

* /s/ Bradley D. Slye

Bradley D. Slye

Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-KSB/A

For the Fiscal Year Ended December 31, 2007	Commission File No. 0-9587

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002