Form 10-Q
period 2008-09-30
ELECTRO SENSORS INC
filed 2008-11-14
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 12, 2008 was 3,366,880.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets

Cash and cash equivalents	$5,617	$5,779
Available for sale securities	2,880	3,892
Trade receivables, less allowance for doubtful accounts of $6 and $17, respectively	867	818
Inventories	1,271	1,027
Other current assets	66	91

Total current assets	10,701	11,607

Property and equipment, net	1,368	1,458

Total assets	$12,069	$13,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$167	$107
Accrued expenses	251	270
Deferred revenue	82	83
Accrued income tax	92	345
Deferred income tax	1,003	1,373

Total current liabilities	1,595	2,178

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,366,880 and 3,365,463 shares, respectively	337	337
Additional paid-in capital	1,513	1,507
Retained earnings	6,901	6,716
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,723	2,327

Total stockholders’ equity	10,474	10,887

Total liabilities and stockholders’ equity	$12,069	$13,065

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$1,831	$2,041	$5,377	$5,209
Cost of goods sold	708	680	2,000	1,831

Gross profit	1,123	1,361	3,377	3,378

Operating expenses:

Selling and marketing	358	366	1,148	1,034
General and administrative	260	303	884	878
Research and development	144	131	467	421

Total operating expenses	762	800	2,499	2,333

Operating income	361	561	878	1,045

Non-operating income (expense):

Gain (Loss) on disposal of investment securities	2	0	(33)	0
Interest income	29	64	88	188
Other income	3	3	8	0

Total non-operating income	34	67	63	188

Income before income taxes	395	628	941	1,233

Income taxes	158	250	352	490

Net income	$237	$378	$589	$743

Other comprehensive income/(loss):
Change in unrealized value of investments, net of income tax	$144	$(593)	$(605)	$(445)
Total comprehensive income/(loss)	$381	$(215)	$(16)	$298

Net Income per Share Data:

Basic
Net income per share	$0.07	$0.11	$0.17	$0.22
Weighted average shares	3,366,864	3,361,785	3,366,363	3,423,661

Diluted
Net income per share	$0.07	$0.11	$0.17	$0.21
Weighted average shares	3,397,644	3,397,515	3,397,143	3,459,391

Dividends paid per share	$.04	$.04	$.12	$.12

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities

Net income	$589	$743

Adjustments to reconcile net income to net cash from (used in) operating activities:

Compensation recognized for stock option issuance	0	9
Depreciation	90	57
Provision for losses on trade receivables	0	(7)
Realized loss on disposal of available for sale securities	33	0
(Increase)/decrease in:
Trade receivables	(49)	(314)
Inventories	(244)	(28)
Other current assets	25	(63)
Accounts payable	60	(2)
Accrued expenses	(19)	104
Deferred revenue	(1)	12
Accrued income taxes	(253)	206
Deferred income taxes	0	(154)

Net cash from operating activities	231	563

Cash flows from (used in) investing activities

Proceeds from sale of available for sale securities	5	0
Purchase of property and equipment	0	(86)

Net cash provided by (used in) investing activities	5	(86)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	6	37
Dividends paid	(404)	(403)

Net cash used in financing activities	(398)	(366)

Net increase (decrease) in cash and cash equivalents	(162)	111

Cash and cash equivalents, beginning	5,779	5,451
Cash and cash equivalents, ending	$5,617	$5,562

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized loss on available for sale securities	$(605)	$(717)
Cash paid for income taxes	$616	$440

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

In addition, through its subsidiary ESI Investment Company (INV), the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through INV, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision, Inc. (“PPT”). The Rudolph investment is accounted for using the available for sale method. The PPT investment is accounted for under the equity method of accounting. See Note 7 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the nine months ended September 30, 2008. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranty returns, customers have refund rights. Our standard products are used in a wide variety of industries, returns for a refund are minimal and immaterial to the financial statements (currently approximately .6% of net sales) and are recognized when the returned product is received by the Company.

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

Note 5.  Stock-Based Compensation   The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At September 30, 2008, the Company had one stock-based employee compensation plan. During the nine months ended September 30, 2008, there were no stock options exercised. There were no option grants in the nine months ended September 30, 2008.

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

At September 30, 2008, the Company’s significant investment in equity securities is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available for sale method. As of September 30, 2008, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,877,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At September 30, 2008, the Company owned 551,759 shares of PPT Vision, Inc. (“PPT”), which is 2.0% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at September 30, 2008 was approximately $77,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 2.0% of PPT’s outstanding stock, and the Company’s Secretary owns a controlling interest in PPT, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through September 30, 2008 has not been recognized on its current financial statements. At September 30, 2008, the Company had approximately $1,489,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the third quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Consolidated Balance Sheet September 30, 2008	Fair Value September 30, 2008	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Money Market Funds	$167,000	$167,000	$167,000	$—	$—
Treasury Bills	$5,175,000	$5,175,000	$5,175,000	$—	$—
Available-for-sale:
Investments	$2,880,000	$2,880,000	$2,880,000	$—	$—

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
External sales
Production monitoring (products)	$1,684	$1,929	$4,959	$4,842
Character recognition (software and related hardware)	147	112	418	367
Investments	0	0	0	0
Total	$1,831	$2,041	$5,377	$5,209

Net Income/(Loss) before taxes
Production monitoring	$387	$652	$1,022	$1,275
Character recognition	34	(24)	35	(33)
Investments	(26)	0	(116)	(9)
Total	$395	$628	$941	$1,233

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2008 decreased $210,000, or 10.3%, when compared to net sales for the same period in 2007. Net sales for the nine-month period ended September 30, 2008 increased $168,000, or 3.2%, when compared to net sales for the same period in 2007.

For the three months ended September 30, 2008 compared to the same period in 2007, the Controls Division had a decrease in net sales of $245,000, or 12.7%, and ADS contributed an increase in net sales of $35,000, or 31.3%.

For the nine months ended September 30, 2008 compared to the same period in 2007, the Controls Division contributed an increase in net sales of $117,000, or 2.4%, and ADS contributed an increase in net sales of $51,000, or 13.9%.

The Controls Division has experienced a decrease in net sales for the third quarter of 2008 due in large part to fluctuations of commodity grain and feed product prices worldwide. We have also witnessed a slowing of capital spending on plant construction and expansion projects in 2008, which has affected all product categories. The recent turmoil in the equity markets has resulted in a slowdown in spending across all of our major market segments, which management expects to continue into 2009. The bulk of our sales volume is derived from the Speed Monitoring product lines to the grain, feed, biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. In our sales and marketing efforts, we are developing additional channel partners in the form of distributors and independent representatives both domestically and internationally and expect to continue adding sales partners in key locations. We may also consider acquiring compatible businesses as part of our growth strategy.

The Controls Division has integrated our sensors for bearing temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring.  By doing this, we are enabling our customers to locate which part of the material handling system is operating incorrectly, typically in under ten seconds.  This is done by using visual diagrams on the touch screen.  We have received very positive feedback from customers and installed the first three systems at customer sites during the third quarter.

The ADS Division increase in net sales for the third quarter of 2008 is due to an increase in the sales of the ExpertScan product, which includes the on-line web module developed in 2007.  ExpertScan currently permits automated data collection from surveys, electronic forms, and other paper forms. The new web capability enables ExpertScan to automatically create an electronic version of a new or existing ExpertScan document, thereby allowing a combination of paper and electronic data collection using the same form.

Cost of Goods Sold

Our cost of goods sold increased $28,000, or 4.1%, for the three months ended September 30, 2008 compared to the same period in 2007. For the nine-month period ended September 30, 2008, the cost of goods sold increased $169,000, or 9.2%, compared to the same period in 2007. This increase was primarily a result of increased material costs and the additional costs for the Electro Sentry systems.

Gross Profit

Gross margin for the three-month period ended September 30, 2008 was 61.3% versus 66.7% for the same period in 2007. For the nine-month periods ended September 30, 2008 and 2007, gross margins were 62.8% and 64.9%, respectively. The primary cause of the decrease in the gross margin was due to the new Electro Sentry systems, which contained a significant amount of development items. The remaining variances were due to expenses rising slightly faster than sales over the three and nine-month periods ending September 30, 2008 versus the same periods last year.

Operating Expenses

Total operating expenses decreased $38,000, or 4.8%, for the three months ended September 30, 2008 when compared to the same period of 2007. Of this decrease, the Controls Division contributed a decrease of $8,000, or 1.2%, and ADS decreased by $30,000, or 23.6%.

For the nine months ended September 30, 2008 when compared to the same period of 2007, operating expenses increased $166,000, or 7.1%. Of this increase, the Controls Division contributed an increase of $190,000, or 9.6%, offset by a decrease in ADS of $24,000, or 6.7%.

Selling and marketing costs decreased $8,000, or 2.2%, for the three months ended September 30, 2008 when compared to the same period in 2007. For the nine months ended September 30, 2008, selling and marketing costs increased $114,000, or 11.0%, when compared to the same period in 2007. Of the decrease for the three months ended September 30, 2008, ADS contributed a decrease of $10,000, or 21.3%, offset by an increase in the Controls Division of $2,000, or .6%. Of the increase for the nine months ended September 30, 2008, the Controls Division contributed an increase of $110,000, or 12.1%, and ADS had an increase of $4,000, or 3.1%. For the three months ended September 30, 2008, the decrease in ADS expenses was due to a decrease in salaries and wages and benefit expense due to a reduction in staff, offset by an increase in sales commissions. The increase in the Controls Division was due to an increase in salaries and wages and benefit expense because of a new hire, raises for existing employees, advertising, and travel expenses, offset by decreases in sales representative commissions, contractor personnel, and sales literature, graphic arts services, and direct mail expenses. For the nine months ended September 30, 2008, sales representative commissions, advertising, sales literature, media production, travel, tradeshow, salaries and wages for new hires, benefit expenses – offset by decreases in contract personnel which were replaced by new hires – and product launch expenses are the predominant expenses that increased in the Controls Division. The increase in selling and marketing costs at ADS was due to increased wages due to additional personnel, sales commissions, and advertising, offset by reduced expenses in direct mail expenses and computer supplies.

General and administrative costs decreased $43,000, or 14.2%, for the three months ended September 30, 2008 compared to the same period in 2007. For the nine months ended September 30, 2008, general and administrative costs increased $6,000, or 0.7%, when compared to the same period in 2007. Of the decrease for the three months ended September 30, 2008, the Controls Division contributed a decrease of $26,000, or 9.6%, and ADS contributed a decrease of $17,000, or 53.1%. The increase for the nine months ended September 30, 2008 was driven by an increase in costs of $31,000, or 3.9%, from the Controls Division, offset by a decrease in ADS costs of $25,000, or 30.5%. For the three months ended September 30, 2008, the decrease in general and administrative costs from the Controls Division was due to decreases in contract personnel which were replaced by new hires, legal and professional fees mostly related to Sarbanes-Oxley Section 404 compliance documentation and testing, and a decline in allowance for doubtful accounts, offset by increases in depreciation on the upgrade of the enterprise software and related hardware, salaries and wages for new hires, and computer supplies and maintenance. The decrease in ADS was due to decreases in contract personnel, legal and professional fees mostly related to Sarbanes-Oxley Section 404 compliance documentation and testing, and computer maintenance. For the nine months ended September 30, 2008, the increase in general and administrative costs from the Controls Division was due to increases in depreciation on the upgrade of the enterprise software and related hardware, salaries and wages for new hires, charitable contributions, computer supplies and maintenance, and general repairs and maintenance, offset by decreases in contract personnel which were replaced by new hires, legal and professional fees mostly related to Sarbanes-Oxley Section 404 compliance documentation and testing, and a decline in allowance for doubtful accounts. The decrease in ADS was due to decreases in contract personnel expenses, legal and professional fees mostly related to Sarbanes-Oxley Section 404 compliance documentation and testing, and a decline in the allowance for doubtful accounts, offset by an increase in computer supplies and maintenance.

Research and development costs increased $13,000, or 9.9%, for the three months ended September 30, 2008 compared to the same period in 2007. For the nine months ended September 30, 2008, research and development costs increased $46,000, or 10.9%, when compared to the same period in 2007. Of the increase for the three months ended September 30, 2008, the Controls Division contributed an increase of $16,000, or 19.3%, offset by a decrease in ADS of $3,000, or 6.3%. Of the increase for the nine months ended September 30, 2008, the Controls Division contributed an increase of $49,000, or 18.0%, offset by a decrease in ADS of $3,000, or 2.0%. For the three months ended September 30, 2008, the increase in the Controls Division was due to lab materials, prototypes, legal fees related to trademark/patents, and increases in wages and benefits. The decrease in ADS was due to a decrease in wages. For the nine months ended September 30, 2008, the increase in the Controls Division was due to lab materials, prototypes, travel, legal fees related to trademark/patents, and increases in wages and benefits, offset by a decrease in lab testing fees for product certification. The decrease in ADS was due to a decrease in wages and computer supplies, offset by an increase in contract personnel.

Non-Operating Income

Non-operating income decreased by $33,000, or 49.3%, for the three-month period ended September 30, 2008 compared to the same period for 2007. For the nine months ended September 30, 2008, non-operating income decreased $125,000, or 66.5%, when compared to the same period in 2007. The decrease for both the three and nine-month periods ended September 30, 2008 is driven by a decrease in interest income and INV’s recognized loss on a $35,000 investment in Minn Shares, Inc. (MSHS). Minn Shares, Inc. has been liquidated and we do not believe that we will receive any additional return of our investment.

Interest income decreased $35,000, or 54.7%, when comparing the three months ended September 30, 2008 to the same period in 2007. For the nine months ended September 30, 2008, interest income decreased $100,000, or 53.2%, when compared to the same period in 2007. These decreases were due to the decreased interest rate on Treasury Bills, which was 1.774% at September 30, 2008, compared to 4.795% at September 30, 2007.

Income Before Income Taxes

Income before income taxes decreased $233,000, or 37.1%, to an income before tax of $395,000 for the three-month period ended September 30, 2008 compared to the same period in 2007. For the nine-month period ended September 30, 2008 income before income tax decreased $292,000, or 23.7%, when compared to the same period in 2007.

The Controls Division had income before income taxes of $387,000 for the three months ended September 30, 2008 compared to $652,000 for the same period in 2007, a decrease of $265,000, or 40.6%. For the nine months ended September 30, 2008, the Controls Division had income before income taxes of $1,022,000 compared to $1,275,000 for the same period in 2007, a decrease of $253,000, or 19.8%. The decrease in income before income taxes for the three months ended September 30, 2008 was mainly due to a decrease in net sales (due in large part to fluctuations of commodity grain and feed product prices worldwide), a decrease in the gross margin (primarily due to the new Electro Sentry systems), an increase in the percentage of operating expenses to net sales (from 34.9% of net sales in 2007 to 39.5% of net sales in 2008), and a decrease in interest income (due to the decrease in interest rates on Treasury Bills). The decrease in net income before income taxes for the nine months ended September 30, 2008 was primarily due to a decrease in the gross margin, an increase in the percentage of operating expenses to net sales (from 40.8% of net sales in 2007 to 43.7% of net sales in 2008) and a decrease in interest income.

ADS had income before income taxes of $34,000 for the three months ended September 30, 2008 compared to a net loss before income taxes of $24,000 for same period in 2007, an increase of $58,000, or 241.6%. This increase in income before income taxes was due primarily to an increase in sales (due to the increased sales of ExpertScan which includes the on-line module developed in 2007) and a decrease in the percentage of operating expenses to net sales (from 113.4% of net sales in 2007 to 66.0% of net sales in 2008). For the nine months ended September 30, 2008, ADS had income before income taxes of $35,000 compared to loss before income taxes of $33,000 for the same period in 2007, an increase of $68,000, or 206.1%. This increase in income before income taxes was due primarily to an increase in sales and a decrease in the percentage of operating expenses to net sales (from 97.5% of net sales in 2007 to 79.9% of net sales in 2008).

INV’S income before taxes was a loss of $26,000 for the three-month period ended September 30, 2008 compared to a breakeven quarter for the three-month period ended September 30, 2007. INV’s income before taxes decreased $107,000 to a loss before income taxes of $116,000 for the nine months ended September 30, 2008 compared to the same period in 2007. This decrease was primarily due to the decrease in interest rates on Treasury Bills and the recognized loss on an investment held by the Company (see “Non-Operating Income”).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,617,000 at September 30, 2008, $5,779,000 at December 31, 2007, and $5,562,000 at September 30, 2007.

Cash provided by operating activities was $231,000 and $563,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease was primarily a result of our net operating income adjusted for depreciation expense on capital assets, accounts receivable, inventories, accrued expenses, accrued income tax activity, and realized loss on an investment.

Cash provided by investing activities was $5,000 for the nine-month period ended September 30, 2008 and cash used in investing activities was $86,000 for the same period in 2007.  The increase was primarily due to purchases of property and equipment of $86,000 in 2007, while there were no purchases in 2008.

Cash used in financing activities was $398,000 and $366,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine-month periods ended September 30, 2008 and 2007, the Company paid aggregate dividends of $404,000 and $403,000, respectively. In 2007, an officer exercised a stock option which provided cash of $32,000. There were no such exercises of stock options in 2008. During the nine-month periods ended September 30, 2008 and 2007, the Company had $6,000 and $5,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development in both the production monitoring and character recognition divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

INV’s primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market, and 551,759 shares of PPT Vision, Inc. (“PPT”), listed on the Pink Sheets. The Rudolph investment is accounted for using the available for sale method. The PPT investment is accounted for under the equity method of accounting. These stocks are subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of September 30, 2008, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to management’s beliefs with respect to the spending slowdown in our market segments; our ongoing development of additional sales channel partners; our expectation to continue adding sales partners in key locations; the possibility of acquiring compatible businesses as part of our growth strategy; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4(T).  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

November 14, 2008	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2008

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002