Form 10-K
period 2008-12-31
ELECTRO SENSORS INC
filed 2009-03-23
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.10 par value, registered on the NASDAQ (Capital) Market
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒  No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $3,509,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on March 16, 2009.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 16, 2009 was 3,368,450.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ELECTRO-SENSORS, INC.

Form 10-K for the Year Ended December 31, 2008

PART I

Item 1.  Business.

Introduction

Electro-Sensors, Inc. (“we”, “us”, “our”, the “Company” or “ESI”) is engaged in two distinct operating segments: (1) the manufacture and distribution of industrial production monitoring and process control systems through our Production Monitoring Division, and (2) the development and distribution of PC-based software for both automated survey processing and hand printed character recognition through our AutoData Systems Division. The operating segments are based on the markets that we serve and the products that we provide to those markets.

In addition, through our subsidiary ESI Investment Company, we periodically make strategic investments in other businesses and companies, primarily when we believe that such investments will facilitate development of technology complementary to our existing products. Although we invest in other businesses and companies through our subsidiary ESI Investment Company, we do not intend to become an investment company and intend to remain primarily an operating company. Our primary investments are 343,267 shares of Rudolph Technologies, Inc. and 551,759 shares of PPT Vision, Inc. The Rudolph Technologies, Inc. investment is accounted for using the available-for-sale method. The PPT Vision investment is accounted for under the equity method of accounting.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, includes Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2008, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business operations.

ESI, incorporated in Minnesota in July 1968, has executive offices located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343 and telephone number (952) 930-0100.

Operating Segments/Principal Products/Markets

We have three reportable operating segments based on the nature of our product lines: Production Monitoring, AutoData Systems Division (formerly referred to as “Character Recognition”), and Investments. Detailed financial results and segment information are provided below in Part II, Item 8, Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 11, Segment Information.

Production Monitoring Division

Our Production Monitoring Division manufactures and sells several different types of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

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

Three production monitoring devices that do not operate by measuring shaft speeds are also in the speed monitoring systems product line. These devices are the tilt switch, vibration monitor, and slide gate position monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity (e.g., when grain fills a silo). A vibration monitor will alert an operator when the vibration of a machine in a production system exceeds or is below a specified level. The slide gate position monitor is used in plant operations to provide feedback of the position of a slide gate. As part of our Electro-Sentry Hazard Monitoring system, we also have temperature sensors that are used to monitor bearing temperature and belt misalignment.

Drive Control Systems. In 1987, we expanded our speed monitoring systems product line to include products that regulate and synchronize machine speeds. Drive control system products not only monitor machine operation levels, but also regulate the speed of motors on related machines in a production sequence to ensure that the performances of various operations are coordinated. In the past, these distinct features allowed us to market these products under the Drive Control Systems name. The product line consists of a line of digital control products for motors that require a complete closed loop PID (Proportional Integral Derivative) control. The closed loop controllers coordinate production speed among process motors and reduce waste.

In 1988, we entered into a sales agreement with Motrona GmbH (formerly MKS Maschinen Kontroll Systeme GmbH), the West German manufacturer of a Synchronous Drive Controller (“SDC”) product line, giving us rights to distribute in the United States the drive control products manufactured by Motrona GmbH. The SDC product line manufactured by Motrona GmbH coordinates motors in a production machine with other parts of the machine process. The SDC products were designed as a precision speed reference for use with variable speed drives and to enable manufacturers to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors.

We believe that manufacturing companies can achieve significant savings in both time and materials by adding drive control technology to existing manufacturing processes to coordinate operation of related machines. We intend to continue to market our products to this “retro-fit” market and also to companies building new manufacturing machinery or processing systems.

In 2008, we introduced our Electro-Sentry Hazard Monitoring System which integrates our sensors for bearing temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring. By doing this, we are enabling our customer to locate which part of the material handling system is operating incorrectly, typically in under ten seconds. This is done by using visual diagrams on the touch screen.

We expect to continue to expend resources in development and marketing of our various Production Monitoring Systems throughout 2009.

AutoData Systems Division

We initially began development of the AutoData Systems Division (“AutoData”) as a development project chartered to create opportunities using proprietary pattern recognition technology. The current outcome of the project is two Microsoft® Windows®-based software programs that automate the collection of data from surveys and other forms. AutoData software reads hand-printed characters, checkmarks, and barcodes from images of scanned forms or from forms filled out online.

By automatically extracting information from paper forms and converting it into a format compatible with most computer databases, AutoData offers an alternative to manual data entry. This intelligent data entry alternative saves time, strain, and money compared to the manual method of data entry. The basis of the handprint reading capability is Associative Pattern Memory™ (APM), a patented pattern recognition algorithm. APM is a trainable, neural network-based memory that was incorporated in a Dynamic Link Library (DLL) and is used in the products currently sold by AutoData. The APM patent is owned by PPT Vision and AutoData has been granted an exclusive open-ended license to use the patent.

AutoData became an operating segment in January 1993. The first software package, AutoData® Pro™, was released in May 1993. This software package was designed for the end user. AutoData Pro served as a utility software package designed to process only checkmark and handprint information from scanned forms. The software allowed the user to export the data in an ASCII file format.

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

AutoData released AutoData Scannable Office™ software in March 2000. Scannable Office was the product replacement for PRO and provided an upgrade path for PRO customers. Scannable Office offered a key enhancement: integration with the Microsoft Office Suite. Scannable Office allows the user to create scannable forms in Microsoft Word. The software reads data from images of completed forms and automatically places the extracted data directly into Microsoft® Excel, Access, or any ODBC-compliant database, setting data up for analysis. Scannable Office has the widest recognition capabilities of the AutoData end-user products; it contains hand print (ICR), optical character (OCR), optical mark (OMR) and barcode recognition engines, and image capture capability.

In December 2002, we released AutoData ExpertScan™. ExpertScan has hand print (ICR), optical mark (OMR) and barcode recognition engines, and image capture capability. Like Survey Plus 2000, ExpertScan automates survey and form processing, as well as tabulation of results. The product offers several form design and reporting enhancements. It has also been sold as an upgrade to Survey Plus 2000, which was retired in January 2005. ExpertScan provides a mid-range option for AutoData prospects, and the most recent software, NetE-nable™, a web add-on to ExpertScan released in August 2007, rounds out the Company’s product offerings. Prospective customers frequently call AutoData in search of a single software program that combines both paper and web data collection, while existing ExpertScan customers have expressed a desire for web functionality. ExpertScan with NetE-nable fulfills both of these needs, and provides a single database (paper and web data combined) from which ExpertScan creates reports and analysis. ExpertScan with NetE-nable continues to be a successful addition to the AutoData product line.

NetE-nable offers a more convenient way for people to respond on a survey or form to what an organization needs to know, in ways the customer or respondent might not if provided with only paper forms.

A major advantage of this new product is that it allows data from both paper and electronic forms to be collected by the same software in one easy-to-use package. Another big advantage is that no additional hardware is needed. Online forms are stored on the NetE-nable server in a secure environment along with any data that is collected.

The NetE-nable Wizard permits the user to transform any survey or form already created in ExpertScan into an online form. It only takes about seven clicks of the mouse to complete the process of publishing a form or survey to the Web. In four clicks, NetE-nable retrieves the data from the online form into the Access database that ExpertScan built automatically when the form was originally designed. Paper and Web form data automatically populates the same Access database, and the ExpertScan reports generator analyzes that data and creates a variety of reports.

The typical customer for NetE-nable is any current ExpertScan customer, as well as any future customers of ExpertScan software, which is a prerequisite for purchasing NetE-nable.

Marketing and Distribution

Production Monitoring Division. The Production Monitoring Division sells its products primarily through home office sales people who deal directly with customers and a number of manufacturer’s representatives with exclusive territories and non-exclusive distributors located throughout the United States, Mexico, China, Korea, Canada, Peru, Chile, Bolivia, Thailand, Israel, Malaysia, Singapore, Great Britain, and South Africa. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in all major standard industrial classifications, including grain, feed, biofuels, food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

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

Competition

Production Monitoring Division. Competition for our monitoring products arises from a broad range of industrial and commercial businesses. Design, quality and multiplicity of application, rather than price, are the focus of competition in selling these products. We have substantial competition for our production monitoring systems. Many of these competitors are well established and larger than us in terms of total sales volume. Among our larger competitors are: Danaher Controls, Red Lion Controls, Control Concepts, 4B Elevator Components Ltd., Durant Corporation, and Contrex, Inc. We believe our competitive advantages include that our products are sold as ready-to-install units and that our products have a wide range of applications. Our major disadvantages include the fact that our major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

AutoData Systems Division. Competition for the market segment primarily ranges from substitute products such as Data Entry suppliers, to directly competitive software suppliers, and more recently, suppliers of web-based survey software and services. We believe that few direct competitors have as sophisticated recognition capabilities as our products. However, our products face direct competition from both ends of the spectrum: larger competitors offering a broader array of software products and services, and firms similar in size that offer a low-priced, more limited product.

The market is segmented based primarily on price and capabilities, with the larger firms, notably Cardiff Software and Captiva Software, offering enterprise-wide systems with broad information capture capabilities. Our products are focused on desktop, rather than enterprise-wide, solutions, positioning our products as most appropriate to small offices and departments of larger organizations.

Because price is a primary competitive factor, we are subject to increasing pressures to make price adjustments to remain competitive. Such downward price adjustments, if any, may have an adverse impact on our results of operations if not offset by an increase in revenues and/or a reduction in expenses.

Suppliers

Production Monitoring Division. The Production Monitoring Division purchases parts and materials for its production monitoring systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with proprietary designs. Multiple sources of these supplies and materials are readily available, and the Controls Division is not dependent on any single source for these supplies and materials. This Division has not experienced any problem of short supply or delays from its suppliers.

AutoData Systems Division. The AutoData Systems Division purchases a variety of supplies and materials from various vendors and is not dependent upon any one source.

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

We hold four patents relating to our Production Monitoring Systems, and have obtained six patents related to our character recognition technology. We have also entered into an open-ended license agreement with Motrona GmbH, a manufacturer of a Synchronous Drive Controller (“SDC”) product line, which grants us rights to distribute in the United States the drive control products manufactured by Motrona GmbH.

PPT Vision, Inc. has granted us an exclusive open-ended license that allows us to incorporate a patented neural network algorithm in our products. AutoData Systems Division uses this algorithm in its character recognition technology.

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

Production Monitoring Division:

2008: $431,000

2007: $370,000

Our development projects for this division are undertaken based upon the identified specific needs of our customer base.

AutoData Systems Division:

2008: $199,000

2007: $202,000

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

Employees

As of March 4, 2009, we had 32 employees, of which 31 are full-time and one is part-time. We believe that our relations with our employees are good.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, forward-looking statements with respect to our business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to shareholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking. Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements relating to management’s intentions that we not become an investment company, our expectations and intentions with respect to growth, statements relating to management’s beliefs with respect to the spending slowdown in our market segments, marketing and product development, our expectations and beliefs with respect to the value of our intellectual property, our intention with respect to gradually liquidating our investment securities to finance working capital needs, our expectations and beliefs with respect to the future performance of our investment securities, the adequacy of our facilities, expansion of the number of our manufacturer’s representatives and exclusive distributors, our intention to develop new products, the possibility of acquiring compatible businesses as part of our growth strategy, our expectations with respect to our cash requirements and use of cash, and our expectations with respect to the continuance of our quarterly dividend payments. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include:

•	our ability to successfully develop new products;

•	our ability to quickly and successfully adapt to changing industry technological standards;

•	our ability to comply with existing and changing industry regulations;

•	our ability to manage cash requirements;

•	our ability to attract and retain new manufacturer’s representatives and exclusive distributors;

•	our ability to attract and retain key personnel, including senior management;

•	our ability to adapt to changing economic conditions and manage downturns in the economy in general; and

•	our ability to keep pace with competitors, some of whom are much larger and have substantially greater resources than us.

Item 1A.  Risk Factors.

Not applicable.

Item 2. Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. The facility is anticipated to be adequate for our needs in 2009.

Item 3. Legal Proceedings.

We were not the subject of any legal proceedings as of the date of this filing. We are not aware of any threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades on the Nasdaq Capital Market of The Nasdaq Stock Market® under the symbol “ELSE”. The following table sets forth the quarterly high and low reported last sales prices for our Common Stock for each period indicated as reported on the Nasdaq system.

	Period	High	Low

2008	First Quarter	$5.92	$4.27
	Second Quarter	$5.53	$4.25
	Third Quarter	$4.96	$3.71
	Fourth Quarter	$3.99	$2.51

2007	First Quarter	$6.28	$4.95
	Second Quarter	$6.94	$5.10
	Third Quarter	$6.66	$3.00
	Fourth Quarter	$6.03	$5.45

Based on data provided by our transfer agent, management believes that as of March 9, 2009, the number of share owner accounts of record was approximately 120.

We paid cash dividends on our Common Stock of $0.16 per share in 2008 and 2007.

From time to time, we may be required to repurchase some of our securities as a result of obligations described in Note 9 to our 2008 consolidated financial statements. We did not repurchase any equity securities during the years ended December 31, 2008 and 2007.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2008 vs. Fiscal Year 2007

Net Revenues

Net revenues for fiscal year 2008 decreased $363,000 to $6,729,000, or 5.1%, when compared to net revenues for fiscal year 2007.

Net revenues for the Production Monitoring Division decreased to $6,193,000, a decrease of $301,000, or 4.6%, when comparing fiscal year 2008 to fiscal year 2007. The Production Monitoring Division experienced a decrease in net sales for the year ended December 31, 2008 due in large part to fluctuations of commodity grain and feed product prices worldwide, which has decreased the demand for biofuels. We have also been impacted by a slowing of capital spending on plant construction and expansion projects in 2008, which has affected all product categories. The recent economic turmoil has resulted in a slowdown in spending across all of our major market segments, which management expects to continue into 2009. In 2008, two new exclusive distributors were added internationally and, effective January 1, 2009, a new manufacturer’s representative was added and assigned two states to continue to develop our sales and marketing channel. We have continued to expand the joint sales calls and training with all of our partners in order to increase their knowledge and effectiveness. Throughout 2009, we expect to continue to expand the number of manufacturer’s representatives and exclusive distributors. Our corporate web sites provide significant information and product application knowledge to prospects and customers and also direct knowledge to our sales partners. New products developed and added to the product line in 2008 include the Electro-Sentry system, shaft tach speed sensor, rub block inspection doors, and new versions of several sensors for hazardous location installations. The Electro Sentry system integrates a touch screen and programmable logic controller with our sensors to allow users to very quickly identify where a problem is occurring in the customer’s production systems.

We will continue to develop new products that broaden the line and provide complete monitoring solutions to our customers. The customers for our Production Monitoring Division have diverse applications for our products in the grain, feed, biofuels, power generation, mining, chemical, and other processing areas. We are continuing to look for new industries to expand sales for our Production Monitoring Division. We may also consider acquiring compatible businesses as part of our growth strategy.

Net revenues for the AutoData Systems Division decreased to $536,000, a decrease of $62,000, or 10.4%, when comparing fiscal year 2008 to fiscal year 2007. This decrease is primarily due to decreased sales of the ExpertScan and Scannable Office software products and related hardware needs.

NetE-nable, the web add-on to ExpertScan software, was released at the end of August 2007. ExpertScan with NetE-nable makes automated data collection faster, easier and more cost-effective. Because of a number of established online form competitors, sales of NetE-nable began slowly during the last four months of 2007 and sales remained steady throughout 2008. However, NetE-nable has the competitive advantage of offering one software program for both paper and electronic forms, and AutoData expects additional revenue from sales of NetE-nable to gradually increase during 2009, augmenting revenue from the ExpertScan and Scannable Office software programs.

Cost of Sales

Our cost of sales decreased from $2,569,000 to $2,546,000, a difference of $23,000, or 0.9%, when comparing fiscal year 2008 to fiscal year 2007. This decrease was primarily a result of decreased sales offset by an increase in material costs and the additional development costs for the Electro Sentry systems. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner. We continually look for lower cost sources of raw materials and outsource PC Board assembly when appropriate.

Gross Margins

Gross margin for the fiscal year 2008 was 62.2% versus 63.8% for the prior fiscal year. This slight decrease in margin was due to higher material and shipping costs. Gross margin for the Production Monitoring Division for the fiscal year ending December 31, 2008 and 2007 was 59.8% and 62.5%, respectively. The primary cause of the decrease in the gross margin was due to the new Electro Sentry systems, which contained a significant amount of costs related to customer training and internal staff development. The remaining variances were due to raw material expenses rising slightly faster than sales. Gross margin for the AutoData Systems Division for the fiscal year ending December 31, 2008 and 2007 was 89.1% and 77.6%, respectively. The increase was due to a smaller hardware sales dollar volume in fiscal year 2008. Gross margins on hardware are smaller than the gross margins on software.

Operating Expenses

Total operating expenses increased by $93,000, or 2.9%, when comparing fiscal year 2008 to fiscal year 2007. Of this increase, the Production Monitoring Division contributed an increase in operating expenses of $145,000, or 5.4%, when comparing fiscal year 2008 to fiscal year 2007. The AutoData Systems Division had a decrease in operating expenses of $52,000, or 10.5%, when comparing fiscal year 2008 to fiscal year 2007.

Selling and marketing costs increased by $91,000, or 6.6%, when comparing fiscal year 2008 to fiscal year 2007. Of this increase, the Production Monitoring Division had an increase of $101,000, or 8.4%. The AutoData Systems Division had a decrease of $10,000, or 5.6%. The increase from the Production Monitoring Division was due to an increase in salaries and wages and benefit expense because of a new hire and increased efforts in marketing our products through manufacturer’s representatives, additional advertising in trade publications and websites, and trade shows and related marketing. We increased the number of sales trips to customers, including outside sales representatives when possible. We continue to grow our email product update notification in order to generate awareness and interest. The decrease from the AutoData Systems Division was due to decreases in salaries and wages and benefit expense due to a decrease in personnel in marketing.

General and administrative costs decreased by $56,000, or 4.6%, in fiscal year 2008 compared to fiscal year 2007. Of this decrease, the Production Monitoring Division had a decrease of $18,000, or 1.6%. This decrease was primarily due to contractor expenses (which were replaced by new hires), recruitment expenses, and accounting and other professional fees, including fees associated with Sarbanes-Oxley Section 404 documentation and testing. This was offset by increases in wages and benefits because of a new hire, depreciation expense on the upgrade of the enterprise software and related hardware, and computer maintenance and supplies. The AutoData Systems Division had a decrease of $38,000, or 33.9%. The decrease for the AutoData Systems Division was due to decreased use of contract personnel, accounting and other professional fees, including fees associated with Sarbanes-Oxley Section 404 documentation and testing and a decline in the allowance for doubtful accounts, offset by an increase in computer supplies and maintenance.

Research and development costs increased $58,000, or 10.1%, in fiscal year 2008 when compared with fiscal year 2007. The Production Monitoring Division research and development costs increased $62,000, or 16.8%, and AutoData Systems Division had a decrease of $4,000, or 2.0%. The increase in research and development costs in the Production Monitoring Division was due to additional product prototypes, mainly for the Electro Sentry system, wage and benefit increases in the engineering department, and legal fees related to patents. The decrease in the AutoData Systems Division was due to a decrease in computer maintenance and supplies.

Operating Income (Loss)

Operating income for fiscal year 2008 was $918,000, compared to last year’s operating income of $1,351,000, a decrease of $433,000 or 32.1%.

The Production Monitoring Division had operating income of $882,000 compared to operating income of $1,380,000 in 2007, a decrease of $498,000, or 36.1%. The decrease in operating income was mainly due to a decrease in net sales (due in large part to fluctuations of commodity grain and feed product prices worldwide), a decrease in the gross margin (from 62.5% to 59.8%, primarily due to the new Electro Sentry systems), and an increase in the percentage of operating expenses to net sales (from 41.3% of net sales in 2007 to 45.6% of net sales in 2008).

The AutoData Systems Division had 2008 operating income of $36,000 compared to an operating loss of $29,000 for 2007, an increase of $65,000, or 224.1%. This increase in operating income was due primarily to an increase in the gross margin percentage due to increased sales of software and support and decreased sales of hardware.

Non-Operating Income

ESI Investment Company continues to provide us with an alternative source of earnings through investments in available-for-sale securities; however, our intent is to remain an operations-based company. Our investments in available-for-sale securities are subject to significant positive and negative changes in value. In addition to income from the sale of investments, we also realize interest income from our short-term holdings.

Investment income for fiscal year 2008 decreased by $178,000 to $72,000. The decrease was driven by a decrease in interest income and the recognized loss on a $35,000 investment in Minn Shares, Inc, (MSHS). Minn Shares, Inc. has been liquidated and we do not believe that we will receive any additional return of our investment. The decrease of 60.8% or $146,000 in interest income earned on temporary cash investments was a result of decreased interest rates on Treasury Bills, which were 4.89% in January 2007 and 0.06% in December 2008.

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

Net Income After Tax

We reported net income after tax for fiscal year 2008 of $606,000, as compared to net income of $1,196,000 in 2007, a decrease of $590,000, or 49.3%. Income per share was $0.18 in 2008 compared to earnings per share of $0.36 in 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease in our cash and cash equivalents was $250,000 during fiscal year 2008.

Cash from operating activities of $278,000 for the twelve months ended December 31, 2008 was primarily a result of our net income adjusted for depreciation expense on capital assets, accounts receivable, inventories, accrued expenses, income tax activity and realized loss on an investment. Cash from operating activities decreased $810,000 for the twelve month period ended December 31, 2008 when compared to the twelve month ended December 31, 2007 due to a decrease of $590,000 in net income and a $518,000 decrease in accrued income taxes, offset by a $473,000 increase in trade receivables.

Cash provided by investing activities was $5,000 for the twelve-month period ended December 31, 2008 compared to cash used in investing activities of $269,000 for the year ended December 31, 2007.  Cash used for capital expenditures was $269,000 for the twelve months ended December 31, 2007. There were no capital expenditures during the twelve months ended December 31, 2008.

Cash used in financing activities was $533,000 and $491,000 for the twelve months ended December 31, 2008 and 2007, respectively. During the twelve months ended December 31, 2008 and 2007, we paid aggregate dividends of $539,000 and $538,000, respectively. During the twelve months ended December 31, 2008 and 2007, we had $6,000, each year, in stock purchases under the Employee Stock Purchase Plan. Also, in the year ended December 31, 2007, $41,000 in stock options were exercised.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development in both the Production Monitoring and AutoData divisions, and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc (“PPT”), listed on the Pink Sheets. The Rudolph investment is accounted for using the available-for-sale method. The PPT investment is accounted for under the equity method of accounting. The fair value of the Rudolph investment totaled $1,212,000 and $3,886,000 as of December 31, 2008 and 2007, respectively. The fair value of the PPT investment totaled $33,000 and $66,000 as of December 31, 2008 and 2007, respectively. These stocks are subject to fluctuations in price and could have a negative effect on our liquidity. Liquid securities are periodically sold as deemed appropriate by management. The market value of PPT and Rudolph stock as of February 27, 2009 was $28,000 and $930,000, respectively.

CRITICAL ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. As described in the notes to the financial statements, significant accounting estimates which are critical at this time are the economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, valuation of inventory and valuation of investments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Electro-Sensors, Inc. and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheet of Electro-Sensors, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the fiscal years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

March 23, 2009

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

	December
	2008	2007
ASSETS

Current assets

Cash and cash equivalents	$5,529	$5,779
Available-for-sale securities	1,215	3,892
Trade receivables, less allowance for doubtful accounts of $8 and $17, respectively.	575	818
Inventories	1,239	1,027
Income tax receivable	117	0
Other current assets	87	91

Total current assets	8,762	11,607

Property and equipment, net	1,336	1,458

Total assets	$10,098	$13,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$59	$107
Accrued expenses	155	270
Deferred revenue	86	83
Accrued income tax	0	345
Deferred income tax	475	1,373

Total current liabilities	775	2,178

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,366,880 and 3,365,463 shares, respectively	337	337
Additional paid-in capital	1,513	1,507
Retained earnings	6,783	6,716
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	690	2,327

Total stockholders’ equity	9,323	10,887

Total liabilities and stockholders’ equity	$10,098	$13,065

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Years ended December 31,
	2008	2007

Net Sales	$6,729	$7,092
Cost of Goods Sold	2,546	2,569

Gross Profit	4,183	4,523

Operating Expenses

Selling and marketing	1,467	1,376
General and administrative	1,168	1,224
Research and development	630	572

Total Operating Expenses	3,265	3,172

Operating Income	918	1,351

Non-operating Income (Expense):

Loss on investment securities	(33)	0
Interest income	94	240
Other income	11	10

Total Non-operating Income	72	250

Income before Income Taxes	990	1,601
Federal and State Income Taxes	384	405

Net Income	$606	$1,196

Net Income per share data

Basic

Net income per share	$.18	$.36
Weighted average shares	3,366,493	3,361,663

Diluted

Net income per share	$.18	$.35
Weighted average shares	3,397,273	3,395,903

Dividends paid per common share	$0.16	$0.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

	Common Stock Issued		Additional paid-in capital	Retained earnings	Comprehensive income/(loss)	Accumulated other comprehensive income	Total Stockholders’ equity
	Shares	Amount
Balance, January 1, 2007	3,345,639	$335	$1,453	$6,058		$3,307	$11,153

Exercise of stock options	18,450	2	39				41
Stock option grants			9				9
Unrealized losses on investments net of reclassification adjustment and taxes					$(980)	(980)	(980)
Stock issued through the employee stock purchase plan	1,374	0	6				6
Dividend on common stock				(538)			(538)
Net income				1,196	1,196		1,196
Total comprehensive income					$216

Balance, December 31, 2007	3,365,463	337	1,507	6,716		2,327	10,887

Unrealized losses on investments net of reclassification adjustment and taxes					(1,637)	(1,637)	(1,637)
Stock issued through the employee stock purchase plan	1,417	0	6				6
Dividend on common stock				(539)			(539)
Net income				606	606		606
Total comprehensive loss					$(1,031)
Balance, December 31, 2008	3,366,880	$337	$1,513	$6,783		$690	$9,323

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2008	2007
Cash flows from operating activities

Net Income	$606	$1,196

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	122	82
Realized loss of investments	33	0
Loss on disposal of fixed assets	0	3
Issuance of stock options	0	9
Change in allowance for doubtful accounts	(9)	0
Deferred income taxes	104	(88)
(Increase)/decrease in:
Trade receivables	252	(221)
Inventory	(212)	(28)
Other current assets	4	(16)
Increase/(decrease) in:
Accounts payable	(48)	(32)
Accrued expenses	(115)	109
Deferred revenue	3	18
Accrued income taxes	(462)	56

Net cash from operating activities	278	1,088

Cash flows from investing activities:

Proceeds from investments	5	0
Purchase of property and equipment	0	(269)

Net cash provided by (used in) investing activities	5	(269)

Cash flows from financing activities:

Proceeds from issuance of stock	6	47
Dividends paid	(539)	(538)

Net cash used in financing activities	(533)	(491)

Net increase/(decrease) in cash and cash equivalents	(250)	328

Cash and cash equivalents, beginning	5,779	5,451
Cash and cash equivalents, ending	$5,529	$5,779

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments, net of tax	$(1,637)	$980
Cash paid during the year for income taxes	$753	$440

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company” or “ESI”.

Electro-Sensors, Inc. operates two distinct businesses. The first is the Production Monitoring Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The division utilizes leading-edge technology to continuously improve its products and make them easier to use. The division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations. The division markets its products to a number of different industries located throughout the United States and abroad.

The second business is the AutoData Systems Division (“AutoData”). AutoData designs and markets desktop software based systems that read handprinted characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms. AutoData products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision, Inc (“PPT”). The Rudolph investment is accounted for using the available-for-sale method. The PPT investment is accounted for under the equity method of accounting. See Note 2 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of the consolidated financial statements, in accordance with generally accepted principles in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, valuation of inventory and valuation of investments. It is at least reasonably possible that these estimates may change in the near term.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash Equivalents are invested in money market accounts and Treasury Bills. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

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

Available-for-sale securities

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

Property and equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized.

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

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

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranty returns, customers have refund rights. Our standard products are used in a wide variety of industries, returns for a refund are minimal and immaterial to the financial statements (currently approximately .7% of net sales) and are recognized when the returned product is received by the Company.

Software revenue recognition

The Company recognizes revenue upon shipment of its automated data collection software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper. To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. AutoData customers pay an annual maintenance fee for software support, which is recognized as deferred revenue on the balance sheet and is recognized in income, on a monthly basis, over the life of the contract.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $233,000 and $201,000 for the years ended December 31, 2008 and 2007, respectively.

Research and development

Expenditures for research and development are expensed as incurred.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2008 and 2007 was $122,000 and $82,000, respectively.

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

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income	Shares	Per share amount
2008:
Basic EPS	$606,000	3,366,493	$0.18
Effect of dilutive employee stock options		30,780
Diluted EPS	$606,000	3,397,273	$0.18

2007:
Basic EPS	$1,196,000	3,361,663	$0.36
Effect of dilutive employee stock options		34,240
Diluted EPS	$1,196,000	3,395,903	$0.35

Comprehensive income (loss)

Comprehensive income includes the Company’s net income plus other comprehensive income (loss) items that are excluded from net income. The Company’s other comprehensive income consists of unrealized gains (losses), net of income taxes and reclassification adjustments for gains and losses included in net income.

	Years ended December 31,
	2008	2007
Net income	$606,000	$1,196,000

Other comprehensive loss:
Change in unrealized gain on investments, net of tax	(1,637,000)	(980,000)

Total comprehensive income (loss)	$(1,031,000)	$216,000

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2008, the Company had one stock-based employee compensation plan. There were no option grants during 2008. During the year ended December 31, 2007, the Company issued 5,000 common share options.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows for 2007:

Dividend yield	0.00%
Expected volatility	36.74%
Risk free interest rate	4.93%
Expected lives	10 years

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS 160 must be applied prospectively for fiscal years, and is effective for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. As the provisions of SFAS 160 are applied prospectively, the impact cannot be determined until a transaction occurs, if any.

Note 2. Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2007
Treasury Bills	$3,904,000	$0	$0	$3,904,000
Money Market Funds	1,365,000	0	0	1,365,000
Equity Securities	139,000	3,846,000	(93,000)	3,892,000
	5,408,000	3,846,000	(93,000)	9,161,000
Less Cash Equivalents	5,269,000	0	0	5,269,000
Total Investments, December 31, 2007	$139,000	$3,846,000	$(93,000)	$3,892,000

December 31, 2008
Treasury Bills	$5,180,000	$0	$0	$5,180,000
Money Market Funds	169,000	0	0	169,000
Equity Securities	101,000	1,169,000	(55,000)	1,215,000
	5,450,000	1,169,000	(55,000)	6,564,000
Less Cash Equivalents	5,349,000	0	0	5,349,000
Total Investments, December 31, 2008	$101,000	$1,169,000	$(55,000)	$1,215,000

Realized gains and losses on investments are as follows:

	December 31,
	2008	2007
Gross Realized Gains	$2,000	$0
Gross Realized Losses	(35,000)	0
Net Realized Loss	$(33,000)	$0

At December 31, 2008 and 2007, the Company’s significant investment in equity securities is 343,267 shares of Rudolph, accounted for under the available-for-sale method. As of December 31, 2008, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $1,212,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At December 31, 2008, the Company owned 551,759 shares of PPT, which is 2.0% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at December 31, 2008 was approximately $33,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 2.0% of PPT’s outstanding stock and the Company’s Secretary owns a controlling interest in PPT, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through December 31, 2008 has not been recognized on its current financial statements. At December 31, 2008, the Company had approximately $1,499,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the year ended December 31, 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount In Consolidated Balance Sheet December 31, 2008		Level 1	Level 2	Level 3
		Fair Value December 31, 2008
Assets:
Money Market Funds	$169,000	$169,000	$169,000	$—	$—
Treasury Bills	$5,180,000	$5,180,000	$5,180,000	$—	$—
Available-for-sale: Investments	$1,215,000	$1,215,000	$1,215,000	$—	$—

The fair value of the money market funds and treasury bills are based on quoted market prices in an active market. Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2008	2007
Raw Materials	$840,000	$694,000
Work In Process	195,000	170,000
Finished Goods	204,000	163,000
Total Inventories	$1,239,000	$1,027,000

Note 5. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2008	2007
Equipment	$316,000	$316,000
Furniture and Fixtures	501,000	501,000
Building	1,370,000	1,370,000
Land	415,000	415,000
	2,602,000	2,602,000
Less Accumulated Depreciation	1,266,000	1,144,000
Total Property and Equipment	$1,336,000	$1,458,000

Note 6. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2008	2007
Wages and Commissions	$127,000	$219,000
Other	28,000	51,000
Total Accrued Expenses	$155,000	270,000

Note 7. Commitments

Lease commitments

The Company is leasing office equipment under operating leases expiring at various dates through 2010.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2009	$21,000
2010	21,000
Total Minimum Lease Payments	$42,000

Rental expense charged to operations was $32,000 annually for the years ended December 31, 2008 and 2007.

Note 8. Common Stock Options and Stock Purchase Plan

Stock-based compensation

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its Common Stock. The Company granted one stock option, to a director, for 5,000 shares under this plan during 2007, and at December 31, 2008, 30,780 shares were granted and exercisable under this plan. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its Common Stock to its full-time employees. During 2008 and 2007, shares of 1,417 and 1,374 respectively, were issued under this plan. At December 31, 2008, shares of 86,488 were available for future issuance.

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

The following table summarizes the activity for outstanding incentive stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at January 1, 2007	45,730	$2.77	3.9
Granted	0
Exercised	(18,450)	2.22
Canceled/forfeited/expired	(1,500)	2.44
Balance at December 31, 2007	25,780	3.19	5.2
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2008	25,780	$3.19	4.2	$266
Vested and exercisable as of December 31, 2008	25,780	$3.19	4.2	$266
Vested and expected to vest as of December 31, 2008	25,780	$3.19	4.2	$266

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2008.

The following table summarizes the activity for outstanding director stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at January 1, 2007	0	$0
Granted	5,000	5.36	9.3
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2007	5,000	5.36	9.3
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2008	5,000	$5.36	8.3	$0
Vested and exercisable as of December 31, 2008	5,000	$5.36		$0
Vested and expected to vest as of December 31, 2008	5,000	$5.36		$0

(1) The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2008.

The Company recognized stock-based compensation expense of approximately $9,000 during the year ending December 31, 2007 as a result of the adoption of SFAS No. 123R. As of December 31, 2008 and 2007, respectively there was no unrecognized compensation cost related to stock options that is expected to be recognized over a period of 1-2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock purchase plan

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s Common Stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 148,088 shares of the Company’s stock at December 31, 2008. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2008.

ESOP compensation expense was $0 and $18,000 for the years ended December 31, 2008 and 2007, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2008, 148,088 shares of the Company’s stock, with an aggregate fair market value of approximately $474,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2008 and 2007 other than its matching of 401(k) salary reductions, which totaled $59,000 and $52,000 for 2008 and 2007, respectively.

Note 10. Income Taxes

The components of the income tax provision for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Current:
Federal	$291,000	$469,000
State	12,000	24,000
Deferred:
Federal	73,000	(88,000)
State	8,000	0
Total Federal and State Income Taxes	$384,000	$405,000

The provision for income taxes for the years ended December 31, 2008 and 2007 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2008	2007

Computed “Expected” Federal Tax Expense	$337,000	$496,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	9,000	31,000
Credits	(43,000)	(34,000)
Deferred Taxes	81,000	(88,000)
Total Federal and State Income Taxes	$384,000	$405,000

The components of the net deferred tax asset (liability) consist of:

	2008	2007

Deferred Tax Assets
Vacation Disallowance	$27,000	$24,000
Allowance for Doubtful Accounts	3,000	7,000
Investment in Equity Method Investee	962,000	927,000
Valuation Allowance	(962,000)	(927,000)
Total Deferred Tax Assets	$30,000	$31,000

Deferred Tax Liabilities:
Prepaid Expenses	$31,000	$30,000
Depreciation	51,000	66,000
Net Unrealized Gain on Investments	423,000	1,308,000
Total Deferred Tax Liabilities	$505,000	1,404,000

Net Deferred Tax Asset (Liability)	$(475,000)	$(1,373,000)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

On January 1, 2007, the Company adopted the provisions of FIN 48, which requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service are 2005 through 2008. The tax years that remain open to examination by the Minnesota Department of Revenue are 2004 through 2008. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2007 or December 31, 2008.

Note 11. Segment Information

The Company has three reportable operating segments based on the nature of its product lines: Production Monitoring, AutoData Sytems, and Investments. The Production Monitoring Division manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The AutoData Systems Division designs and markets desktop software based systems that read handprinted characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms. Sales of these systems include software and can include hardware. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	2008	2007

Net revenues
Production Monitoring (products)	$6,193,000	$6,494,000
AutoData Systems (software and related hardware)	536,000	598,000
ESI Investment Company	0	0
Total	6,729,000	7,092,000
Sales in foreign countries
Production Monitoring	477,000	397,000
AutoData Systems	15,000	30,000
ESI Investment Company	0	0
Total	492,000	427,000
Interest income
Production Monitoring	18,000	44,000
AutoData Systems	0	0
ESI Investment Company	76,000	196,000
Total	94,000	240,000
Depreciation expense
Production Monitoring	117,000	76,000
AutoData Systems	5,000	6,000
ESI Investment Company	0	0
Total	122,000	82,000
Capital purchases
Production Monitoring	0	269,000
AutoData Systems	0	0
ESI Investment Company	0	0
Total	0	269,000
Total assets
Production Monitoring	2,105,000	2,271,000
AutoData Systems	0	0
ESI Investment Company	7,993,000	10,794,000
Total	10,098,000	13,065,000
Income before income taxes
Production Monitoring	1,116,000	1,638,000
AutoData Systems	36,000	(29,000)
ESI Investment Company	(162,000)	(8,000)
Total	990,000	1,601,000

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company's internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company's internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 22, 2009 (“Annual Meeting”).

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct” and “Corporate Governance – Audit Committee” that appear in the Company’s Definitive Proxy Statement for its Annual Meeting. Information concerning executive officers Bradley D. Slye and Peter R. Peterson is included in the sections referred to above.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” that appears in the Company’s Definitive Proxy Statement for its Annual Meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” that appears in the Company’s Definitive Proxy Statement for its Annual Meeting.

The following table provides information as of December 31, 2008 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	30,780	$3.54	102,990(1)

Equity compensation plans not approved by security holders	—	—	—

Total	30,780	$3.54	102,990(1)

(1) Includes 10,250 shares issuable pursuant to the 1997 Stock Option Plan and 92,740 shares issuable pursuant to the 1996 Employee Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance – Independence,” “Election of Directors” and “Transactions with Related Persons, Promoters and Certain Control Persons” that appear in the Company’s Definitive Proxy Statement for its Annual Meeting.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that appears in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements.

Reference is made to the Index to Consolidated Financial Statements appearing on Page 13 hereof.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report.

Exhibits.

See “Exhibit Index” on the page following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer
Date:	March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints BRADLEY D. SLYE and PETER R. PETERSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 23, 2009

/s/ Peter R. Peterson	Director and Secretary	March 23, 2009

/s/ Joseph A. Marino	Director	March 23, 2009

/s/ Geoffrey W. Miller	Director	March 23, 2009

/s/ Robert W. Heller	Director	March 23, 2009

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2008	Commission File No. 0-9587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
^*10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders
^*10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
*10.3	Summary of Compensation Arrangements with Directors
*10.4	Summary of Compensation Arrangements with Executive Officers
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company—Minnesota Senstar Corporation—Minnesota
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 4, 2009
99.2	Investor Information

^	Incorporated by reference to a previously filed report or document—SEC File No. 0-9587
*	Management contract or compensatory plan or arrangement