Form 10-Q
period 2009-03-31
ELECTRO SENSORS INC
filed 2009-05-15
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 11, 2009 was 3,368,450.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets

Cash and cash equivalents	$480	$5,529
Treasury Bills	4,975	0
Available for sale securities	1,044	1,215
Trade receivables, less allowance for doubtful accounts of $9 and $8, respectively	620	575
Inventories	1,182	1,239
Income tax receivable	136	117
Other current assets	100	87

Total current assets	8,537	8,762

Property and equipment, net	1,309	1,336

Total assets	$9,846	$10,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$105	$59
Accrued expenses	199	155
Deferred revenue	75	86
Deferred income tax	410	475

Total current liabilities	789	775

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,368,450 and 3,366,880 shares, respectively	337	337
Additional paid-in capital	1,517	1,513
Retained earnings	6,619	6,783
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	584	690

Total stockholders’ equity	9,057	9,323

Total liabilities and stockholders’ equity	$9,846	$10,098

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$1,279	$1,839
Cost of goods sold	521	667

Gross profit	758	1,172

Operating expenses:

Selling and marketing	340	408
General and administrative	303	323
Research and development	168	170

Total operating expenses	811	901

Operating income (loss)	(53)	271

Non-operating income:

Interest income	3	39
Other income	2	2

Total non-operating income	5	41

Income (loss) before income taxes	(48)	312

Income taxes (benefit)	(19)	113

Net income (loss)	$(29)	$199

Other comprehensive loss:
Change in unrealized value of investments, net of income tax	$(106)	$(329)
Total comprehensive loss	$(135)	$(130)

Net income per share data:

Basic
Net income (loss) per share	$(0.01)	$0.06
Weighted average shares	3,368,363	3,366,096

Diluted
Net income (loss) per share	$(0.01)	$0.06
Weighted average shares	3,399,143	3,396,876

Dividends paid per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities

Net income (loss)	$(29)	$199

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	29	31
Provision for losses on trade receivables	1	(9)
Interest accrued on investments	(3)	0
(Increase)/decrease in:
Trade receivables	(46)	(7)
Inventories	57	(78)
Income taxes receivable	(19)	0
Other current assets	(13)	(2)
Accounts payable	46	130
Accrued expenses	44	(53)
Deferred revenue	(11)	(5)
Accrued income taxes	0	(326)

Net cash provided by (used in) operating activities	56	(120)

Cash flows from investing activities

Proceeds from sale of available for sale securities	0	3
Purchase of investments	(4,972)	0
Purchase of property and equipment	(2)	0

Net cash provided by (used in) investing activities	(4,974)	3

Cash flows from financing activities

Proceeds from issuance of stock	4	3
Dividends paid	(135)	(135)

Net cash used in financing activities	(131)	(132)

Net decrease in cash and cash equivalents	(5,049)	(249)

Cash and cash equivalents, beginning of period	5,529	5,779
Cash and cash equivalents, ending end of period	$480	$5,530

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized loss on investments	$(106)	$(329)
Cash paid for income taxes	$0	$450

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation and Summary of Recently Issued Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions and regulations of the Securities and Exchange Commission to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

This report should be read together with the Company’s annual report on Form 10-K for the year ended December 31, 2008, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three months ended March 31, 2009. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranties, customers have refund rights. Our standard products are used in a wide variety of industries, returns are minimal and insignificant to the consolidated financial statements (currently approximately .9% of net sales) and are recognized when the returned product is received by the Company.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, valuation of inventory, and valuation of investments. It is at least reasonably possible that these estimates may change in the near term.

Recently Issued Accounting Pronouncements

Relative to SFAS 107 and APB Opinion 28, the FASB issued FASB Staff Positions (FSP) 107-1 and APB 28-1. FSP 107-1 and APB 28-1 amend SFAS 107 and APB Opinion 28 to require disclosure about the fair value of financial instruments for interim reporting periods. FSP 107-1 and APB 28-1 are effective for all interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has disclosed fair value information of financial instruments in Note 7 to the financial statements.

Note 2. Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. operates two distinct businesses. The first is the Production Monitoring Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The division utilizes leading-edge technology to continuously improve its products and make them easier to use. The division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, OEM’s and processors who use the products to monitor process machinery operations. The division markets its products to a number of different industries located throughout the United States and abroad.

The second business is AutoData Systems. AutoData designs and markets desktop software-based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms. AutoData products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision Inc (“PPT”). The Rudolph investment is accounted for using the available-for-sale method. The PPT investment is accounted for under the equity method of accounting. See Note 6 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

Note 3. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the (Black-Scholes-Merton) (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2008, the Company had one stock-based employee compensation plan. During the three months ended March 31, 2009, there were no stock options exercised. There were no option grants in the three months ended March 31, 2009.

Note 4. Net Income Per Share

All common share equivalents relating to stock options and warrants are included in the diluted weighted average common shares.

Note 5. Treasury Bills

During February 2009, the Company purchased $4,972,000 in six month Treasury Bills. The Treasury Bills are due on August 15, 2009. It is the intention of management to hold the Treasury Bills until maturity.

Note 6. Available for Sale Securities

ESI Investment Company’s investments consist of equity securities, primarily common stocks, government debt securities and money market funds. The estimated fair value of publicly traded equity securities (other than those accounted for based upon the equity method of accounting) is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Shares of common stock for which there is no readily determinable value (i.e., no quoted market price) are accounted for on a historical cost method (unless accounted for based upon the equity method of accounting). Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

At March 31, 2009, the Company’s significant investment in equity securities is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method. As of March 31, 2009, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $1,040,000 with an approximate cost of $45,000.

Investment Reported on Equity Method:

At March 31, 2009, the Company owned 551,759 shares of PPT Vision Inc. (“PPT”), which is 2.0% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at March 31, 2009 was approximately $33,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 2.0% of PPT’s outstanding stock, and the Company’s Secretary owns a controlling interest, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through March 31, 2009 has not been recognized on its current financial statements. At March 31, 2009, the Company had approximately $1,504,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

Note 7. Fair Value Measurements

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our condensed consolidated balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter of 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount
	in condensed
	consolidated
	balance sheet	Fair Value	Fair Value Measurement Used
	March 31, 2009	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$377,000	$377,000	$377,000	$—	$—
Treasury Bills	$4,975,000	$4,975,000	$4,975,000	$—	$—
Available-for-sale:
Investments	$1,044,000	$1,044,000	$1,044,000	$—	$—

The fair value of the money market funds and Treasury Bills are based on quoted market prices in an active market. Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 8. Segment Information

The Company has three reportable operating segments based on the nature of its product lines: Production Monitoring, AutoData Systems, and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. The AutoData Systems Division designs and markets desktop software-based systems that read hand printed characters, checkmarks, and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms. Sales of these systems include software and can include hardware. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2008. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended March 31,
	2009	2008
External sales
Production monitoring (products)	$1,189	$1,702
AutoData systems (software and related hardware)	90	137
Investments	0	0
Total	$1,279	$1,839

Net income/(loss) before taxes
Production monitoring	$23	$333
AutoData systems	(23)	(1)
Investments	(48)	(20)
Total	$(48)	$312

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2009 decreased $560,000, or 30.5%, when compared to net sales for the same period in 2008.

For the three months ended March 31, 2009 compared to the same period in 2008, the Production Monitoring Division had a decrease in net sales of $513,000, or 30.1%, and the AutoData Systems Division had a decrease in net sales of $47,000, or 34.3%.

The Production Monitoring Division decrease was due in large part to the fluctuations of commodity grain and feed product prices worldwide, which has decreased the demand for biofuels, and the delay in plant construction and expansion. The slowing of capital spending on plant construction and expansion projects that started in the last half of 2008 has continued into the first quarter of 2009. The continuing turmoil in the equity markets that resulted in a slowdown in spending across all of our major market segments has impacted sales for the first quarter. Management expects these trends to continue into the second and, possibly, the third quarter of 2009. While customers have shown an interest in the new Electro Sentry product, the aforementioned slowing of capital spending has negatively impacted sales of the product. The bulk of our sales volume, has historically been, derived from the Speed Monitoring product lines to the grain, feed, biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. Energy production applications in both fossil fuel and biofuels applications continue to show growth in the application of our products.

AutoData Systems decrease in net sales was due in part to the declining economic conditions. New potential customers are delaying the purchase of new systems. After the bidding process has been completed, the turnaround time for receipt of purchase orders has increased due to longer approval cycles.

Cost of Goods Sold

Our cost of goods sold decreased $146,000, or 21.9%, for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was primarily a direct result of decreased sales.

Gross Profit

Gross margin for the three months ended March 31, 2009 was 59.3% versus 63.7% for the same period in 2008. The decrease in gross margin was due to an increase in relative sales volume of lower margin items within the Production Monitoring Division.

Operating Expenses

Total operating expenses decreased $90,000, or 10.0%, for the three months ended March 31, 2009 when compared to the same period of 2008. Of this decrease, the Production Monitoring Division had a decrease of $70,000, or 9.0%, and AutoData Systems Division had a decrease of $20,000, or 16.0%.

Selling and marketing costs decreased $68,000, or 16.7%, for the three months ended March 31, 2009 when compared to the same period in 2008. Of this decrease, the Production Monitoring Division had a decrease of $51,000, or 14.3%, and AutoData Systems Division had a decrease of $17,000, or 33.3%. Sales representative commissions, marketing and advertising, travel, and trade show are the predominant expenses that decreased in the Production Monitoring Division. Marketing efforts are continuing to be directed to our core industries. However, the Company has started to direct marketing efforts to industries, such as the alternative energy industry and water utilities, that are receiving funds in connection with the recently enacted economic stimulus package. The decrease in AutoData Systems Division selling and marketing costs was due to decreased expenses related to salaries and wage expense due to a reduction in staff.

General and administrative costs decreased $20,000, or 6.2%, for the three months ended March 31, 2009 compared to the same period in 2008. Of this decrease, the Production Monitoring Division contributed a decrease of $22,000, or 7.2%, offset by an increase in the AutoData Systems Division of $2,000, or 10.5%. The decrease in general and administrative costs from the Production Monitoring Division was due to a reduction in the cost of computer supplies and a decrease in stock handling fees, which fees are being allocated evenly throughout the year in 2009, whereas all such fees had been expensed in the first quarter of 2008, offset by an increase in legal and professional fees, due to the timing of year end work. The increase in the AutoData Systems Division general and administrative costs was due to an increase in legal and professional fees, due to the timing of year end work, and last year’s adjustment for the decline in the allowance for doubtful accounts. The increase was offset by a decrease in stock handling fees, which fees are being allocated evenly throughout the year in 2009, whereas all such fees had been expensed in the first quarter of 2008.

Research and development costs decreased $2,000, or 1.2%, for the three months ended March 31, 2009 compared to the same period in 2008. Of this decrease, the Production Monitoring Division contributed an increase of $3,000, or 2.6%, offset by a decrease in the AutoData Systems Division of $5,000, or 9.1%. The increase in the Production Monitoring Division research and development costs was due to increased lab testing and legal fees for trademark and patent expenses, offset by a decrease in lab materials and prototypes. During 2008, the development of the Electro-Sentry system substantially increased both lab material and prototype expenses. We do not expect the lab material and prototype expenses to increase significantly during the remainder of 2009, although that is dependent on the products developed. The decrease in the AutoData Systems Division was due to a decrease in contractor expenses.

Non-Operating Income

Non-operating income decreased by $36,000, or 87.8%, for the three months ended March 31, 2009 compared to the same period for 2008. This decrease was due primarily to a decrease in the amount of interest income earned.

Interest income decreased $36,000, or 92.3%, when comparing the three months ended March 31, 2009 to the same period in 2008. This decrease was due to the decreased interest rate on Treasury Bills when comparing the three months ended March 31, 2009 to the same period in 2008. The interest rate on Treasury Bills at March 31, 2009 was 0.301% compared to 2.07% at March 31, 2008.

Income (Loss) Before Income Taxes

The Company had a loss before income taxes of $48,000 for the quarter ended March 31, 2009, representing a decrease in income before income taxes of $360,000, or 115.4%, when compared to an income before income taxes of $312,000 for the quarter ended March 31, 2008.

The Production Monitoring Division had income before income taxes of $23,000 for the three months ended March 31, 2009 compared to $333,000 for the same period in 2008, a decrease of $310,000, or 93.1%. Decreased sales for the division and decreased gross margin contributed to the decrease in net income before income taxes.

The AutoData Systems Division had a loss before income taxes of $23,000 for the three months ended March 31, 2009 compared to a loss before income taxes of $1,000 for the same period in 2008, an increased loss of $22,000, or 2,200%. This increase in the loss before income taxes was due to decreased sales offset by a slight increase in gross margin on product sales.

ESI Investment Company had a loss before income taxes of $48,000 compared to a loss before income taxes of $20,000 for the same period in 2008, an increased loss of $28,000, or 140.0%. This increase in the loss before income taxes was a result of the lower interest rate available on Treasury Bills in 2009 as compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $480,000 at March 31, 2009, $5,529,000 at December 31, 2008, and $5,530,000 at March 31, 2008.

Cash provided by operating activities of $56,000 for the quarter ended March 31, 2009 and cash used in operating activities of $120,000 for the quarter ended March 31, 2008, was primarily the result of depreciation expense on capital assets, accounts receivables, inventories, accounts payable, accrued expenses, income taxes receivable and accrued income taxes.

Cash used in investing activities was $4,974,000 for the three month period ended March 31, 2009 and cash provided by investing activities was $3,000 for the three month period ended March 31, 2008. This significant increase in cash used by investing activities was due to purchases of six month Treasury Bills in the aggregate amount of $4,972,000 in 2009, while there were no such purchases in 2008.

Cash used in financing activities was $131,000 and $132,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. During the quarter ended March 31, 2009 and 2008, we had $4,000 and $3,000, respectively, in stock purchases under the Employee Stock Purchase Plan. We paid dividends of $135,000 in each quarter.

Our ongoing cash requirements will be primarily for capital expenditures, research and development in both the Production Monitoring and AutoData divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc, (“PPT”) listed on the Pink Sheets. The Rudolph investment is accounted for using the available-for-sale method. The PPT investment is accounted for under the equity method of accounting. The Rudolph stock is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of March 31, 2009, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to management’s beliefs with respect to the spending slowdown in our market segments; our marketing efforts; our intention to hold our Treasury Bills until maturity; our expectations with respect to lab material and prototype expenses for our Electro-Sentry product; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, particularly commodity grain and feed product prices, caused by the downturn in the global economy, a prolonged slowdown in plant construction and expansion projects, the impact of any prolonged recessionary conditions or worsening of the global economy, the impact of the recently enacted economic stimulus package, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed in the “Cautionary Statements” of the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4(T). Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

May 15, 2009	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2009

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002