Form 10-Q
period 2009-06-30
ELECTRO SENSORS INC
filed 2009-08-12
CIK 351789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 10, 2009 was 3,370,794.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets

Cash and cash equivalents	$489	$5,529
Treasury Bills	4,979	0
Available for sale securities	1,899	1,215
Trade receivables, less allowance for doubtful accounts of $9 and $8, respectively	515	575
Inventories	1,110	1,239
Income taxes receivable	125	117
Other current assets	74	87

Total current assets	9,191	8,762

Property and equipment, net	1,281	1,336

Total assets	$10,472	$10,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$59	$59
Accrued expenses	164	155
Deferred revenue	69	86
Deferred income tax	735	475

Total current liabilities	1,027	775

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,368,450 and 3,366,880 shares, respectively	337	337
Additional paid-in capital	1,517	1,513
Retained earnings	6,477	6,783
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,114	690

Total stockholders’ equity	9,445	9,323

Total liabilities and stockholders’ equity	$10,472	$10,098

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$1,262	$1,707	$2,541	$3,546
Cost of goods sold	522	625	1,043	1,292

Gross profit	740	1,082	1,498	2,254

Operating expenses:

Selling and marketing	311	382	651	790
General and administrative	288	301	591	624
Research and development	160	153	328	323

Total operating expenses	759	836	1,570	1,737

Operating income (loss)	(19)	246	(72)	517

Non-operating income (expense):

Loss on disposal of investment securities	0	(35)	0	(35)
Interest income	4	20	7	59
Other income	3	3	5	5

Total non-operating income (expense)	7	(12)	12	29

Income (loss) before income taxes	(12)	234	(60)	546

Income taxes (benefit)	(5)	81	(24)	194

Net income (loss)	$(7)	$153	$(36)	$352

Other comprehensive income (loss):
Change in unrealized value of investments, net of income tax	$530	$(420)	$424	$(749)
Total comprehensive income (loss)	$523	$(267)	$388	$(397)

Net Income per Share Data:

Basic
Net income (loss) per share	$(0.00)	$0.05	$(0.01)	$0.10
Weighted average shares	3,368,450	3,366,125	3,368,407	3,366,110

Diluted
Net income (loss) per share	$(0.00)	$0.05	$(0.01)	$0.10
Weighted average shares	3,399,230	3,396,905	3,399,187	3,396,890

Dividends paid per share	$.04	$.04	$.08	$.08

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities

Net income (loss)	$(36)	$352

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	57	61
Provision for losses on trade receivables	1	(11)
Interest accrued on investments	(7)	0
Realized loss on disposal of marketable securities	0	35
(Increase)/decrease in:
Trade receivables	59	15
Inventories	129	(156)
Other current assets	13	21
Income taxes receivable	(8)	(16)
Accounts payable	0	57
Accrued expenses	9	(17)
Deferred revenue	(17)	(5)
Accrued income taxes	0	(345)

Net cash from (used in) operating activities	200	(9)

Cash flows from (used in) investing activities

Proceeds from sale of marketable securities	0	3
Purchase of investments	(4,972)	0
Purchase of property and equipment	(2)	0

Net cash provided by (used in) investing activities	(4,974)	3

Cash flows from (used in) financing activities

Proceeds from issuance of stock	4	3
Dividends paid	(270)	(269)

Net cash used in financing activities	(266)	(266)

Net decrease in cash and cash equivalents	(5,040)	(272)

Cash and cash equivalents, beginning	5,529	5,779
Cash and cash equivalents, ending	$489	$5,507

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain (loss) on investments	$424	$(748)
Cash paid for income taxes	$0	$566

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the six months ended June 30, 2009. The results of interim periods may not be indicative of results to be expected for the year.

Revenue Recognition

In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101 (as amended by SAB No. 104), Revenue Recognition. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped or services performed.

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranties, customers have refund rights. Our standard products are used in a wide variety of industries, returns are minimal and insignificant to the consolidated financial statements (currently approximately 1.0% of net sales) and are recognized when the returned product is received by the Company.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax liabilities, valuation of inventory, and valuation of investments. It is at least reasonably possible that these estimates may change in the near term.

Subsequent Events

The Company has evaluated subsequent events through August 12, 2009, the date which the financial statements were available to be issued.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the Company to disclose the date through which it has evaluated subsequent events and the basis for that date, including a statement that it has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, which is the Company’s second quarter of 2009. This pronouncement was adopted during the current period with no material effect on the Company’s statements of financial condition or results of operations. Applicable disclosures have been provided in the Subsequent Events section above.

The FASB has also issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. On the effective date for SFAS 168, the Codification will become the single source of generally accepted accounting principles. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. This statement is effective for all financial periods ending after September 15, 2009. The provisions of SFAS 168 should not have a material effect on the Company’s financial statements.

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

The second business is AutoData Systems. AutoData designs and markets desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed, in addition to collecting and reporting data from web forms. AutoData products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

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

Note 3. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At June 30, 2009, the Company had one stock-based employee compensation plan. During the six months ended June 30, 2009, there were no stock options exercised. There were no option grants in the six months ended June 30, 2009.

Note 4. Net Income Per Share

All common share equivalents relating to stock options and warrants are included in the diluted weighted average common shares.

Note 5. Treasury Bills

During February 2009, the Company purchased $4,972,000 in six month Treasury Bills. The Treasury Bills are due on August 15, 2009. It is the intention of management to hold the Treasury Bills until maturity.

Note 6. Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2008
Treasury Bills	$5,180,000	$0	$0	$5,180,000
Money Market Funds	169,000	0	0	169,000
Equity Securities	101,000	1,169,000	(55,000)	1,215,000
	5,450,000	1,169,000	(55,000)	6,564,000
Less Cash Equivalents	5,349,000	0	0	5,349,000
Total Investments, December 31, 2008	$101,000	$1,169,000	$(55,000)	$1,215,000

June 30, 2009
Treasury Bills	$4,979,000	$0	$0	$4,979,000
Money Market Funds	377,000	0	0	377,000
Equity Securities	101,000	1,852,000	(54,000)	1,899,000
	5,457,000	1,852,000	(54,000)	7,255,000
Less Cash Equivalents	377,000	0	0	377,000
Total Investments, June 30, 2009	$5,080,000	$1,852,000	$(54,000)	$6,878,000

At June 30, 2009, the Company’s significant investment in equity securities is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method. As of June 30, 2009, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $1,895,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At June 30, 2009, the Company owned 551,759 shares of PPT Vision, Inc. (“PPT”), which is 2.0% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at June 30, 2009 was approximately $22,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 2.0% of PPT’s outstanding stock, and the Company’s Secretary owns a controlling interest, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through June 30, 2009 has not been recognized on its current financial statements. At June 30, 2009, the Company had approximately $1,509,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

Note 7. Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our condensed consolidated balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the second quarter 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet June 30, 2009

		Fair Value June 30, 2009	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Money Market Funds	$377,000	$377,000	$377,000	$—	$—
Treasury Bills	$4,979,000	$4,979,000	$4,979,000	$—	$—
Available-for-sale:
Equity Securities	$1,899,000	$1,899, 000	$1,899,000	$—	$—

The fair value of the money market funds, treasury bills, and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 8. Segment Information

The Company has three reportable operating segments based on the nature of its product lines: Production Monitoring, AutoData Systems, and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. The AutoData Systems Division designs and markets desktop software-based systems that read hand printed characters, checkmarks, and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms. Sales of this system include software and can include hardware. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2008. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The net income (loss) before taxes reported below has excluded an inter-segment allocation of expenses. The net income (loss) before taxes reported in the annual report on Form 10-K included inter-segment allocation of expenses.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
External sales
Production monitoring (products)	$1,167	$1,573	$2,356	$3,275
AutoData systems (software and related hardware)	95	134	185	271
Investments	0	0	0	0
Total	$1,262	$1,707	$2,541	$3,546

Net Income/(Loss) before taxes
Production monitoring (products)	$4	$251	$(24)	$533
AutoData systems (software and related hardware)	(19)	2	(42)	1
Investments	3	(19)	6	12
Total	$(12)	$234	$(60)	$546

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2009 decreased $445,000, or 26.1%, when compared to net sales for the same period in 2008. Net sales for the six-month period ended June 30, 2009 decreased $1,005,000, or 28.3%, when compared to net sales for the same period in 2008.

For the three months ended June 30, 2009 compared to the same period in 2008, the Production Monitoring Division had a decrease in net sales of $406,000, or 25.8%, and the AutoData Systems Division had a decrease in net sales of $39,000, or 29.1%.

For the six months ended June 30, 2009 compared to the same period in 2008, the Production Monitoring Division had a decrease in net sales of $919,000, or 28.1%, and the AutoData Systems Division had a decrease in net sales of $86,000, or 31.7%.

The Production Monitoring Division decrease was due in large part to the delay in plant construction and expansion. The slowing of capital spending on plant construction and expansion projects that started in the last half of 2008 has continued through the second quarter of 2009. This slowdown in sales has been across all of our major markets, and has had a particularly significant effect on original equipment manufacturers (OEM) equipment builders. While customers have shown an interest in the new Electro-Sentry product, the aforementioned slowing of capital spending has negatively impacted sales of the product. Towards the end of the second quarter, we sold several Electro-Sentry systems that are due to be installed during the third quarter. The bulk of our sales volume has historically been derived from the Speed Monitoring product lines to the grain, feed, biofuels, power generation, and mining industries, as well as other key industrial markets and equipment builders. Products sold into these markets include shaft speed sensors and switches, ratemeters and counters, motor controllers, vibration switches, and position monitors. Energy production applications in fossil fuel and other power generation applications continue to show growth in the application of our products.

The AutoData Systems Division decrease in net sales for the second quarter of 2009 was due in part to the continuation of the economic downturn. New potential customers are delaying the purchase of new systems. After the bidding process has been completed, the turnaround time for receipt of purchase orders has increased due to longer approval cycles. We have started to see a gradual shortening of the length of the approval cycle. We are cautiously optimistic that this will continue into the third and fourth quarters of 2009.

Cost of Goods Sold

Our cost of goods sold decreased $103,000, or 16.5%, for the three months ended June 30, 2009 compared to the same period in 2008. For the six-month period ended June 30, 2009, the cost of goods sold decreased $249,000, or 19.3%, compared to the same period in 2008. This decrease was primarily a result of decreased sales.

Gross Profit

Gross margin for the three-month period ended June 30, 2009 was 58.6% versus 63.4% for the same period in 2008. For the six-month periods ended June 30, 2009 and 2008, gross margins were 59.0% and 63.6%, respectively. The decrease in gross margin was due to an increase in relative sales volume of lower margin, higher-priced items within the Production Monitoring Division.

Operating Expenses

Total operating expenses decreased $77,000, or 9.2%, for the three months ended June 30, 2009 when compared to the same period of 2008. Of this decrease, the Production Monitoring Division had a decrease of $65,000, or 9.0%, and the AutoData Systems Division had a decrease of $12,000, or 10.7%.

For the six months ended June 30, 2009 when compared to the same period of 2008, operating expenses decreased $167,000, or 9.6%. Of this decrease, the Production Monitoring Division had a decrease of $135,000, or 9.0%, and the AutoData Systems Division had a decrease of $32,000, or 13.5%.

Selling and marketing costs decreased $71,000, or 18.6%, for the three months ended June 30, 2009 when compared to the same period in 2008. For the six months ended June 30, 2009, selling and marketing costs decreased $139,000, or 17.6%, when compared to the same period in 2008. Of the decrease for the three months ended June 30, 2009, the Production Monitoring Division had a decrease of $59,000, or 17.4%, and the AutoData Systems Division had a decrease of $12,000, or 27.9%. Of the decrease for the six months ended June 30, 2009, the Production Monitoring Division had a decrease of $110,000, or 15.8%, and the AutoData Systems Division had a decrease of $29,000, or 30.9%. Sales representative commissions, advertising, travel, and tradeshow are the predominant expenses that decreased in the Production Monitoring Division based on discretionary cost reductions and a decline in sales. Marketing efforts are continuing to be directed to our core industries. However, the Company continues to direct marketing efforts to industries, such as the alternative energy industry and water utilities, that are receiving funds in connection with the economic stimulus package. The decrease in selling and marketing costs at the AutoData Systems Division was due to decreased wages due to a reduction in staff, commission expense and advertising.

General and administrative costs decreased $13,000, or 4.3%, for the three months ended June 30, 2009 compared to the same period in 2008. For the six months ended June 30, 2009, general and administrative costs decreased $33,000, or 5.3%, when compared to the same period in 2008. Of the decrease for the three months ended June 30, 2009, the Production Monitoring Division had a decrease of $10,000, or 3.6%, and the AutoData Systems Division had a decrease of $3,000, or 13.0%. Of the decrease for the six months ended June 30, 2009, the Production Monitoring Division had a decrease in costs of $32,000, or 5.5%, and the AutoData Systems Division had a decrease of $1,000, or 2.4%. For the three months ended June 30, 2009, the decrease in general and administrative expenses from the Production Monitoring Division was due to decreases in computer supplies and maintenance, charitable contributions, and legal and professional fees, offset by increases in employee benefits, doubtful account writeoffs, and stock handling fees. The stock handling fees are being allocated evenly throughout the year in 2009, whereas all such fees had been expensed in the first quarter of 2008. The decrease in the AutoData System Division was due to decreases in legal and professional fees, computer supplies and maintenance. For the six months ended June 30, 2009, the decrease in general and administrative expenses from the Production Monitoring Division was due to decreases in computer supplies and maintenance, charitable contributions, and stock handling fees, offset by increases in employee benefits, doubtful account writeoffs, and legal and professional fees. The decrease in the AutoData System Division was due to decreases in computer supplies and maintenance and stock handling fees, offset by an increase in legal and professional fees and last year’s adjustment for the decline in the allowance for doubtful accounts.

Research and development costs increased $7,000, or 4.6%, for the three months ended June 30, 2009 compared to the same period in 2008. For the six months ended June 30, 2009, research and development costs increased $5,000, or 1.5%, when compared to the same period in 2008. Of the increase for the three months ended June 30, 2009, the Production Monitoring Division contributed an increase of $4,000, or 3.7%, and the AutoData Systems Division contributed an increase of $3,000, or 6.5%. Of the increase for the six months ended June 30, 2009, the Production Monitoring Division contributed an increase of $7,000, or 3.2%, offset by a decrease in the AutoData Systems Division of $2,000, or 2.0%. For the three months ended June 30, 2009, the increase in the Production Monitoring Division was due to an increase in lab materials and lab testing, offset by a decrease in legal fees related to trademark/patents. For the six months ended June 30, 2009, the increase in the Production Monitoring Division was due to an increase in lab testing and legal fees related to trademark/patents, offset by decreases in prototype expenses. During 2008, the development of the Electro-Sentry system substantially increased both lab material and prototype expenses. We do not expect the lab material and prototype expenses to increase significantly during the remainder of 2009, although that is dependent on the products developed. The increase in the AutoData Systems Division was due to an increase in salary and wages, offset by a decrease in contract personnel.

Non-Operating Income

Non-operating income increased by $19,000, or 158.3%, for the three-month period ended June 30, 2009 compared to the same period for 2008. For the six months ended June 30, 2009, non-operating income decreased $17,000, or 58.6%, when compared to the same period in 2008. The increase for the three-month period ended June 30, 2009 was due to a decrease in recognized losses of investments, offset by a decrease in interest income. During the three months ended June 30, 2008, ESI Investment Company recognized a loss of $35,000 on its investment in Minn Shares, Inc. (MSHS); there was no loss recognition during the same period in 2009. Minn Shares, Inc. has been liquidated and we do not believe that we will receive any additional return on our investment. The decrease for the six-month period ended June 30, 2009 was due to a decrease in interest income, offset by a decrease in recognized losses of investments. During the six months ended June 30, 2008, ESI Investment Company recognized a loss of $35,000 on its investment in Minn Shares, Inc. (MSHS); there was no loss recognition during the same period in 2009.

Interest income decreased $16,000, or 80.0%, when comparing the three months ended June 30, 2009 to the same period in 2008. For the six months ended June 30, 2009, interest income decreased $52,000, or 88.1%, when compared to the same period in 2008. These decreases were due to the decreased interest rate on Treasury Bills, which was .301% at June 30, 2009, compared to 1.675% at June 30, 2008.

Income Before Income Taxes

We had a loss before income taxes of $12,000 for the three months ended June 30, 2009, representing a decrease in income before income taxes of $246,000, or 105.1%, when compared to income before income taxes of $234,000 for the three months ended June 30, 2008. We had a loss before income taxes of $60,000 for the six months ended June 30, 2009, representing a decrease in income before income taxes of $606,000, or 111.0%, when compared to income before income taxes of $546,000 for the six months ended June 30, 2008.

The Production Monitoring Division had income before income taxes of $4,000 for the three months ended June 30, 2009 compared to $251,000 for the same period in 2008, a decrease of $247,000, or 98.4%. For the six months ended June 30, 2009, the Production Monitoring Division had a loss before income taxes of $24,000 compared to an income before income taxes of $533,000 for the same period in 2008, a decrease of $557,000, or 104.5%. This decrease in income before income taxes was mainly due to a decrease in sales and gross margin.

The AutoData Systems Division had a loss before income taxes of $19,000 for the three months ended June 30, 2009 compared to an income before income taxes of $2,000 for same period in 2008, a decrease of $21,000, or 1050.0%. For the six months ended June 30, 2009, AutoData Systems had a loss before income taxes of $42,000 compared to income before income taxes of $1,000 for the same period in 2008, a decrease of $43,000, or 4300.0%. This decrease in income before income taxes was due primarily to a decrease in sales.

ESI Investment Company had income before taxes of $3,000 for the three-month period ended June 30, 2009 compared to a loss before taxes of $19,000 for the three-month period ended June 30, 2008, an increase of $22,000, or 115.8%. ESI Investment Company had income before taxes of $6,000 for the six-month period ended June 30, 2009 compared to income before income taxes of $12,000 for the same period in 2008, a decrease of $6,000, or 50.0%. The increase for the three-month period ended June 30, 2009 was due to a decrease in recognized losses of investments (See “Non-Operating Income”), offset by a decrease in interest income from Treasury Bills. The decrease for the six-month period ended June 30, 2009 was due to a decrease interest income on Treasury Bills, offset by a decrease in recognized losses of investments (See “Non-Operating Income”).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $489,000 at June 30, 2009, $5,529,000 at December 31, 2008, and $5,507,000 at June 30, 2008.

Cash provided by operating activities was $200,000 for the six months ended June 30, 2009 and cash used in operating activities was $9,000 for the same period in 2008. The increase was primarily the result of our net operating loss for the six months ended June 30, 2009, adjusted for depreciation expense on capital assets, accounts receivable, inventories, accounts payable, accrued income tax activity, and realized loss on an investment.

Cash used in investing activities was $4,974,000 for the six-month period ended June 30, 2009 and cash provided by investing activities was $3,000 for the same period in 2008. The significant increase in cash used by investing activities was due to purchases of six month Treasury Bills of $4,972,000 in 2009, while there were no such purchases in 2008.

Cash used in financing activities was $266,000 for the six months ended June 30, 2009 and 2008. During the six-month periods ended June 30, 2009 and 2008, the Company paid aggregate dividends of $270,000 and $269,000, respectively. During the six-month periods ended June 30, 2009 and 2008, we had $4,000 and $3,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, possible acquisitions of companies that have related product lines or technologies, research and development in both the Production Monitoring and AutoData Systems divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc (PPT), listed on the Pink Sheets. The Rudolph investment is accounted for using the available-for-sale method. The PPT investment is accounted for under the equity method of accounting. The Rudolph stock is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of June 30, 2009, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to management’s beliefs with respect to the spending slowdown in our market segments; our expectations with respect to purchase order approval cycles; our marketing efforts; our intention to hold our Treasury Bills until maturity; our expectations with respect to lab material and prototype expenses for our Electro-Sentry product; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, a prolonged slowdown in plant construction and expansion projects, the impact of any prolonged recessionary conditions or worsening of the global economy, the impact of stimulus packages, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed in the “Cautionary Statements” of the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4(T). Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 1A. Risk Factors - Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 22, 2009, we submitted to a vote of our shareholders the following matters, which received the indicated votes.

1.	Approving setting the number of members of the Board of Directors at five (5):

For: 3,024,113 Against: 4,650 Abstain: 975

2.	Election of Directors:

Director	For	Withheld
Bradley D. Slye	3,019,085	10,654
Peter R. Peterson	3,018,716	11,023
Geoffrey W. Miller	3,017,071	12,668
Joseph A. Marino	3,007,523	22,216
Robert W. Heller	3,015,302	14,437

3.	Ratification of the selection of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as independent auditors for the Company for the fiscal year ending December 31, 2009:

For: 3,025,424 Against: 875 Abstain: 3,439

Item 5. Other Information - None.

Item 6. Exhibits

(a)	Exhibits - See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 12, 2009	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2009

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002