Form 10-Q
period 2009-09-30
ELECTRO SENSORS INC
filed 2009-11-12
CIK 351789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 9, 2009 was 3,372,294.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended September 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets

Cash and cash equivalents	$677	$5,529
Treasury bills	4,979	0
Available for sale securities	2,545	1,215
Trade receivables, less allowance for doubtful accounts of $12 and $8, respectively	681	575
Inventories	1,010	1,239
Income tax receivable	19	117
Other current assets	92	87

Total current assets	10,003	8,762

Property and equipment, net	1,252	1,336

Total assets	$11,255	$10,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$93	$59
Accrued expenses	229	155
Deferred revenue	75	86
Deferred income tax	981	475

Total current liabilities	1,378	775

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,372,294 and 3,366,880 shares, respectively	337	337
Additional paid-in capital	1,523	1,513
Retained earnings	6,503	6,783
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,514	690

Total stockholders’ equity	9,877	9,323

Total liabilities and stockholders’ equity	$11,255	$10,098

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$1,711	$1,831	$4,252	$5,377
Cost of goods sold	702	708	1,745	2,000

Gross profit	1,009	1,123	2,507	3,377

Operating expenses:

Selling and marketing	343	358	994	1,148
General and administrative	265	260	856	884
Research and development	144	144	472	467

Total operating expenses	752	762	2,322	2,499

Operating income	257	361	185	878

Non-operating income (expense):

Gain (loss) on disposal of investment securities	5	2	5	(33)
Interest income	3	29	10	88
Loss on disposal of fixed assets	(1)	0	(1)	0
Other income	2	3	7	8

Total non-operating income	9	34	21	63

Income before income taxes	266	395	206	941

Income taxes	106	158	82	352

Net income	$160	$237	$124	$589

Other comprehensive income/(loss):
Change in unrealized value of investments, net of income tax	$400	$144	$824	$(605)
Total comprehensive income/(loss)	$560	$381	$948	$(16)

Net Income per Share Data:

Basic
Net income per share	$0.05	$0.07	$0.04	$0.17
Weighted average shares	3,370,997	3,366,864	3,369,279	3,366,363

Diluted
Net income per share	$0.05	$0.07	$0.04	$0.17
Weighted average shares	3,401,549	3,397,644	3,399,982	3,397,143

Dividends paid per share	$.04	$.04	$.12	$.12

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities

Net income	$124	$589

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	85	90
Provision for losses on trade receivables	3	0
Interest accrued on investments	(10)	0
Realized (gain) loss on disposal of available for sale securities	(5)	33
Loss on disposal of fixed assets	1	0
(Increase)/decrease in:
Trade receivables	(109)	(49)
Inventories	229	(244)
Other current assets	(5)	25
Income taxes receivable	98	0
Accounts payable	34	60
Accrued expenses	74	(19)
Deferred revenue	(11)	(1)
Accrued income taxes	0	(253)

Net cash from operating activities	508	231

Cash flows from (used in) investing activities

Proceeds from sale of available for sale securities	5	5
Purchase of treasury bills	(9,949)	0
Proceeds from the sale of treasury bills	4,980	0
Purchase of property and equipment	(2)	0

Net cash provided by (used in) investing activities	(4,966)	5

Cash flows from (used in) financing activities

Proceeds from issuance of stock	10	6
Dividends paid	(404)	(404)

Net cash used in financing activities	(394)	(398)

Net decrease in cash and cash equivalents	(4,852)	(162)

Cash and cash equivalents, beginning	5,529	5,779
Cash and cash equivalents, ending	$677	$5,617

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized loss on available for sale securities	$824	$(605)
Cash paid for income taxes	$0	$616

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the nine months ended September 30, 2009. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranties, customers have refund rights. Our standard products are used in a wide variety of industries, returns are minimal and insignificant to the consolidated financial statements (currently approximately .8% of net sales) and are recognized when the returned product is received by the Company.

Software revenue recognition

The Company recognizes revenue upon shipment of its automated data collection software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper. To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. AutoData customers pay an annual maintenance fee for software support, which is recorded as deferred revenue on the balance sheet and is recognized in income, on a monthly basis, over the life of the contract.

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

Subsequent Events

The Company has evaluated subsequent events through November 12, 2009, the date which the financial statements were available to be issued.

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

The second business is the AutoData Systems Division. The division designs and markets desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms. The division’s products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

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

Note 3. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At September 30, 2009, the Company had one stock-based employee compensation plan. During the nine months ended September 30, 2009, one employee exercised 1,500 options. There were no option grants in the nine months ended September 30, 2009.

Note 4. Net Income Per Share

All common share equivalents relating to stock options and warrants are included in the diluted weighted average common shares.

Note 5. Treasury Bills

During February 2009, the Company purchased $4,972,000 in six month Treasury Bills. The Treasury Bills matured on August 6, 2009. With the proceeds, the Company purchased $4,977,000 in six month Treasury Bills. The Treasury Bills are due on January 10, 2010. It is the intention of management to hold the Treasury Bills until maturity.

Note 6. Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2008
Treasury Bills	$5,180,000	$0	$0	$5,180,000
Money Market Funds	169,000	0	0	169,000
Equity Securities	101,000	1,169,000	(55,000)	1,215,000
	5,450,000	1,169,000	(55,000)	6,564,000
Less Cash Equivalents	5,349,000	0	0	5,349,000
Total Investments, December 31, 2008	$101,000	$1,169,000	$(55,000)	$1,215,000

September 30, 2009
Treasury Bills	$4,979,000	$0	$0	$4,979,000
Money Market Funds	385,000	0	0	385,000
Equity Securities	101,000	2,498,000	(54,000)	2,545,000
	5,465,000	2,498,000	(54,000)	7,909,000
Less Cash Equivalents	385,000	0	0	385,000
Total Investments, September 30, 2009	$5,080,000	$2,498,000	$(54,000)	$7,524,000

At September 30, 2009, the Company’s significant investment in equity securities is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method. As of September 30, 2009, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,540,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At September 30, 2009, the Company owned 551,759 shares of PPT Vision, Inc. (“PPT”), which is 1.5% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at September 30, 2009 was approximately $31,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 1.5% of PPT’s outstanding stock and the Company’s Secretary owns a controlling interest, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through September 30, 2009 has not been recognized on its current financial statements. At September 30, 2009, the Company had approximately $1,513,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

Note 7. Fair Value Measurements

Effective January 1, 2008, the Company adopted Fair Value Measurements accounting standards as they relate to our financial instruments. The standard for fair value measurements defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. Fair value standards permit companies to irrevocably choose to measure certain financial instruments and other items at fair value. The standards also establish presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under the fair value standards, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The fair value standards establish a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. Fair value standards require the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our condensed consolidated balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by the fair value standards. No events occurred during the third quarter 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet	Fair Value	Fair Value Measurement Using
	September 30, 2009	September 30, 2009	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$385,000	$385,000	$385,000	$—	$—
Treasury Bills	$4,979,000	$4,979,000	$4,979,000	$—	$—
Available-for-sale:
Equity Securities	$2,545,000	$2,545,000	$2,545,000	$—	$—

The fair value of the money market funds, treasury bills, and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 8. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2009	December 31, 2008
Raw Materials	$683,000	$840,000
Work In Process	179,000	195,000
Finished Goods	148,000	204,000
Total Inventories	$1,010,000	$1,239,000

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
External sales
Production monitoring (products)	$1,604	$1,684	$3,960	$4,959
Character recognition (software and related hardware)	107	147	292	418
Investments	0	0	0	0
Total	$1,711	$1,831	$4,252	$5,377

Net Income/(Loss) before taxes
Production monitoring	$263	$336	$239	$869
Character recognition	(4)	34	(46)	35
Investments	7	25	13	37
Total	$266	$395	$206	$941

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No new estimates exist other than those discussed in our Annual Report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2009 decreased $120,000, or 6.6%, when compared to net sales for the same period in 2008. Net sales for the nine-month period ended September 30, 2009 decreased $1,125,000, or 20.9%, when compared to net sales for the same period in 2008.

For the three months ended September 30, 2009 compared to the same period in 2008, the Production Monitoring Division had a decrease in net sales of $80,000, or 4.8%, and the AutoData Systems Division had a decrease in net sales of $40,000, or 27.2%.

For the nine months ended September 30, 2009 compared to the same period in 2008, the Production Monitoring Division had a decrease in net sales of $999,000, or 20.1%, and the AutoData Systems Division had a decrease in net sales of $126,000, or 30.1%.

The Production Monitoring Division decrease was due in large part to the delay in our customers’ plant construction and expansion plans. The slowing of capital spending on plant construction and expansion projects that started in the last half of 2008 has continued through the third quarter of 2009. This slowdown in sales has been across all of our major markets, and has had a particularly significant effect on original equipment manufacturers (OEM) equipment builders. While customers have shown an interest in the new Electro-Sentry product, the aforementioned slowing of capital spending has negatively impacted sales of the product. However, during the third quarter, we installed several Electro-Sentry systems that were sold during the second quarter and have experienced an approximate 26% increase in sales as compared to the first and second quarter of fiscal year 2009. We are actively marketing and bidding on projects for the Electro-Sentry systems. We are also seeing a significant increase in the sales of our new speed and temperature sensors to end user customers and system integrators, who use them in their applications.

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

The AutoData Systems Division decrease in net sales for the third quarter of 2009 was due to the continuation of the economic downturn. New potential customers are delaying the purchase of new systems. Current customers, who had hoped to expand their automated data collection capabilities, have put the expansion temporarily on hold. After the bidding process has been completed, the turnaround time for receipt of purchase orders has increased due to longer approval cycles. With many non-profits and governmental entities at the beginning of their new fiscal year, we are cautiously optimistic that funding may begin to become available to some of our potential customer during our fourth quarter for the purchase of data collection and reporting software.

Cost of Goods Sold

Our cost of goods sold decreased $6,000, or .8%, for the three months ended September 30, 2009 compared to the same period in 2008. For the nine-month period ended September 30, 2009, the cost of goods sold decreased $255,000, or 12.8%, compared to the same period in 2008. This decrease was primarily a result of decreased sales.

Gross Profit

Gross margin for the three-month period ended September 30, 2009 was 59.0% versus 61.3% for the same period in 2008. For the nine-month periods ended September 30, 2009 and 2008, gross margins were 59.0% and 62.8%, respectively. The decrease in gross margin was due to an increase in relative sales volume of lower margin, higher-priced items within the Production Monitoring Division.

Operating Expenses

Total operating expenses decreased $10,000, or 1.3%, for the three months ended September 30, 2009 when compared to the same period of 2008. Of this decrease, the Production Monitoring Division had a decrease of $14,000, or 2.1%, offset by an increase in the AutoData Systems Division of $4,000, or 4.1%.

For the nine months ended September 30, 2009 when compared to the same period of 2008, operating expenses decreased $177,000, or 7.1%. Of this decrease, the Production Monitoring Division had a decrease of $149,000, or 6.9%, and the AutoData Systems Division had a decrease of $28,000, or 8.4%.

Selling and marketing costs decreased $15,000, or 4.2%, for the three months ended September 30, 2009 when compared to the same period in 2008. For the nine months ended September 30, 2009, selling and marketing costs decreased $154,000, or 13.4%, when compared to the same period in 2008. Of the decrease for the three months ended September 30, 2009, the AutoData Systems Division had a decrease of $2,000, or 5.4%, and the Production Monitoring Division had a decrease of $13,000, or 4.0%. Of the decrease for the nine months ended September 30, 2009, the Production Monitoring Division had a decrease of $123,000, or 12.1%, and the AutoData Systems Division had a decrease of $31,000, or 23.7%. For the three months ended September 30, 2009, the decrease in the AutoData Systems Division expenses was due to a decrease in sales commissions and advertising. The decrease in the Production Monitoring Division was due to a decrease in advertising, travel expenses, and sales representative commissions, offset by an increase in contractor personnel. For the nine months ended September 30, 2009, decreases in sales representative commissions, advertising, travel, and tradeshow, offset by an increase in contract personnel expenses, are the predominant expenses that decreased in the Production Monitoring Division based on discretionary cost reductions and a decline in sales. Marketing efforts are continuing to be directed to our core industries and to industries that are receiving funds in connection with the federal economic stimulus package. The decrease in selling and marketing costs in the AutoData Systems Division was due to decreased wages due to a reduction in staff, sales commissions, and advertising.

General and administrative costs increased $5,000, or 1.9%, for the three months ended September 30, 2009 compared to the same period in 2008. For the nine months ended September 30, 2009, general and administrative costs decreased $28,000, or 3.2%, when compared to the same period in 2008. Of the increase for the three months ended September 30, 2009, the Production Monitoring Division contributed an increase of $3,000, or 1.2%, and the AutoData Systems Division had an increase of $2,000, or 13.3%. The decrease for the nine months ended September 30, 2009 was due to a decrease in costs of $29,000, or 3.5%, from the Production Monitoring Division, offset by an increase in the AutoData Systems Division of $1,000, or 1.8%. For the three months ended September 30, 2009, the increase in general and administrative expenses from the Production Monitoring Division was due to increases in employee benefits, doubtful account write-offs, stock handling fees, and legal and professional fees (due to IRS mandatory employee benefit plan document restatements), offset by a decrease in computer supplies and maintenance. The increase in stock handling fees was due to such fees now being allocated evenly over each quarter in 2009, whereas all such fees had been expensed in the first quarter of 2008. The increase in the AutoData Systems Division was due to such an increase in stock handling fees. For the nine months ended September 30, 2009, the decrease in general and administrative expenses from the Production Monitoring Division was due to decreases in computer supplies and maintenance, charitable contributions, and stock handling fees, offset by increases in employee benefits, doubtful account writeoffs, and legal and professional fees. The increase in the AutoData Systems Division was due to last year’s adjustment for the decline in the allowance for doubtful accounts, offset by a decrease in computer supplies and maintenance.

Research and development costs for the three months ended September 30, 2009 remained unchanged as compared to the amount for the same period in 2008. For the nine months ended September 30, 2009, research and development costs increased $5,000, or 1.1%, when compared to the same period in 2008. For the three months ended September 30, 2009, the Production Monitoring Division had a decrease of $4,000, or 4.0%, offset by an increase in the AutoData Systems Division of $4,000, or 8.9%. Of the increase for the nine months ended September 30, 2009, the Production Monitoring Division contributed an increase of $3,000, or .9%, and the AutoData System Division had an increase of $2,000, or 1.4%. For the three months ended September 30, 2009, the decrease in the Production Monitoring Division was due to prototypes and legal fees related to trademark/patents. The increase in the AutoData Systems Division was due to an increase in salary and wages. For the nine months ended September 30, 2009, the increase in the Production Monitoring Division was due to lab testing for product certification, offset by a decrease in prototypes. During 2008, the development of the Electro-Sentry system substantially increased prototype expenses. We do not expect the prototype expenses to increase significantly during the remainder of 2009, although that is dependent on the products developed. The increase in the AutoData Systems Division was due to an increase in salaries and wages, offset by a decrease in contract personnel.

Non-Operating Income

Non-operating income decreased by $25,000, or 73.5%, for the three-month period ended September 30, 2009 compared to the same period for 2008. For the nine months ended September 30, 2009, non-operating income decreased $42,000, or 66.7%, when compared to the same period in 2008. The decrease for the three-month period ended September 30, 2009 is driven by a decrease in interest income. The decrease for the nine-month period ended September 30, 2009 was due to a decrease in interest income, offset by the recognition of gains on investments as compared to the prior year’s losses. During the nine months ended September 30, 2008, ESI Investment Company recognized a loss of $35,000 on its investment in Minn Shares, Inc. (MSHS); there was no loss recognition during the same period in 2009.

Interest income decreased $26,000, or 89.7%, when comparing the three months ended September 30, 2009 to the same period in 2008. For the nine months ended September 30, 2009, interest income decreased $78,000, or 88.6%, when compared to the same period in 2008. These decreases were due to the decreased interest rate on Treasury Bills, which was .152% at September 30, 2009, compared to 1.774% at September 30, 2008.

Income Before Income Taxes

Income before income taxes decreased $129,000, or 32.7%, to an income before tax of $266,000 for the three-month period ended September 30, 2009 compared to the same period in 2008. For the nine-month period ended September 30, 2009 income before income tax decreased $735,000, or 78.1%, when compared to the same period in 2008.

The Production Monitoring Division had income before income taxes of $263,000 for the three months ended September 30, 2009 compared to $336,000 for the same period in 2008, a decrease of $73,000, or 21.7%. For the nine months ended September 30, 2009, the Production Monitoring Division had income before income taxes of $239,000 compared to $869,000 for the same period in 2008, a decrease of $630,000, or 72.5%. The decrease in income before income taxes for the three months ended September 30, 2009 was mainly due to a decrease in net sales, a decrease in the gross margin (primarily due to the increase of relative sales volume of lower margin, higher-priced items), and a decrease in interest income (due to the decrease in interest rates on Treasury Bills). The decrease in net income before income taxes for the nine months ended September 30, 2009 was primarily due to a decrease in the gross margin, an increase in the percentage of operating expenses to net sales (from 43.7% of net sales in 2008 to 50.9% of net sales in 2009) and a decrease in interest income.

The AutoData Systems Division had a loss before income taxes of $4,000 for the three months ended September 30, 2009 compared to an income before income taxes of $34,000 for same period in 2008, a decrease of $38,000, or 111.8%. This decrease in income before income taxes was due primarily to a decrease in sales and an increase in the percentage of operating expenses to net sales (from 66.0% of net sales in 2008 to 94.4% of net sales in 2009). For the nine months ended September 30, 2009, the AutoData Systems Division had a loss before income taxes of $46,000 compared to an income before income taxes of $35,000 for the same period in 2008, a decrease of $81,000, or 231.4%. This decrease in income before income taxes was due primarily to a decrease in sales and an increase in the percentage of operating expenses to net sales (from 79.9% of net sales in 2008 to 104.8% of net sales in 2009).

ESI Investment Company had income before taxes of $7,000 for the three-month period ended September 30, 2009 compared to $25,000 for the same period in 2008, a decrease of $18,000, or 72.0%. ESI Investment Company had income before taxes of $13,000 for the nine-month period ended September 30, 2009 compared to income before income taxes of $37,000 for the same period in 2008, a decrease of $24,000, or 64.9%. The decrease for the three-month period ended September 30, 2009 was due to a decrease in interest income from Treasury Bills. The decrease for the nine-month period ended September 30, 2009 was due to a decrease in interest income on Treasury Bills, offset by a decrease in recognized losses of investments (See “Non-Operating Income”).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $677,000 at September 30, 2009, $5,529,000 at December 31, 2008, and $5,617,000 at September 30, 2008. The decrease in cash and cash equivalents is due to the purchase of six month Treasury Bills, which are reported as an investment in Treasury Bills. In prior years, we purchased three month Treasury Bills, which we included in cash equivalents.

Cash provided by operating activities was $508,000 and $231,000 for the nine months ended September 30, 2009 and 2008, respectively. The increase was primarily a result of our net operating income adjusted for accounts receivable, inventories, income taxes receivable, accrued income tax activity, and realized loss on an investment.

Cash used for investing activities was $4,966,000 for the nine-month period ended September 30, 2009 and cash provided by investing activities was $5,000 for the same period in 2008. The significant increase in cash used for investing activities was due to purchases of six month Treasury Bills of $9,949,000 in 2009, offset by a sale of Treasury Bills of $4,980,000. There were no such purchases or sales during 2008.

Cash used for financing activities was $394,000 and $398,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine-month periods ended September 30, 2009 and 2008, the Company paid aggregate dividends of $404,000 each year. In 2009, one employee exercised a stock option which provided cash of $2,000. There were no such exercises of stock options in 2008. During the nine-month periods ended September 30, 2009 and 2008, the Company had $8,000 and $6,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

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

Off-balance Sheet Arrangements

As of September 30, 2009, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to management’s beliefs with respect to the spending slowdown in our market segments; our expectations with respect to purchase order approval cycles; our expectations regarding funding availability for non-profit or governmental entities; our marketing efforts; our intention to hold our Treasury Bills until maturity; our expectations with respect to prototype expenses; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 1A. Risk Factors - Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - None.

Item 6. Exhibits

(a)	Exhibits - See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

November 12, 2009	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2009

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002