Form 10-K
period 2009-12-31
ELECTRO SENSORS INC
filed 2010-03-09
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,400,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on March 4, 2010.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 4, 2010 was 3,380,290.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2009
TABLE OF CONTENTS

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

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, includes Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2009, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business operations.

ESI, incorporated in Minnesota in July 1968, has executive offices located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343 and telephone number (952) 930-0100.

Operating Segments/Principal Products/Markets
We have three reportable operating segments based on the nature of our product lines: Production Monitoring, AutoData Systems Division, and Investments. Detailed financial results and segment information are provided below in Part II, Item 8, Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 11, Segment Information.

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

In 1988, we entered into a sales agreement with Motrona GmbH (the West German manufacturer of a Synchronous Drive Controller (“SDC”) product line), giving us rights to distribute in the United States the drive control products manufactured by Motrona GmbH. The SDC product line manufactured by Motrona GmbH coordinates motors in a production machine with other parts of the machine process. The SDC products were designed as a precision speed reference for use with variable speed drives and to enable manufacturers to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors.

We believe that manufacturing companies can achieve significant savings in both time and materials by adding drive control technology to existing manufacturing processes to coordinate operation of related machines. We intend to continue to market our products to this “retro-fit” market and also to companies building new manufacturing machinery or processing systems.

In 2008, we introduced our Electro-Sentry Hazard Monitoring System which integrates our sensors for bearing temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring. By doing this, we are enabling our customer to locate which part of the material handling system is operating incorrectly, typically in less than ten seconds. This is done by using visual diagrams on the touch screen.

We expect to continue to expend resources in development and marketing of our various Production Monitoring Systems throughout 2010.

AutoData Systems Division

AutoData became an operating segment in January 1993. We initially began development of the AutoData Systems Division (“AutoData”) as a development project chartered to create opportunities using proprietary pattern recognition technology. The current outcome of the project is two Microsoft® Windows®-based software programs that automate the collection of data from surveys and other forms. AutoData software reads hand-printed characters, checkmarks, and barcodes from images of scanned forms or from forms filled out online.

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

In December 2002, we released AutoData ExpertScan™. ExpertScan has hand print (ICR), optical mark (OMR) and barcode recognition engines, and image capture capability. Like Survey Plus 2000, ExpertScan automates survey and form processing, as well as tabulation of results. The product offers several form design and reporting enhancements. It has also been sold as an upgrade to Survey Plus 2000, which was retired in January 2005. ExpertScan provides a mid-range option for prospective AutoData customers. The most recent software, NetE-nable™, a web add-on to ExpertScan released in August 2007, completes the Company’s AutoData product offerings. Prospective customers frequently call AutoData in search of a single software program that combines both paper and web data collection, while existing ExpertScan customers have expressed a desire for web functionality. ExpertScan with NetE-nable fulfills both of these needs, and provides a single database (paper and web data combined) from which ExpertScan creates reports and analysis.

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

Marketing and Distribution

Production Monitoring Division. The Production Monitoring Division sells its products primarily through home office sales people who deal directly with customers and a number of manufacturer’s representatives and distributors located throughout the United States, Mexico, China, Canada, Peru, Chile, Bolivia, Colombia, Thailand, Israel, Malaysia, Singapore, Great Britain, and South Africa. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in all major standard industrial classifications, including grain, feed, biofuels, food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

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

Competition

Production Monitoring Division. Competition for our monitoring products arises from a broad range of industrial and commercial businesses. Design, quality and multiplicity of application, rather than price, are the focus of competition in selling these products. We face substantial competition for our production monitoring systems. Many of these competitors are well established and larger than us in terms of total sales volume. Among our larger competitors are Danaher Controls, Red Lion Controls, Control Concepts, 4B Elevator Components Ltd., Durant Corporation, and Contrex, Inc. We believe our competitive advantages include that our products are sold as ready-to-install units and that our products have a wide range of applications. Our major disadvantages include the fact that our major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

AutoData Systems Division. Competition for the market segment primarily ranges from substitute products such as Data Entry suppliers, to directly competitive software suppliers, and suppliers of web-based survey software and services. We believe that few direct competitors have as sophisticated recognition capabilities as our products. However, our products face direct competition from both ends of the spectrum: larger competitors offering a broader array of software products and services, and firms similar in size that offer a low-priced, more limited product.

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

Suppliers

Production Monitoring Division. The Production Monitoring Division purchases parts and materials for its production monitoring systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with proprietary designs. Multiple sources of these supplies and materials are readily available, and the Production Monitoring Division is not dependent on any single source for these supplies and materials. This Division has not experienced any problem of short supply or delays from its suppliers.

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

2009: $442,000
2008: $431,000

Our development projects for this division are undertaken based upon the identified specific needs of our customer base.

AutoData Systems Division:

2009: $201,000
2008: $199,000

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

Employees

As of March 4, 2010, we had 32 employees, of which 31 are full-time and one is part-time. We believe that our relations with our employees are good.

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

Further, investments held by our subsidiary, ESI Investment Company, are subject to significant positive and negative changes in value. In particular, our significant investment in Rudolph Technologies, Inc. has experienced substantial value fluctuations, both negative and positive, which are expected to continue. Our current intention is to continue to gradually liquidate our investment securities to finance our working capital needs as required.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, forward-looking statements with respect to our business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to shareholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking. Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements relating to management’s intentions that we not become an investment company, our expectations and intentions with respect to growth, statements relating to management’s beliefs with respect to the spending slowdown in our market segments, marketing and product development, our expectations and beliefs with respect to the value of our intellectual property, our beliefs with respect to our competitive position in the marketplace, our intention with respect to gradually liquidating our investment securities to finance working capital needs, our expectations and beliefs with respect to the future performance of our investment securities, the adequacy of our facilities, expansion of the number of our manufacturer’s representatives and exclusive distributors, our intention to develop new products, the possibility of acquiring compatible businesses as part of our growth strategy, our expectations with respect to our cash requirements and use of cash, our intention to hold our Treasury Bills until maturity, and our expectations with respect to the continuance of our quarterly dividend payments. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include:

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. The facility is anticipated to be adequate for our needs in 2010.

Item 3. Legal Proceedings.

We were not the subject of any legal proceedings as of the date of this filing. We are not aware of any threatened litigation.

Item 4. [Reserved]

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

	Period	High	Low

2009	First Quarter	$3.59	$1.69
	Second Quarter	$3.15	$2.03
	Third Quarter	$3.11	$2.35
	Fourth Quarter	$4.18	$2.74

2008	First Quarter	$5.92	$4.27
	Second Quarter	$5.53	$4.25
	Third Quarter	$4.96	$3.71
	Fourth Quarter	$3.99	$2.51

Based on data provided by our transfer agent, management believes that as of March 5, 2010, the number of share owner accounts of record was approximately 117.

We paid cash dividends on our Common Stock of $0.16 per share in 2009 and 2008.

From time to time, we may be required to repurchase some of our securities as a result of obligations described in Note 9 to our 2009 consolidated financial statements. We did not repurchase any equity securities during the years ended December 31, 2009 and 2008.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2009 vs. Fiscal Year 2008

Net Revenues

Net revenues for fiscal year 2009 decreased $828,000 to $5,901,000, or 12.3%, when compared to net revenues for fiscal year 2008.

Net revenues for the Production Monitoring Division decreased to $5,521,000, a decrease of $672,000, or 10.9%, when comparing fiscal year 2009 to fiscal year 2008. The Production Monitoring Division experienced a decrease in net sales for the year ended December 31, 2009 due in large part to the lagging world-wide economy. We continue to be impacted by a slowing of capital spending on plant construction and expansion projects in 2009, which has affected all product categories. The recent economic turmoil has resulted in a slowdown in spending across all of our major market segments, which management expects to continue into 2010. We have continued to expand the joint sales calls and training with all of our sales channel partners in order to increase their knowledge and our continued outreach to our clients. Throughout 2010, we expect to continue to expand the number of manufacturer’s representatives and exclusive distributors. Our corporate web site provides significant information and product application knowledge to existing and prospective customers and also direct knowledge to our sales partners. New products developed and added to the product line in 2009 include an expanded Electro-Sentry Hazard Monitoring system & new versions of various sensors for hazardous installations.

We will continue to develop new products that broaden the Electro-Sentry hazard monitoring line and provide complete monitoring solutions to our customers. The customers for our Production Monitoring Division have diverse applications for our products in the grain, feed, bio-fuels, power generation, mining, chemical, and other processing areas. We are continuing to look for new industries to expand sales for our Production Monitoring Division. We may also consider acquiring compatible businesses as part of our growth strategy.

Net revenues for the AutoData Systems Division decreased to $380,000, a decrease of $156,000, or 29.1%, when comparing fiscal year 2009 to fiscal year 2008. This decrease was primarily due to decreased sales of the ExpertScan and Scannable Office software products and related hardware needs due to the general economic slowdown and the uncertainty of the impact the pending healthcare reform may have on the revenues of our healthcare customers.

NetE-nable, the web add-on to ExpertScan software, was released at the end of August 2007. ExpertScan with NetE-nable makes automated data collection faster, easier and more cost-effective. After initially slow sales because of the number of established competitors in the online form market, sales of NetE-nable remained steady throughout 2008. Sales in 2009 slowed significantly, however, due to the funding for non-profits and governmental entities tightening as a result of the economic turmoil during 2009. However, NetE-nable has the competitive advantage of offering one software program for both paper and electronic forms, and AutoData expects additional revenue from sales of NetE-nable to gradually return and increase during 2010, augmenting revenue from the ExpertScan and Scannable Office software programs.

Cost of Sales

Our cost of sales decreased from $2,546,000 to $2,436,000, a difference of $110,000, or 4.3%, when comparing fiscal year 2009 to fiscal year 2008. This decrease was primarily a result of decreased sales. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner. We continually look for lower cost sources of raw materials and outsource PC Board assembly when appropriate.

Gross Margins

Gross margin for the fiscal year 2009 was 58.7% versus 62.2% for the prior fiscal year. The decrease in gross margin was due to an increase in relative sales volume of lower margin, higher-priced items within the Production Monitoring Division. Gross margin for the Production Monitoring Division for the fiscal year ending December 31, 2009 and 2008 was 56.7% and 59.8%, respectively. The primary cause of the decrease in the gross margin was due to an increase in relative sales volume of lower margin, higher-priced items. Gross margin for the AutoData Systems Division for the fiscal year ending December 31, 2009 and 2008 was 88.7% and 89.1%, respectively. The decrease was due to a larger hardware sales dollar volume in fiscal year 2009. Gross margins on hardware are smaller than the gross margins on software.

Operating Expenses

Total operating expenses decreased by $211,000, or 6.5%, when comparing fiscal year 2009 to fiscal year 2008. Of this increase, the Production Monitoring Division contributed a decrease in operating expenses of $174,000, or 6.2%, when comparing fiscal year 2009 to fiscal year 2008. The AutoData Systems Division had a decrease in operating expenses of $37,000, or 8.4%, when comparing fiscal year 2009 to fiscal year 2008.

Selling and marketing costs decreased by $167,000, or 11.4%, when comparing fiscal year 2009 to fiscal year 2008. Of this decrease, the Production Monitoring Division had a decrease of $129,000, or 9.9%. The AutoData Systems Division had a decrease of $38,000, or 22.5%. The decrease from the Production Monitoring Division was due to a decrease in outside sales representatives’ commission due to the decrease in sales, travel expenses, tradeshows, and advertising. The decrease from the AutoData Systems Division was due to decreases in salaries and wages and benefit expense due to a decrease in personnel in marketing, a decrease in commission expenses due to decreased sales, and decreased advertising.

General and administrative costs decreased by $57,000, or 4.9%, in fiscal year 2009 compared to fiscal year 2008. Of this decrease, the Production Monitoring Division had a decrease of $56,000, or 5.1%. This decrease was primarily due to decreases in computer supplies and maintenance expenses, credit card processing fees (due to decreased sales and a decrease in rates), and depreciation expense on furniture and fixtures, offset by an increase in the cost of employee retirement programs. The AutoData Systems Division had a decrease of $1,000, or 1.4%. The decrease for the AutoData Systems Division was due to a decrease in computer supplies and maintenance expenses, offset by an increase in bad debt expense due to an adjustment in 2008 for the decline in the allowance for doubtful accounts.

Research and development costs increased $13,000, or 2.1%, in fiscal year 2009 when compared with fiscal year 2008. The Production Monitoring Division research and development costs increased $11,000, or 2.5%, and AutoData Systems Division had an increase of $2,000, or 1.0%. The increase in research and development costs in the Production Monitoring Division was due to an increase in lab testing for product certification, offset by a decrease in prototypes, which was mainly for the Electro-Sentry system in 2008. The increase in the AutoData Systems Division was due to an increase in wages and benefits and computer supplies and maintenance expenses, offset by a decrease in contractor expenses for programming related to NetEnable.

Operating Income (Loss)

Operating income for fiscal year 2009 was $411,000, compared to operating income of $918,000 in 2008, a decrease of $507,000 or 55.2%.

The Production Monitoring Division had operating income of $478,000 compared to operating income of $882,000 in 2008, a decrease of $404,000, or 45.8%. The decrease in operating income was mainly due to a decrease in net sales (due in large part to fluctuations of commodity grain and feed product prices worldwide, which negatively impacted the business of several of our customers), a decrease in our overall gross margin (from 59.8% to 56.7%, primarily due to an increase in relative sales volume of lower margin, higher-priced items), and an increase in the percentage of operating expenses to net sales (from 45.6% of net sales in 2008 to 48.0% of net sales in 2009).

The AutoData Systems Division had an operating loss of $67,000 in fiscal 2009 compared to an operating income of $36,000 for fiscal 2008, a decrease of $103,000, or 286.1%. This decrease in operating income was due primarily to a decrease in sales of software and hardware.

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

Investment income for fiscal year 2009 decreased by $48,000 to $24,000. The decrease was driven by a decrease in interest income offset by the recognized loss on a $35,000 investment in Minn Shares, Inc. in 2008. The decrease of 88.3% or $83,000 in interest income earned on temporary cash investments was a result of decreased interest rates on Treasury Bills, which were 2.07% in January 2008 and 0.152% in December 2009.

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

Net Income After Tax

We reported net income after tax for fiscal year 2009 of $334,000, as compared to net income of $606,000 in 2008, a decrease of $272,000, or 44.9%. Earnings per share were $0.10 in 2009 compared to earnings per share of $0.18 in 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $746,000 and $5,529,000 at December 31, 2009 and 2008, respectively. The net decrease in our cash and cash equivalents was $4,783,000 during fiscal year 2009. The decrease was mainly due to the purchase of Treasury Bills with a maturity date of more than three months during 2009. In prior years, we purchased three month Treasury Bills, which we included in cash and cash equivalents.

Cash from operating activities of $707,000 for the year ended December 31, 2009 was primarily a result of our net income adjusted for depreciation expense on capital assets, and changes in accounts receivable, inventories, and income tax activity. Cash from operating activities increased $429,000 for the year ended December 31, 2009 when compared to the year ended December 31, 2008 due to an increase of $543,000 in inventories and a $594,000 increase in accrued income taxes, offset by a $272,000 decrease in net income and a $457,000 decrease in trade receivables. The net change in inventories was due a reduction of $331,000 at December 31, 2009 compared to the prior year and an increase of $212,000 at December 31, 2008 when compared to the prior year. The net change in accrued income taxes was due an increase of $132,000 at December 31, 2009 compared to the prior year and a decrease of $462,000 at December 31, 2008 when compared to the prior year. The net change in trade receivables was due a reduction of $205,000 at December 31, 2009 compared to the prior year and an increase of $252,000 at December 31, 2008 when compared to the prior year.

Cash used in investing activities was $4,968,000 for the year ended December 31, 2009 compared to cash provided by investing activities of $5,000 for the year ended December 31, 2008. The significant increase in cash used for investing activities was due to purchases of Treasury Bills, with a maturity date of more than three months, of $9,949,000, offset by a sale of Treasury Bills of $4,980,000. There were no such purchases or sales during the year ended December 31, 2008 because the Treasury Bills were classified as cash equivalents.

Cash used in financing activities was $522,000 and $533,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, we paid aggregate dividends of $539,000 each year. During the years ended December 31, 2009 and 2008, we had $9,000 and $6,000, respectively, in stock purchases under the Employee Stock Purchase Plan. Also, in the year ended December 31, 2009, $8,000 in stock options were exercised.

Our ongoing cash requirements will be primarily for capital expenditures, acquisitions, research and development in both the Production Monitoring and AutoData divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc (“PPT”), listed on the Pink Sheets. The Rudolph investment is accounted for using the available-for-sale method. The PPT investment is accounted for under the equity method of accounting. The fair value of the Rudolph investment totaled $2,307,000 and $1,212,000 as of December 31, 2009 and 2008, respectively. The fair value of the PPT investment totaled $39,000 and $33,000 as of December 31, 2009 and 2008, respectively. These stocks are subject to fluctuations in price and could have a negative effect on our liquidity. Liquid securities are periodically sold as deemed appropriate by management. The market value of PPT and Rudolph stock as of February 26, 2010 was $33,000 and $2,732,000, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electro-Sensors, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheet of Electro-Sensors, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 9, 2010

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	December
	2009	2008
ASSETS

Current assets

Cash and cash equivalents	$746	$5,529
Treasury Bills	4,980	0
Available-for-sale securities	2,311	1,215
Trade receivables, less allowance for doubtful accounts of $11 and $8, respectively	777	575
Inventories	908	1,239
Income tax receivable	0	117
Other current assets	84	87

Total current assets	9,806	8,762

Property and equipment, net	1,228	1,336

Total assets	$11,034	$10,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$79	$59
Accrued expenses	172	155
Deferred revenue	76	86
Accrued income tax	15	0
Deferred income tax	877	475

Total current liabilities	1,219	775

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,376,794 and 3,366,880 shares, respectively	338	337
Additional paid-in capital	1,529	1,513
Retained earnings	6,578	6,783
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	1,370	690

Total stockholders’ equity	9,815	9,323

Total liabilities and stockholders’ equity	$11,034	$10,098

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Years ended December 31,
	2009	2008
Net Sales	$5,901	$6,729
Cost of Goods Sold	2,436	2,546

Gross Profit	3,465	4,183

Operating Expenses

Selling and marketing	1,300	1,467
General and administrative	1,111	1,168
Research and development	643	630

Total Operating Expenses	3,054	3,265

Operating Income	411	918

Non-operating Income (Expense):

Gain (loss) on investment securities	4	(33)
Interest income	11	94
Other income	9	11

Total Non-operating Income	24	72

Income before Income Taxes	435	990
Federal and State Income Taxes	101	384

Net Income	$334	$606

Net Income per share data

Basic

Net income per share	$.10	$.18
Weighted average shares	3,370,822	3,366,493

Diluted

Net income per share	$.10	$.18
Weighted average shares	3,400,383	3,397,273

Dividends paid per common share	$0.16	$0.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)

			Additional paid-in capital	Retained earnings	Comprehensive income/(loss)	Accumulated other comprehensive income	Total Stockholders’ equity
	Common Stock Issued
	Shares	Amount
Balance, January 1, 2008	3,365,463	$337	$1,507	$6,716		$2,327	$10,887

Unrealized losses on investments net of reclassification adjustment and taxes					$(1,637)	(1,637)	(1,637)
Stock issued through the employee stock purchase plan	1,417	0	6				6
Dividend on common stock				(539)			(539)
Net income				606	606		606
Total comprehensive loss					$(1,031)

Balance, December 31, 2008	3,366,880	337	1,513	6,783		690	9,323

Exercise of stock options	6,000	1	7				8
Unrealized gains on investments net of reclassification adjustment and taxes					680	680	680
Stock issued through the employee stock purchase plan	3,914	0	9				9
Dividend on common stock				(539)			(539)
Net income				334	334		334
Total comprehensive gain					$1,014
Balance, December 31, 2009	3,376,794	$338	$1,529	$6,578		$1,370	$9,815

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008
Cash flows from operating activities

Net Income	$334	$606

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	111	122
Realized (gain) loss of investments	(4)	33
Interest accrued on investments	(11)	0
Change in allowance for doubtful accounts	3	(9)
Deferred income taxes	(14)	104
(Increase)/decrease in:
Trade receivables	(205)	252
Inventories	331	(212)
Other current assets	3	4
Increase/(decrease) in:
Accounts payable	20	(48)
Accrued expenses	17	(115)
Deferred revenue	(10)	3
Accrued income taxes	132	(462)

Net cash from operating activities	707	278

Cash flows from (used in) investing activities:

Proceeds from sale of available-for-sale securities	4	5
Purchase of treasury bills	(9,949)	0
Proceeds from the sale of treasury bills	4,980	0
Purchase of property and equipment	(3)	0

Net cash provided by (used in) investing activities	(4,968)	5

Cash flows from (used in) financing activities:

Proceeds from issuance of stock	17	6
Dividends paid	(539)	(539)

Net cash used in financing activities	(522)	(533)

Net decrease in cash and cash equivalents	(4,783)	(250)

Cash and cash equivalents, beginning	5,529	5,779
Cash and cash equivalents, ending	$746	$5,529

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments, net of tax	$680	$(1,637)
Cash paid during the year for income taxes	$0	$753

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in money market accounts and three month Treasury Bills. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

The Company maintains its cash or cash equivalents in primarily one bank deposit account, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant credit risk on cash.

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

Available-for-sale securities

The Company’s investments consist of equity securities, primarily common stocks, government debt securities and money market funds. The estimated fair value of publicly traded equity securities (other than those accounted for based upon the equity method of accounting) is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

Since the Company does not buy and sell investments with the objective of generating profits on short-term fluctuations in market price, the investments in marketable equity securities have been classified as available-for-sale (unless accounted for on the equity method of accounting). Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders’ equity. Dividends on marketable equity securities are recognized in income when declared.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary (unless accounted for on the equity method of accounting), are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

During February 2009, the Company purchased $4,972,000 in six month Treasury Bills. The Treasury Bills matured on August 6, 2009. With the proceeds, the Company purchased $4,977,000 in one year Treasury Bills, which had five months until maturity. The Treasury Bills are due on January 10, 2010. It is the intention of management to hold the Treasury Bills until maturity.

Inventories

Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out) or market.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, Treasury Bills, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

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

Software costs

The Company capitalizes stand alone software production costs after technological feasibility has been established and prior to general release to clients. Annual amortization of capitalized software will be based on the greater amount computed using the straight-line method over the estimated 36-month economic product life or using the ratio that current gross revenue for the software product bears to the total of current and anticipated future gross revenues for that product. Software maintenance and modification costs are expensed as incurred.

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranty returns, customers have refund rights. Our standard products are used in a wide variety of industries, returns are minimal and insignificant to the financial statements and are recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped or services performed.

Software revenue recognition

The Company recognizes revenue upon shipment of its automated data collection software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper. To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. AutoData customers pay an annual maintenance fee for software support, which is recognized as deferred revenue on the consolidated balance sheet and is recognized in income, on a monthly basis, over the life of the contract. The Company recognizes hardware shipped with software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $172,000 and $233,000 for the years ended December 31, 2009 and 2008, respectively.

Research and development

Expenditures for research and development are expensed as incurred.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2009 and 2008 was $111,000 and $122,000, respectively.

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

Net income per common share

EPS excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income	Shares	Per share amount
2009:
Basic EPS	$334,000	3,370,822	$0.10
Effect of dilutive employee stock options		29,561
Diluted EPS	$334,000	3,400,383	$0.10

2008:
Basic EPS	$606,000	3,366,493	$0.18
Effect of dilutive employee stock options		30,780
Diluted EPS	$606,000	3,397,273	$0.18

Stock Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2009, the Company had one stock-based employee compensation plan. There were no option grants in 2009 or 2008. During the year ended December 31, 2009, three employees exercised a total of 6,000 options. There were no options exercised during the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

The FASB issued an amendment during 2009 to the original Fair Value Measurements pronouncement. Part of the amendment requires the disclosure of transfers in and out Level 1 and Level 2 investments. This portion of the amendment becomes effective for fiscal years beginning after December 31, 2009. The amendment also requires a disclosure reconciling the activity in Level 3 investments. This portion of the amendment becomes effective for fiscal years beginning after December 31, 2010. The amendment should have no material effect on the Company’s statements of financial condition or results of operations at December 31, 2009 or going forward.

Note 2. Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2008
Treasury Bills	$5,180,000	$0	$0	$5,180,000
Money Market Funds	169,000	0	0	169,000
Equity Securities	101,000	1,169,000	(55,000)	1,215,000
	5,450,000	1,169,000	(55,000)	6,564,000
Less Cash Equivalents	5,349,000	0	0	5,349,000
Total Investments, December 31, 2008	$101,000	$1,169,000	$(55,000)	$1,215,000

December 31, 2009
Treasury Bills	$4,980,000	$0	$0	$4,980,000
Money Market Funds	385,000	0	0	385,000
Equity Securities	101,000	2,264,000	(54,000)	2,311,000
	5,466,000	2,264,000	(54,000)	7,676,000
Less Cash Equivalents	385,000	0	0	385,000
Total Investments, December 31, 2009	$5,081,000	$2,264,000	$(54,000)	$7,291,000

Realized gains and losses on investments are as follows:

	December 31,
	2009	2008
Gross Realized Gains	$4,000	$2,000
Gross Realized Losses	0	(35,000)
Net Realized Gain (Loss)	$4,000	$(33,000)

At December 31, 2009 and 2008, the Company’s significant investment in equity securities is 343,267 shares of Rudolph, accounted for under the available-for-sale method. As of December 31, 2009, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,307,000 with an approximate cost of $45,000.

Investment Reported on Equity Method

At December 31, 2009, the Company owned 551,759 shares of PPT, which is 1.5% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at December 31, 2009 was approximately $39,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 1.5% of PPT’s outstanding stock and the Company’s Secretary owns a controlling interest in PPT, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through December 31, 2009 has not been recognized on its current financial statements. At December 31, 2009, the Company had approximately $1,517,000 in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our consolidated balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by the fair value standards. No events occurred during the year ended December 31, 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount In Consolidated Balance Sheet December 31, 2008	Fair Value December 31, 2008	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$169,000	$169,000	$169,000	$—	$—
Treasury Bills	$5,180,000	$5,180,000	$5,180,000	$—	$—
Available-for-sale:
Securities	$1,215,000	$1,215,000	$1,215,000	$—	$—

			Fair Value Measurement Using
	Carrying Amount In Consolidated Balance Sheet December 31, 2009	Fair Value December 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$385,000	$385,000	$385,000	$—	$—
Treasury Bills	$4,980,000	$4,980,000	$4,980,000	$—	$—
Available-for-sale:
Securities	$2,311,000	$2,311,000	$2,311,000	$—	$—

The fair value of the money market funds and treasury bills are based on quoted market prices in an active market. Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2009	2008
Raw Materials	$624,000	$840,000
Work In Process	134,000	195,000
Finished Goods	150,000	204,000
Total Inventories	$908,000	$1,239,000

Note 5. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2009	2008
Equipment	$290,000	$316,000
Furniture and Fixtures	493,000	501,000
Building	1,370,000	1,370,000
Land	415,000	415,000
	2,568,000	2,602,000
Less Accumulated Depreciation	1,340,000	1,266,000
Total Property and Equipment	$1,228,000	$1,336,000

Note 6. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2009	2008
Wages and Commissions	$131,000	$127,000
Other	41,000	28,000
Total Accrued Expenses	$172,000	$155,000

Note 7. Commitments

Lease commitments

The Company is leasing office equipment under operating leases expiring at various dates through 2013.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2010	$12,000
2011	9,000
2012	9,000
2013	4,000
Total Minimum Lease Payments	$34,000

Rental expense charged to operations was $29,000 and $32,000 for the years ended December 31, 2009 and 2008, respectively.

Note 8. Common Stock Options and Stock Purchase Plan

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

The following table summarizes the activity for outstanding incentive stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2008	25,780	$3.19	5.2
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2008	25,780	3.19	4.2
Granted	0
Exercised	6,000	1.33
Canceled/forfeited/expired	0
Balance at December 31, 2009	19,780	$3.75	3.3	$0
Vested and exercisable as of December 31, 2009	19,780	$3.75	3.3	$0
Vested and expected to vest as of December 31, 2009	19,780	$3.75	3.3	$0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2009.

The following table summarizes the activity for outstanding director stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2008	5,000	$5.36	9.3
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2008	5,000	5.36	8.3
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2009	5,000	$5.36	7.3	$0
Vested and exercisable as of December 31, 2009	5,000	$5.36		$0
Vested and expected to vest as of December 31, 2009	5,000	$5.36		$0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2009.

As of December 31, 2009 and 2008, respectively there was no unrecognized compensation cost related to stock options that is expected to be recognized over a period of 1-2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock-based compensation

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its Common Stock. The Company had 24,780 shares granted and exercisable under this plan, as of December 31, 2009. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its Common Stock to its full-time employees. During 2009 and 2008, shares of 3,914 and 1,417 respectively, were issued under this plan. At December 31, 2009, 82,574 shares were available for future issuance.

Stock purchase plan

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s Common Stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 150,088 shares of the Company’s stock at December 31, 2009. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2009.

There was no compensation expense for contributions to the ESOP plan for the years ended December 31, 2009 and 2008.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2009, 150,088 shares of the Company’s stock, with an aggregate fair market value of approximately $558,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2009 and 2008 other than its matching of 401(k) salary reductions, which totaled $61,000 and $59,000 for 2009 and 2008, respectively.

Note 10. Income Taxes

The components of the income tax provision for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Current:
Federal	$115,000	$291,000
State	0	12,000
Deferred:
Federal	(12,000)	73,000
State	(2,000)	8,000
Total Federal and State Income Taxes	$101,000	$384,000

The provision for income taxes for the years ended December 31, 2009 and 2008 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2009	2008

Computed “Expected” Federal Tax Expense	$148,000	$337,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	9,000	9,000
Credits	(49,000)	(43,000)
Other	0	81,000
Permanent Differences	(7,000)	0
Total Federal and State Income Taxes	$101,000	$384,000

The components of the net deferred tax asset (liability) consist of:

	2009	2008

Deferred Tax Assets:
Vacation Disallowance	$28,000	$27,000
Allowance for Doubtful Accounts	4,000	3,000
Investment in Equity Method Investee	974,000	962,000
Valuation Allowance	(974,000)	(962,000)
Total Deferred Tax Assets	$32,000	$30,000

Deferred Tax Liabilities:
Prepaid Expenses	$31,000	$31,000
Depreciation	39,000	51,000
Net Unrealized Gain on Investments	839,000	423,000
Total Deferred Tax Liabilities	$909,000	$505,000

Net Deferred Tax Liability	$(877,000)	$(475,000)

In June 2006, the FASB issued an interpretation of Accounting for Uncertainty in Income Taxes. The standard clarifies the requirements relating to the recognition of income tax benefits. The standard provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. As a result of the implementation, the company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards.

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service are 2006 through 2009. The tax years that remain open to examination by the Minnesota Department of Revenue are 2005 through 2009. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2009 or December 31, 2009.

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

The net income (loss) before taxes reported below has excluded an inter-segment allocation of expenses. The net income (loss) before taxes reported as of December 31, 2008 below has been changed to conform to the classification used in 2009.

The following is financial information relating to the continuing operating segments:

	2009	2008

Net revenues
Production Monitoring (products)	$5,521,000	$6,193,000
AutoData Systems (software and related hardware)	380,000	536,000
ESI Investment Company	0	0
Total	5,901,000	6,729,000

Sales in foreign countries
Production Monitoring	378,000	477,000
AutoData Systems	27,000	15,000
ESI Investment Company	0	0
Total	405,000	492,000

Interest income
Production Monitoring	2,000	18,000
AutoData Systems	0	0
ESI Investment Company	9,000	76,000
Total	11,000	94,000

Depreciation expense
Production Monitoring	106,000	117,000
AutoData Systems	5,000	5,000
ESI Investment Company	0	0
Total	111,000	122,000

Capital purchases
Production Monitoring	2,000	0
AutoData Systems	1,000	0
ESI Investment Company	0	0
Total	3,000	0

Total assets
Production Monitoring	2,135,000	2,105,000
AutoData Systems	0	0
ESI Investment Company	8,899,000	7,993,000
Total	11,034,000	10,098,000

Income before income taxes
Production Monitoring	489,000	912,000
AutoData Systems	(67,000)	36,000
ESI Investment Company	13,000	42,000
Total	435,000	990,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 21, 2010 (“Annual Meeting”).

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

The following table provides information as of December 31, 2009 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	24,780	$4.08	102,990(1)

Equity compensation plans not approved by security holders	—	—	—

Total	24,780	$4.08	102,990(1)

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

ELECTRO-SENSORS, INC.
(“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President and Chief Executive Officer
Date:	March 9, 2010

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

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 9, 2010

/s/ Peter R. Peterson	Director and Secretary	March 9, 2010

/s/ Joseph A. Marino	Director	March 9, 2010

/s/ Geoffrey W. Miller	Director	March 9, 2010

/s/ Robert W. Heller	Director	March 9, 2010

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended
December 31, 2009	Commission File No. 0-9587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
4.1	Specimen Common Stock Certificate
^*10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders
^*10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
*10.3	Summary of Compensation Arrangements with Directors
*10.4	Summary of Compensation Arrangements with Executive Officers
21	Subsidiaries of Registrant (Name and State of Incorporation):
ESI Investment Company—Minnesota
Senstar Corporation—Minnesota
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 3, 2010
99.2	Investor Information

^	Incorporated by reference to a previously filed report or document—SEC File No. 0-9587
*	Management contract or compensatory plan or arrangement