Form 10-Q
period 2010-03-31
ELECTRO SENSORS INC
filed 2010-05-11
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 7, 2010 was 3,380,290.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended March 31, 2010

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)

Current assets

Cash and cash equivalents	$727	$746
Treasury bills	5,048	4,980
Available for sale securities	2,956	2,311
Trade receivables, less allowance for doubtful accounts of $11	787	777
Inventories	909	908
Other current assets	104	84

Total current assets	10,531	9,806

Property and equipment, net	1,203	1,228

Total assets	$11,734	$11,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$152	$79
Accrued expenses.	220	172
Deferred revenue	76	76
Accrued income tax	6	15
Deferred income tax	1,123	877

Total current liabilities	1,577	1,219

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,380,290 and 3,376,794 shares, respectively	338	338
Additional paid-in capital	1,536	1,529
Retained earnings	6,514	6,578
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,769	1,370

Total stockholders’ equity	10,157	9,815

Total liabilities and stockholders’ equity	$11,734	$11,034

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$1,557	$1,279
Cost of goods sold	620	521

Gross profit	937	758

Operating expenses:

Selling and marketing	354	340
General and administrative	310	303
Research and development	146	168

Total operating expenses.	810	811

Operating income (loss)	127	(53)

Non-operating income:

Interest income	0	3
Other income	2	2

Total non-operating income	2	5

Income (loss) before income taxes	129	(48)

Income taxes (benefit)	58	(19)

Net income (loss)	$71	$(29)

Other comprehensive income (loss):
Change in unrealized value of investments, net of income tax	$399	$(106)
Total comprehensive income (loss)	$470	$(135)

Net income per share data:

Basic
Net income (loss) per share	$0.02	$(0.01)
Weighted average shares	3,380,135	3,368,363

Diluted
Net income (loss) per share	$0.02	$(0.01)
Weighted average shares	3,404,915	3,368,363

Dividends paid per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities

Net income (loss)	$71	$(29)

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation	25	29
Provision for losses on trade receivables	0	1
Interest accrued on investments	0	(3)
(Increase)/decrease in:
Trade receivables	(10)	(46)
Inventories	(1)	57
Income taxes receivable	0	(19)
Other current assets	(20)	(13)
Accounts payable	73	46
Accrued expenses	48	44
Deferred revenue	0	(11)
Accrued income taxes	(9)	0

Net cash provided by operating activities	177	56

Cash flows from (used in) investing activities

Purchase of treasury bills....	(5,048)	(4,972)
Proceeds from the sale of treasury bills	4,980	0
Purchase of property and equipment..	0	(2)

Net cash used in investing activities	(68)	(4,974)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	7	4
Dividends paid	(135)	(135)

Net cash used in financing activities	(128)	(131)

Net decrease in cash and cash equivalents	(19)	(5,049)

Cash and cash equivalents, beginning of period	746	5,529
Cash and cash equivalents, ending end of period	$727	$480

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain (loss) on investments	$399	$(106)
Cash paid for income taxes	$67	$0

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

This report should be read together with the Company’s annual report on Form 10-K for the year ended December 31, 2009, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three months ended March 31, 2010.  The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations.  Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. operates two distinct businesses. The first is the Production Monitoring Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The division utilizes leading-edge technology to continuously improve its products and make them easier to use. The division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, original equipment manufacturers and processors who use the products to monitor process machinery operations. The division markets its products to a number of different industries located throughout the United States and abroad.

The second business is the AutoData Systems Division.  The division designs and markets desktop software-based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms. The division’s products are designed to provide capabilities to automate data collection and are sold by internal sales staff to end users, resellers and developers in the United States, Canada, Europe and Asia.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision Inc (“PPT”).  The Rudolph investment is accounted for using the available-for-sale method.   The PPT investment is accounted for under the equity method of accounting.   See Note 5 for additional information regarding its investments.  The Company’s investments in securities are subject to normal market risks.

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.  The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale.  The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations.  In addition to exchanges and warranties, customers have refund rights.  Our standard products are used in a wide variety of industries, returns are minimal and insignificant to the consolidated financial statements and are recognized when the returned product is received by the Company.  In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped or services performed.

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

Fair Value Measurements

On January 1, 2008, the Company adopted guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Also on January 1, 2008, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis.  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash and equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at March 31, 2010 and December 31, 2009 due to the short maturity nature of these instruments.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   Actual results could differ from those estimates.  Significant estimates, including the underlying assumptions, consist of economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, valuation of inventories, and valuation of investments.  It is at least reasonably possible that these estimates may change in the near term.

Note 2.  Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At March 31, 2010, the Company had one stock-based employee compensation plan. During the three months ended March 31, 2010 and 2009, there were no stock options exercised.  There were no option grants in the three months ended March 31, 2010 and 2009.

Note 3.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.  For the three-month period ended March 31, 2009, 30,780 common stock equivalents were not included in the diluted weighted average shares of common stock outstanding as the result would have been anti-dilutive.

Note 4.  Treasury Bills

On January 14, 2010, the Company had $4,980,000 in Treasury Bills mature.  With the proceeds, in February 2010, the Company purchased $5,048,000 in Treasury Bills with a maturity date more than three months in the future.  The Treasury Bills are due on July 15, 2010.  It is the intention of management to hold the Treasury Bills until maturity.

Note 5.  Investments

The cost and estimated fair value of the Company’s investments (other than an investment accounted for under the equity method of accounting, as previously disclosed) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2009
Treasury Bills	$4,980,000	$0	$0	$4,980,000
Money Market Funds	385,000	0	0	385,000
Equity Securities	101,000	2,264,000	(54,000)	2,311,000
	5,466,000	2,264,000	(54,000)	7,676,000
Less Cash Equivalents	385,000	0	0	385,000
Total Investments, December 31, 2009	$5,081,000	$2,264,000	$(54,000)	$7,291,000

March 31, 2010
Treasury Bills	$5,048,000	$0	$0	$5,048,000
Money Market Funds	317,000	0	0	317,000
Equity Securities	101,000	2,909,000	(54,000)	2,956,000
	5,466,000	2,909,000	(54,000)	8,321,000
Less Cash Equivalents	317,000	0	0	317,000
Total Investments, March 31, 2010	$5,149,000	$2,909,000	$(54,000)	$8,004,000

At March 31, 2010 and December 31, 2009, the Company’s significant investment in equity securities was 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method.  As of March 31, 2010 and December 31, 2009, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,952,000 and $2,307,000, respectively, with an approximate cost of $45,000.

Investment Reported on Equity Method:

At March 31, 2010 and December 31, 2009, the Company owned 551,759 shares of PPT Vision Inc. (“PPT”), which is 1.4% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at March 31, 2010 and December 31, 2009 was approximately $38,000 and $39,000, respectively, with an approximate cost of $2,434,000.

Since the Company owns approximately 1.4% of PPT’s outstanding stock, and the Company’s Secretary owns a controlling interest, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet.  However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee.  Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through March 31, 2010 has not been recognized on its current financial statements.  At March 31, 2010 and December 31, 2009, the Company had approximately $1,519,000 and $1,517,000, respectively, in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment, of which there may be none.

Note 6. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet March 31, 2010	Fair Value March 31, 2010
			Fair Value Measurement Used
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$317,000	$317,000	$317,000	$—	$—
Treasury Bills	$5,048,000	$5,048,000	$5,048,000	$—	$—
Available-for-sale:
Equity Securities	$2,956,000	$2,956,000	$2,956,000	$—	$—

	Carrying amount in condensed consolidated balance sheet December 31, 2009	Fair Value December 31, 2009
			Fair Value Measurement Used
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$385,000	$385,000	$385,000	$—	$—
Treasury Bills	$4,980,000	$4,980,000	$4,980,000	$—	$—
Available-for-sale:
Equity Securities	$2,311,000	$2,311,000	$2,311,000	$—	$—

The fair value of the money market funds, treasury bills, and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value.  The Company classifies these securities as level 1.

Note 7. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2010	December 31, 2009
Raw Materials	$574,000	$624,000
Work In Process	167,000	134,000
Finished Goods	168,000	150,000
Total Inventories	$909,000	$908,000

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

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended March 31,
	2010	2009
External sales
Production monitoring (products)	$1,470	$1,189
AutoData systems (software and related hardware)	87	90
Investments	0	0
Total	$1,557	$1,279

Net income/(loss) before taxes
Production monitoring	$146	$(28)
AutoData systems	(17)	(23)
Investments	0	3
Total	$129	$(48)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions.   An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  No new estimates exist other than those discussed in our Annual Report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2010 increased $278,000, or 21.7%, when compared to net sales for the same period in 2009.

For the three months ended March 31, 2010 compared to the same period in 2009, the Production Monitoring Division had an increase in net sales of $281,000, or 23.6%, and the AutoData Systems Division had a decrease in net sales of $3,000, or 3.3%.

Net revenues have improved due in large part to the loosening in capital markets, and a slight increase in capital spending in our core industries (grain, feed, biofuels, power generation, and mining industries).  We have continued to expand the joint sales calls and coordinated marketing efforts with our sales channel partners in order to increase our outreach to our clients.  Throughout 2010, we expect to continue to expand the number of manufacturer’s representatives and exclusive distributors.  Our corporate web site provides significant information and product application knowledge to existing and prospective customers and also direct knowledge to our sales partners.  The new products added to the product line in 2009 include an expanded Electro-Sentry Hazard Monitoring system & new versions of various sensors for hazardous installations, which will continue to be the primary focus of our sales and marketing efforts in 2010.

The AutoData Systems Division decrease in net sales was due to the general economic slowdown and, we believe, to the uncertainty of the impact of the recently-enacted healthcare reform legislation on the revenues of AutoData’s healthcare customers (which represent over 70% of AutoData’s customer base).  Despite the fact that sales of software and maintenance contracts increased $11,000, or 13.7%, when comparing the three months ended March 31, 2010 to the same period in 2009, decreased sales of such contracts during 2009 reduced the maintenance revenue recognized during the three months ended March 31, 2010 because maintenance revenue is recognized over the standard twelve-month term of the maintenance contract.  Similarly, the increased maintenance revenue attributable to the increased sales of maintenance contracts during the three months ended March 31, 2010 was not fully recognized at the time of sale, but will be recognized over the twelve month term of the contract.

Cost of Goods Sold

Our cost of goods sold increased $99,000, or 19.0%, for the three months ended March 31, 2010 compared to the same period in 2009.  This increase was primarily a direct result of increased sales.

Gross Profit

Gross margin for the three months ended March 31, 2010 was 60.2% versus 59.3% for the same period in 2009.  The increase in gross margin was due to better utilization of production workers and facilities.

Operating Expenses

Total operating expenses decreased $1,000, or 0.1%, for the three months ended March 31, 2010 when compared to the same period of 2009.  The AutoData Systems Division had a decrease of $11,000, or 10.5%, offset by an increase in the Production Monitoring Division of $10,000, or 1.4%.

Selling and marketing costs increased $14,000, or 4.1%, for the three months ended March 31, 2010 when compared to the same period in 2009.  The Production Monitoring Division had an increase of $15,000, or 4.9%, offset by a decrease in AutoData Systems Division of $1,000, or 2.9%.  Sales representative commissions and wages and benefits (due to changes in our compensation package) are the predominant expenses that increased in the Production Monitoring Division.  Advertising and marketing expenses decreased slightly due to using publications that provide a wider range of industries at a lower cost.  Marketing efforts are continuing to be directed to our core industries (See “Net Sales”) and to industries that are receiving funds in connection with the federal economic stimulus package.  The decrease in AutoData Systems Division selling and marketing costs was due to decreased advertising which was offset by an increase in wages, due to hiring a part-time sales person.

General and administrative costs increased $7,000, or 2.3%, for the three months ended March 31, 2010 compared to the same period in 2009.  The Production Monitoring Division had an increase of $9,000, or 3.2%, offset by a decrease in the AutoData Systems Division of $2,000, or 9.5%. The increase in general and administrative costs from the Production Monitoring Division resulted from an  increase in stock handling fees due to the printing and filing expenses for year end being recognized in the first quarter of 2010 as opposed to the second quarter during 2009.  The decrease in the AutoData Systems Division general and administrative costs was due to a decrease in computer maintenance expenses.

Research and development costs decreased $22,000, or 13.1%, for the three months ended March 31, 2010 compared to the same period in 2009.  Of this decrease, the Production Monitoring Division contributed a decrease of $14,000, or 11.9%, and AutoData Systems Division had a decrease of $8,000, or 16.0%. The decrease in the Production Monitoring Division research and development costs was due to decreased lab testing and legal fees for trademark and patent expenses, offset by an increase in contract engineering.  The decrease in the AutoData Systems Division was due to a decrease in wages and benefits.

Non-Operating Income

Non-operating income decreased by $3,000, or 60.0%, for the three months ended March 31, 2010 compared to the same period for 2009.  This decrease was due primarily to a decrease in the amount of interest income earned.

Interest income decreased $3,000, or 100.0%, when comparing the three months ended March 31, 2010 to the same period in 2009. This decrease was due to the decreased interest rate on Treasury Bills when comparing the three months ended March 31, 2010 to the same period in 2009.  The interest rate on Treasury Bills at March 31, 2010 was 0.053% compared to .301% at March 31, 2009.

Income (Loss) Before Income Taxes

The Company had income before income taxes of $129,000 for the quarter ended March 31, 2010, representing an increase in income before income taxes of $177,000, or 368.8%, when compared to a loss before income taxes of $48,000 for the quarter ended March 31, 2009.

The Production Monitoring Division had income before income taxes of $146,000 for the three months ended March 31, 2010 compared to a loss before income taxes of $28,000 for the same period in 2009, an increase of $174,000, or 621.4%.  Increased sales for the division, increased gross margin, and a decrease in the percentage of operating expenses to net sales (from 59.4% of net sales in 2009 to 48.7% of net sales in 2010) contributed to the increase in net income before income taxes.

The AutoData Systems Division had a loss before income taxes of $17,000 for the three months ended March 31, 2010 compared to a loss before income taxes of $23,000 for the same period in 2009, a decrease in the loss of $6,000, or 26.1%. The decrease in the loss before income taxes was due to decreased operating expenses.

ESI Investment Company had zero net income (loss) for the three months ended March 31, 2010 compared to an income before income taxes of $3,000 for the same period in 2009, a decrease of $3,000, or 100.0%.  This decrease was a result of the lower interest rate available on Treasury Bills in 2010 as compared to 2009 (See “Non-Operating Income”).   However, ESI Investment Company does have approximately $2,907,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (See Note 5 “Investments” in the notes to the accompanying condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $727,000 at March 31, 2010, $746,000 at December 31, 2009, and $480,000 at March 31, 2009.

Cash provided by operating activities was $177,000 and $56,000 for the three months ended March 31, 2010 and 2009, respectively.  Cash provided by operating activites was primarily the result of add back of depreciation expense on capital assets (a non-cash expense), and the increase in accounts payable and accrued expenses balances as compared to the December 31, 2009 balances.

Cash used in investing activities was $68,000 and $4,974,000 for the three months ended March 31, 2010 and 2009, respectively.  The significant decrease in cash used by investing activities was due to proceeds from the maturity of Treasury Bills in the aggregate amount of $5,048,000 in 2010, while there were no such maturities in 2009.

Cash used in financing activities was $128,000 and $131,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.   During the quarter ended March 31, 2010 and 2009, we had $7,000 and $4,000, respectively, in stock purchases under the Employee Stock Purchase Plan.  We paid dividends of $135,000 in each quarter.

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

Off-balance Sheet Arrangements

As of March 31, 2010, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to, statements relating to our marketing efforts; our intention to hold our Treasury Bills until maturity; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows.  Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law.  It is important to note that our actual results could differ materially from those in such forward-looking statements.  The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions,  the impact of worsening of the global economy, the impact of stimulus packages, the uncertainty of  the impact of the recently enacted healthcare reform, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed in the “Cautionary Statements” of the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings – None

Item 1A. Risk Factors – Not Applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.     Defaults Upon Senior Securities – None

Item 4.     [Removed and Reserved]

Item 5.     Other Information – None

Item 6.     Exhibits

(a)                                 Exhibits - See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 11, 2010	/s/ Bradley D. Slye
Bradley D. Slye Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2010

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002