Form 10-Q
period 2010-06-30
ELECTRO SENSORS INC
filed 2010-08-13
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 10, 2010 was 3,381,999.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$843	$746
Treasury bills	5,050	4,980
Available for sale securities	2,595	2,311
Trade receivables, less allowance for doubtful accounts of $11	769	777
Inventories	961	908
Other current assets	78	84

Total current assets	10,296	9,806

Property and equipment, net	1,181	1,228

Total assets	$11,477	$11,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$126	$79
Accrued expenses	280	172
Deferred revenue	73	76
Accrued income tax	80	15
Deferred income tax	973	877

Total current liabilities	1,532	1,219

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,380,290 and 3,376,794 shares, respectively	338	338
Additional paid-in capital	1,536	1,529
Retained earnings	6,525	6,578
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,546	1,370

Total stockholders’ equity	9,945	9,815

Total liabilities and stockholders’ equity	$11,477	$11,034

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$1,700	$1,262	$3,257	$2,541
Cost of goods sold	678	522	1,298	1,043

Gross profit	1,022	740	1,959	1,498

Operating expenses:

Selling and marketing	344	311	698	651
General and administrative	278	288	588	591
Research and development	161	160	307	328

Total operating expenses	783	759	1,593	1,570

Operating income (loss)	239	(19)	366	(72)

Non-operating income:

Interest income	2	4	2	7
Other income	2	3	4	5

Total non-operating income	4	7	6	12

Income (loss) before income taxes	243	(12)	372	(60)

Income taxes (benefit)	97	(5)	155	(24)

Net income (loss)	$146	$(7)	$217	$(36)

Other comprehensive income (loss):
Change in unrealized value of investments, net of income tax	$(224)	$530	$176	$424
Total comprehensive income (loss)	$(78)	$523	$393	$388

Net Income per Share Data:

Basic
Net income (loss) per share	$0.04	$(0.00)	$0.06	$(0.01)
Weighted average shares	3,380,290	3,368,450	3,380,213	3,368,407

Diluted
Net income (loss) per share	$0.04	$(0.00)	$0.06	$(0.01)
Weighted average shares	3,405,070	3,368,450	3,404,993	3,368,407

Dividends paid per share	$.04	$.04	$.08	$.08

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities

Net income (loss)	$217	$(36)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation	49	57
Provision for losses on trade receivables	0	1
Deferred income taxes	(12)	0
Interest accrued on investments	(2)	(7)
(Increase)/decrease in:
Trade receivables	8	59
Inventories	(53)	129
Other current assets	6	13
Income taxes receivable	0	(8)
Accounts payable	47	0
Accrued expenses	108	9
Deferred revenue	(3)	(17)
Accrued income taxes	65	0

Net cash provided by operating activities	430	200

Cash flows from (used in) investing activities

Purchase of treasury bills	(5,048)	(4,972)
Proceeds from the sale of treasury bills	4,980	0
Purchase of property and equipment	(2)	(2)

Net cash used in investing activities	(70)	(4,974)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	7	4
Dividends paid	(270)	(270)

Net cash used in financing activities	(263)	(266)

Net increase (decrease) in cash and cash equivalents	97	(5,040)

Cash and cash equivalents, beginning	746	5,529
Cash and cash equivalents, ending	$843	$489

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments	$176	$424
Cash paid for income taxes	$35	$0

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and six months ended June 30, 2010. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. operates two distinct businesses. The first is the Production Monitoring Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The division utilizes leading-edge technology to continuously improve its products and make them easier to use. The division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, original equipment manufacturers and processors to monitor process machinery operations. The division markets its products to a number of different industries located throughout the United States and abroad.

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

Software revenue recognition

The Company recognizes revenue upon shipment of its automated data collection software. The product is sold to the end user and risk of loss is transferred, and the Company has no continuing obligations, once its products are delivered to the shipper. To recognize revenue, it must also be probable that the Company will collect the accounts receivable from its customers. AutoData customers pay an annual maintenance fee for software support, which is recognized as deferred revenue on the balance sheet and is recognized in income, on a monthly basis, over the life of the contract. The Company recognizes hardware shipped with software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

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

Fair Value Measurements

The Company’s policies incorporate the guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company’s policies also incorporate the guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The carrying value of cash and equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at June 30, 2010 and December 31, 2009 due to the short maturity nature of these instruments.

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

Note 2. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At June 30, 2010, the Company had one stock-based employee compensation plan. During the six months ended June 30, 2010, there were no stock options exercised. There were no option grants in the six months ended June 30, 2010 and 2009.

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period. For the three-month and six-month periods ended June 30, 2009, 30,780 common stock equivalents were not included in the diluted weighted average shares of common stock outstanding as the result would have been anti-dilutive.

Note 4. Treasury Bills

On January 14, 2010, the Company had $4,980,000 in Treasury Bills mature. With the proceeds, in February 2010, the Company purchased $5,048,000 in Treasury Bills with a maturity date more than three months in the future. The Treasury Bills matured on July 15, 2010. With the proceeds, in July 2010, the Company purchased $4,300,000 in Treasury Bills with a maturity date in October 2010. It is the intention of management to hold the Treasury Bills until maturity.

Note 5. Investments

The cost and estimated fair value of the Company’s investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2009
Treasury Bills	$4,980,000	$0	$0	$4,980,000
Money Market Funds	385,000	0	0	385,000
Equity Securities	101,000	2,264,000	(54,000)	2,311,000
	5,466,000	2,264,000	(54,000)	7,676,000
Less Cash and Cash Equivalents	385,000	0	0	385,000
Total Investments, December 31, 2009	$5,081,000	$2,264,000	$(54,000)	$7,291,000

June 30, 2010
Treasury Bills	$5,050,000	$0	$0	$5,050,000
Money Market Funds	317,000	0	0	317,000
Equity Securities	101,000	2,548,000	(54,000)	2,595,000
	5,468,000	2,548,000	(54,000)	7,962,000
Less Cash and Cash Equivalents	317,000	0	0	317,000
Total Investments, June 30, 2010	$5,151,000	$2,548,000	$(54,000)	$7,645,000

At June 30, 2010 and December 31, 2009, the Company’s significant investment in equity securities was 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method. As of June 30, 2010 and December 31, 2009, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,592,000 and $2,307,000, respectively, with an approximate cost of $45,000.

Investment Reported on Equity Method

At June 30, 2010 and December 31, 2009, the Company owned 551,759 shares of PPT Vision, Inc. (“PPT”), which is 1.4% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at June 30, 2010 and December 31, 2009 was approximately $44,000 and $39,000, respectively, with an approximate cost of $2,434,000.

While the Company owns only approximately 1.4% of PPT’s outstanding stock, the Company’s Secretary owns a controlling interest. Therefore, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through June 30, 2010 has not been recognized on its current financial statements. At June 30, 2010 and December 31, 2009, the Company had approximately $1,520,000 and $1,517,000, respectively, in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment, of which there may be none.

Note 6. Fair Value Measurements

The following table provides information on the Company’s investment assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated Balance Sheet December 31, 2009
		Fair Value December 31, 2009	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$385,000	$385,000	$385,000	$—	$—
Treasury Bills	$4,980,000	$4,980,000	$4,980,000	$—	$—
Available-for-sale:
Equity Securities	$2,311,000	$2,311,000	$2,311,000	$—	$—

	Carrying amount in condensed consolidated balance sheet June 30, 2010
		Fair Value June 30, 2010	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$317,000	$317,000	$317,000	$—	$—
Treasury Bills	$5,050,000	$5,050,000	$5,050,000	$—	$—
Available-for-sale:
Equity Securities	$2,595,000	$2,595, 000	$2,595,000	$—	$—

The fair value of the money market funds, treasury bills, and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 7. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2010	December 31, 2009
Raw Materials	$622,000	$624,000
Work In Process	184,000	134,000
Finished Goods	155,000	150,000
Total Inventories	$961,000	$908,000

Note 8. Segment Information

The Company has three reportable operating segments based on the nature of its product lines: Production Monitoring, AutoData Systems, and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. The AutoData Systems Division designs and markets desktop software-based systems that read hand-printed characters, checkmarks, and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms. Sales of these systems include software and can include hardware. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
External sales
Production monitoring (products)	$1,580	$1,167	$3,050	$2,356
AutoData systems (software and related hardware)	120	95	207	185
Investments	0	0	0	0
Total	$1,700	$1,262	$3,257	$2,541

Net Income/(Loss) before taxes
Production monitoring (products)	$229	$4	$375	$(24)
AutoData systems (software and related hardware)	12	(19)	(5)	(42)
Investments	2	3	2	6
Total	$243	$(12)	$372	$(60)

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2010 increased $438,000, or 34.7%, when compared to net sales for the same period in 2009. Net sales for the six-month period ended June 30, 2010 increased $716,000, or 28.2%, when compared to net sales for the same period in 2009.

For the three months ended June 30, 2010 compared to the same period in 2009, the Production Monitoring Division had an increase in net sales of $413,000, or 35.4%, and the AutoData Systems Division had an increase in net sales of $25,000, or 26.3%.

For the six months ended June 30, 2010 compared to the same period in 2009, the Production Monitoring Division had an increase in net sales of $694,000, or 29.5%, and the AutoData Systems Division had an increase in net sales of $22,000, or 11.9%.

Sales have increased in the Production Monitoring Division in most industries that we serve across our various product lines. In addition to growth in domestic sales, international sales also increased 64.0%. We also had continued growth in sales of our bearing temperature and belt misalignment sensors. Throughout 2010, we expect to continue to expand the number of manufacturer’s representatives and exclusive distributors. Our corporate web site provides significant information and product application knowledge to existing and prospective customers and also direct knowledge to our sales partners, which we believe has a positive impact on our sales.

The AutoData Systems Division increase in net sales for the second quarter of 2010 was due in part to the slow but steady recovery of the economy. We are seeing an increase in existing customers purchasing additional licenses or copies of our software, in addition to an increase in new customers purchasing our software. We have also seen an increase in maintenance renewals from existing customers, many of whom had allowed their maintenance contracts to lapse during the economic downturn. This increase in maintenance revenue was not fully recognized in sales at the time of sale, but will be recognized in sales over the twelve-month term of the contract.

Cost of Goods Sold

Our cost of goods sold increased $156,000, or 29.9%, for the three months ended June 30, 2010 compared to the same period in 2009. For the six-month period ended June 30, 2010, the cost of goods sold increased $255,000, or 24.4%, compared to the same period in 2009. This increase was primarily a result of increased sales.

Gross Profit

Gross margin for the three-month period ended June 30, 2010 was 60.1% versus 58.6% for the same period in 2009. For the six-month periods ended June 30, 2010 and 2009, gross margins were 60.1% and 59.0%, respectively. The increase in gross margin was due to better utilization of production workers and facilities in the production of products. During 2009, with sales slower, production workers worked on other production projects.

Operating Expenses

Total operating expenses increased $24,000, or 3.2%, for the three months ended June 30, 2010 when compared to the same period of 2009. The Production Monitoring Division had an increase of $28,000, or 4.2%, offset by a decrease in the AutoData Systems Division of $4,000, or 4.0%.

For the six months ended June 30, 2010 when compared to the same period of 2009, operating expenses increased $23,000, or 1.5%. The Production Monitoring Division had an increase of $38,000, or 2.8%, offset by a decrease in the AutoData Systems Division of $15,000, or 7.3%.

Selling and marketing costs increased $33,000, or 10.6%, for the three months ended June 30, 2010 when compared to the same period in 2009. For the six months ended June 30, 2010, selling and marketing costs increased $47,000, or 7.2%, when compared to the same period in 2009. Of the increase for the three months ended June 30, 2010, the Production Monitoring Division had an increase of $32,000, or 11.4%, and the AutoData Systems Division had an increase of $1,000, or 3.2%. Of the increase for the six months ended June 30, 2010, the Production Monitoring Division had an increase of $47,000, or 8.0%, and the AutoData Systems Division costs remained unchanged. For the three months ended June 30, 2010, the increase in selling and marketing costs of the Production Monitoring Division was due to increased commission expense due to increased sales, travel expense due to a sales trip to China, and advertising expenses, offset by decreases in salaries and benefits (due to changes in our compensation package) and website development expense (due to translation of our corporate website into Chinese and Spanish during 2009). For the six months ended June 30, 2010, the increase in selling and marketing costs of the Production Monitoring Division was due to increased commission expense due to increased sales, travel expense due to additional international and domestic sales trips, and advertising expenses, offset by a decrease in website development expense. For the three months ended June 30, 2010, the increase in selling and marketing costs of the AutoData Systems Division was due to increased commission expense due to increased sales. During the six months ended June 30, 2010, the AutoData Systems Division had an increase in wages due to hiring a part-time sales person, offset by a decrease in advertising expenses.

General and administrative costs decreased $10,000, or 3.5%, for the three months ended June 30, 2010 compared to the same period in 2009. For the six months ended June 30, 2010, general and administrative costs decreased $3,000, or 0.5%, when compared to the same period in 2009. Of the decrease for the three months ended June 30, 2010, the Production Monitoring Division had a decrease of $7,000, or 2.6%, and the AutoData Systems Division had a decrease of $3,000, or 15.0%. Of the decrease for the six months ended June 30, 2010, the AutoData Systems Division had a decrease of $5,000, or 12.2%, offset by an increase in the Production Monitoring Division of $2,000, or 0.4%. For the three months ended June 30, 2010, the decrease in general and administrative costs from the Production Monitoring Division resulted from a decrease in stock handling fees due to the printing and filing expenses for year end being recognized in the first quarter of 2010 as opposed to the second quarter during 2009 and depreciation expense, offset by increases in wages and salary due to the hiring of a part-time employee. For the six months ended June 30, 2010, the increase in general and administrative expenses from the Production Monitoring Division was due to increases in ISO (international production quality standards) certification and audit expense, purchases of furnishings, and salaries and wages, due to hiring a part-time employee, offset by decreases in computer supplies and maintenance and depreciation expense. For the three months ended June 30, 2010, the decrease in the AutoData System Division was due to decreases in stock handling fees, due to the printing and filing expenses for year end being recognized in the first quarter of 2010 as opposed to the second quarter during 2009, and computer maintenance costs. For the six months ended June 30, 2010, the decrease in the AutoData System Division was due to decreases in computer maintenance costs.

Research and development costs increased $1,000, or 0.6%, for the three months ended June 30, 2010 compared to the same period in 2009. For the six months ended June 30, 2010, research and development costs decreased $21,000, or 6.4%, when compared to the same period in 2009. Of the increase for the three months ended June 30, 2010, the Production Monitoring Division contributed an increase of $3,000, or 2.7%, offset by a decrease in the AutoData Systems Division of $2,000, or 4.1%. Of the decrease for the six months ended June 30, 2010, the Production Monitoring Division had a decrease of $11,000, or 4.8%, and the AutoData Systems Division of had a decrease of $10,000, or 10.1%. For the three months ended June 30, 2010, the increase in the Production Monitoring Division was due to an increase travel for service calls and salaries and wages, offset by decreases in lab materials and lab testing. For the six months ended June 30, 2010, the decrease in the Production Monitoring Division was due to decreased lab testing, lab materials, and legal fees for trademark and patent expenses, offset by an increase in travel for service calls and salaries and wages. The decrease in the AutoData Systems Division was due to a decrease in wages and benefits and depreciation expense.

Non-Operating Income

Non-operating income decreased by $3,000, or 42.9%, for the three-month period ended June 30, 2010 compared to the same period for 2009. For the six months ended June 30, 2010, non-operating income decreased $6,000, or 50.0%, when compared to the same period in 2009. The decrease for the three-month and six month periods ended June 30, 2010 was due to a decrease in interest income.

Interest income decreased $2,000, or 50.0%, when comparing the three months ended June 30, 2010 to the same period in 2009. For the six months ended June 30, 2010, interest income decreased $5,000, or 71.4%, when compared to the same period in 2009. These decreases were due to the decreased interest rate on Treasury Bills, which was .053% at June 30, 2010, compared to .301% at June 30, 2009.

Income Before Income Taxes

We had income before income taxes of $243,000 for the three months ended June 30, 2010, representing an increase in income before income taxes of $255,000, or 2125.0%, when compared to a loss before income taxes of $12,000 for the three months ended June 30, 2009. We had income before income taxes of $372,000 for the six months ended June 30, 2010, representing an increase in income before income taxes of $432,000, or 720.0%, when compared to a loss before income taxes of $60,000 for the six months ended June 30, 2009.

The Production Monitoring Division had income before income taxes of $229,000 for the three months ended June 30, 2010 compared to $4,000 for the same period in 2009, an increase of $225,000, or 5625.0%. For the six months ended June 30, 2010, the Production Monitoring Division had income before income taxes of $375,000 compared to a loss before income taxes of $24,000 for the same period in 2009, an increase of $399,000, or 1662.5%. This increase in income before income taxes was mainly due to an increase in sales and gross margin.

The AutoData Systems Division had income before income taxes of $12,000 for the three months ended June 30, 2010 compared to a loss before income taxes of $19,000 for same period in 2009, an increase of $31,000, or 163.2%. For the six months ended June 30, 2010, AutoData Systems had a loss before income taxes of $5,000 compared to a loss before income taxes of $42,000 for the same period in 2009, a decrease in the loss of $37,000, or 88.1%. This decrease in loss before income taxes was due primarily to an increase in sales.

ESI Investment Company had income before taxes of $2,000 for the three-month period ended June 30, 2010 compared to income before taxes of $3,000 for the three-month period ended June 30, 2009, a decrease of $1,000, or 33.3%. ESI Investment Company had income before taxes of $2,000 for the six-month period ended June 30, 2010 compared to income before income taxes of $6,000 for the same period in 2009, a decrease of $4,000, or 66.7%. This decrease was a result of the lower interest rate available on Treasury Bills in 2010 as compared to 2009 (See “Non-Operating Income”). However, ESI Investment Company does have approximately $2,547,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (See Note 5 “Investments” in the notes to the accompanying condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $843,000 at June 30, 2010, $746,000 at December 31, 2009, and $489,000 at June 30, 2009.

Cash provided by operating activities was $430,000 and $200,000 for the six months ended June 30, 2010 and 2009, respectively. The increase was primarily the result of the net operating income in 2010, instead of the operating loss in 2009. The operating income is adjusted for depreciation expense on capital assets (a non-cash expense), increases in accrued expenses, and accrued income taxes as compared to the December 31, 2009 balances.

Cash used in investing activities was $70,000 and $4,974,000 for the six-month periods ended June 30, 2010 and 2009, respectively. The significant decrease in cash used by investing activities was due to proceeds from the maturity of Treasury Bills in the aggregate amount of $4,980,000 in 2010, while there were no such maturities in 2009. Prior to February 2009, the Company purchased Treasury Bills that had a maturity date of three months or less and were, therefore, accounted for as cash equivalents and not investments.

Cash used in financing activities was $263,000 and $266,000 for the six months ended June 30, 2010 and 2009, respectively. During the six-month periods ended June 30, 2010 and 2009, we had $7,000 and $4,000, respectively, in stock purchases under the Employee Stock Purchase Plan. We paid dividends of $270,000 in each year.

Our ongoing cash requirements will be primarily for capital expenditures, research and development in both the Production Monitoring and AutoData Systems divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc (PPT), listed on the Pink Sheets. The Rudolph investment, which was valued at $2,592,000 as of June 30, 2010, is accounted for using the available-for-sale method. The PPT investment is accounted for under the equity method of accounting. The Rudolph stock is subject to fluctuations in market price and could have a negative effect on our liquidity, if the market price declines.

Off-balance Sheet Arrangements

As of June 30, 2010, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts; statements relating to management’s beliefs with respect to the economic recovery; our beliefs with respect to the impact of certain factors on our operating results; our intention to hold our Treasury Bills until maturity; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the impact of worsening of the global economy, the impact of stimulus packages, the uncertainty of the impact of the recently-enacted healthcare reform, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings - None.
Item 1A.	Risk Factors - Not Applicable.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None.
Item 3.	Defaults Upon Senior Securities - None.
Item 4.	[Removed and Reserved]
Item 5.	Other Information - None.
Item 6.	Exhibits
(a) Exhibits - See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 13, 2010	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2010

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002