Form 10-Q
period 2010-09-30
ELECTRO SENSORS INC
filed 2010-11-12
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 11, 2010 was 3,381,999.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended September 30, 2010

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS

Current assets

Cash and cash equivalents	$686	$746
Treasury bills.	5,198	4,980
Available for sale securities	2,857	2,311
Trade receivables, less allowance for doubtful accounts of $11	678	777
Inventories	1,075	908
Other current assets	87	84

Total current assets	10,581	9,806

Property and equipment, net	1,197	1,228

Total assets	$11,778	$11,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$157	$79
Accrued expenses	282	172
Deferred revenue	73	76
Accrued income tax	87	15
Deferred income tax	1,069	877

Total current liabilities	1,668	1,219

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,381,999 and 3,376,794 shares, respectively	338	338
Additional paid-in capital	1,541	1,529
Retained earnings	6,523	6,578
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,708	1,370

Total stockholders’ equity	10,110	9,815

Total liabilities and stockholders’ equity	$11,778	$11,034

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$1,561	$1,711	$4,818	$4,252
Cost of goods sold	619	702	1,917	1,745

Gross profit	942	1,009	2,901	2,507

Operating expenses:

Selling and marketing	292	343	990	994
General and administrative	243	265	831	856
Research and development	188	144	495	472

Total operating expenses	723	752	2,316	2,322

Operating income	219	257	585	185

Non-operating income (expense):

Gain on disposal of investment securities	0	5	0	5
Interest income	0	3	2	10
Loss on disposal of fixed assets	0	(1)	0	(1)
Other income	2	2	6	7

Total non-operating income	2	9	8	21

Income before income taxes	221	266	593	206

Income taxes	88	106	243	82

Net income	$133	$160	$350	$124

Other comprehensive income:
Change in unrealized value of investments, net of income tax	$162	$400	$338	$824
Total comprehensive income	$295	$560	$688	$948

Net Income per Share Data:

Basic
Net income per share	$0.04	$0.05	$0.10	$0.04
Weighted average shares	3,381,888	3,370,997	3,381,837	3,369,279

Diluted
Net income per share	$0.04	$0.05	$0.10	$0.04
Weighted average shares	3,405,484	3,401,549	3,405,433	3,399,982

Dividends paid per share	$.04	$.04	$.12	$.12

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities

Net income	$350	$124

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	72	85
Provision for losses on trade receivables	0	3
Deferred income taxes	(16)	0
Interest accrued on investments	(2)	(10)
Realized (gain) loss on disposal of available for sale securities	0	(5)
Loss on disposal of fixed assets	0	1
(Increase)/decrease in:
Trade receivables	99	(109)
Inventories	(167)	229
Other current assets	(3)	(5)
Income taxes receivable	0	98
Accounts payable	78	34
Accrued expenses	110	74
Deferred revenue	(3)	(11)
Accrued income taxes	72	0

Net cash from operating activities	590	508

Cash flows from (used in) investing activities

Proceeds from sale of available for sale securities	0	5
Purchase of treasury bills	(10,246)	(9,949)
Proceeds from the sale of treasury bills	10,030	4,980
Purchase of property and equipment	(41)	(2)

Net cash used in investing activities	(257)	(4,966)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	12	10
Dividends paid	(405)	(404)

Net cash used in financing activities	(393)	(394)

Net decrease in cash and cash equivalents	(60)	(4,852)

Cash and cash equivalents, beginning	746	5,529
Cash and cash equivalents, ending	686	$677

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on available for sale securities	$338	$824
Cash paid for income taxes	$187	$0

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and nine months ended September 30, 2010.  The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations.  Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. operates two distinct businesses. The first is the Production Monitoring Division, which manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The division utilizes leading-edge technology to continuously improve its products and make them easier to use. The division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, original equipment manufacturers and processors to monitor process machinery operations. The division markets its products to a number of different industries located throughout the United States, Asia, Central America, Canada, and Europe.

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision Inc (“PPT”). The Rudolph investment is accounted for using the available-for-sale method.    The PPT investment is accounted for under the equity method of accounting.   See Note 5 for additional information regarding the Company’s investments.  The Company’s investments in securities are subject to normal market risks.

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

Available for Sale Securities

ESI Investment Company’s investments consist of equity securities, primarily common stocks, government debt securities and money market funds.  The estimated fair value of publicly traded equity is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations.  Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

The carrying value of cash and equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at September 30, 2010 and December 31, 2009 due to the short maturity nature of these instruments.

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

Note 2.  Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At September 30, 2010, the Company had one stock-based employee compensation plan. During the nine months ended September 30, 2010, there were no stock options exercised.  There were no option grants in the nine months ended September 30, 2010 and 2009.

Note 3.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4.  Treasury Bills

On January 14, 2010, the Company had $4,980,000 in Treasury Bills mature.  With the proceeds, in February 2010, the Company purchased $5,048,000 in Treasury Bills which matured on July 15, 2010.  With the proceeds of $5,050,000, the Company purchased, in July 2010, $4,300,000 in Treasury Bills which matured in October 2010.  In August 2010, the Company purchased an additional $898,000 in Treasury Bills with a maturity date in July 2011.  It is the intention of management to hold the Treasury Bills until maturity.

Note 5.  Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2009
Treasury Bills	$4,980,000	$0	$0	$4,980,000
Money Market Funds	385,000	0	0	385,000
Equity Securities	101,000	2,264,000	(54,000)	2,311,000
	5,466,000	2,264,000	(54,000)	7,676,000
Less Cash Equivalents	385,000	0	0	385,000
Total Investments, December 31, 2009	$5,081,000	$2,264,000	$(54,000)	$7,291,000

September 30, 2010
Treasury Bills	$5,198,000	$0	$0	$5,198,000
Money Market Funds	169,000	0	0	169,000
Equity Securities	101,000	2,810,000	(54,000)	2,857,000
	5,468,000	2,810,000	(54,000)	8,224,000
Less Cash Equivalents	169,000	0	0	169,000
Total Investments, September 30, 2010	$5,299,000	$2,810,000	$(54,000)	$8,055,000

At September 30, 2010, the Company’s significant investment in equity securities is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method.  As of September 30, 2010 and December 31, 2009, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,808,000 and $2,307,000, respectively, with an approximate cost of $45,000.

Investment Reported on Equity Method

At September 30, 2010 and December 31, 2009, the Company owned 551,759 shares of PPT Vision, Inc. (“PPT”), which is 1.4% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at September 30, 2010 and December 31, 2009 was approximately $88,000 and $39,000 with an approximate cost of $2,434,000.

The Company owns approximately 1.4% of PPT’s outstanding stock and the Company’s Secretary owns a controlling interest in PPT, therefore,  it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet.  However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee.  Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through September 30, 2010 has not been recognized on its current financial statements.  At September 30, 2010 and December 31, 2009, the Company had approximately $1,520,000 and $1,517,000, respectively, in suspended losses from its investment in PPT that will be used to offset future recognition of equity method earnings from the investment, if any.

Note 6.  Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated Balance Sheet December 31, 2009	Fair Value December 31, 2009	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$385,000	$385,000	$385,000	$—	$—
Treasury Bills	$4,980,000	$4,980,000	$4,980,000	$—	$—
Available-for-sale:
Equity Securities	$2,311,000	$2,311,000	$2,311,000	$—	$—

	Carrying amount in condensed consolidated Balance Sheet September 30, 2010	Fair Value September 30, 2010	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$169,000	$169,000	$169,000	$—	$—
Treasury Bills	$5,198,000	$5,198,000	$5,198,000	$—	$—
Available-for-sale:
Equity Securities	$2,857,000	$2,857,000	$2,857,000	$—	$—

The fair value of the money market funds, treasury bills, and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value.  The Company classifies these securities as level 1.

Note 8.  Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2010	December 31, 2009
Raw Materials	$684,000	$624,000
Work In Process	207,000	134,000
Finished Goods	184,000	150,000
Total Inventories	$1,075,000	$908,000

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
External sales
Production monitoring (products)	$1,469	$1,604	$4,519	$3,960
Character recognition (software and related hardware)	92	107	299	292
Investments	0	0	0	0
Total	$1,561	$1,711	$4,818	$4,252

Net Income/(Loss) before taxes
Production monitoring	$231	$263	$606	$239
Character recognition	(11)	(4)	(16)	(46)
Investments	1	7	3	13
Total	$221	$266	$593	$206

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2010 decreased $150,000, or 8.8%, when compared to net sales for the same period in 2009.  Net sales for the nine-month period ended September 30, 2010 increased $566,000, or 13.3%, when compared to net sales for the same period in 2009.

For the three months ended September 30, 2010 compared to the same period in 2009, the Production Monitoring Division had a decrease in net sales of $135,000, or 8.4%, and the AutoData Systems Division had a decrease in net sales of $15,000, or 14.0%.

For the nine months ended September 30, 2010 compared to the same period in 2009, the Production Monitoring Division had an increase in net sales of $559,000, or 14.1%, and the AutoData Systems Division had an increase in net sales of $7,000, or 2.4%.

Sales for the nine-months ended September 30, 2010 have increased 14.1%, reflecting increases across most industries that we serve and our various product lines.  The decrease in the Production Monitoring Division for the third quarter of 2010 was due to a reduction in the number of sales of complete Electro-Sentry systems that included the controller and inputs and outputs preassembled in an enclosure when compared to the same period last year.  More of our customers integrated our hazard monitoring sensors with existing  equipment controller systems or purchased through a system integrator that supplied the equipment controller and related inputs and outputs.  Throughout the remainder of 2010, we expect to continue to expand the number of manufacturer’s representatives and exclusive distributors.  We have recently added a new manufacturer’s representative in western Canada.  Our corporate web site provides significant information and product application knowledge to existing and prospective customers and also direct knowledge to our sales partners, which we believe has a positive impact on our sales.

The AutoData Systems Division decrease in net sales for the third quarter of 2010 was due mainly to delays in implementation of federal governmental requirements for healthcare regarding electronic medical record (EMR) software.  This delay has created uncertainty in the healthcare marketplace and has delayed all software purchase decisions.  Since over 70% of the division’s customers are in healthcare, this delay has had an impact on sales.  We are cautiously optimistic that the fourth quarter of 2010 will see a decrease in the uncertainty in the healthcare marketplace as governmental entities begin to implement the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which may result in an increase in sales.

Cost of Goods Sold

Our cost of goods sold decreased $83,000, or 11.8%, for the three months ended September 30, 2010 compared to the same period in 2009.  For the nine-month period ended September 30, 2010, the cost of goods sold increased $172,000, or 9.9%, compared to the same period in 2009.  These changes were primarily a result of the change in sales.

Gross Profit

Gross margin for the three-month period ended September 30, 2010 was 60.3% versus 59.0% for the same period in 2009.  For the nine-month periods ended September 30, 2010 and 2009, gross margins were 60.2% and 59.0%, respectively.  The increase in gross margin was due to a decrease in relative sales volume of lower margin, higher-priced items, such as the Electro-Sentry systems, within the Production Monitoring Division.

Operating Expenses

Total operating expenses decreased $29,000, or 3.9%, for the three months ended September 30, 2010 when compared to the same period of 2009. Of this decrease, the Production Monitoring Division had a decrease of $17,000, or 2.6%, and the AutoData Systems Division had a decrease of $12,000, or 11.9%.

For the nine months ended September 30, 2010 when compared to the same period of 2009, operating expenses decreased $6,000, or .3%. Of this decrease, the AutoData Systems Division had a decrease of $27,000, or 8.8%, offset by an increase in the Production Monitoring Division of $21,000, or 1.0%.

Selling and marketing costs decreased $51,000, or 14.9%, for the three months ended September 30, 2010 when compared to the same period in 2009.  For the nine months ended September 30, 2010, selling and marketing costs decreased $4,000, or .4%, when compared to the same period in 2009.  Of the decrease for the three months ended September 30, 2010, the AutoData Systems Division had a decrease of $2,000, or 5.7%, and the Production Monitoring Division had a decrease of $49,000, or 15.9%.  Of the decrease for the nine months ended September 30, 2010, the Production Monitoring Division had a decrease of $2,000, or .2%, and the AutoData Systems Division had a decrease of $2,000, or 2.0%.  For the three months ended September 30, 2010, the decrease in the AutoData Systems Division expenses was due to a decrease in sales commissions and wages.  The decrease in the Production Monitoring Division was due to a decrease in wages and benefits (due to changes in our compensation package and an open position) contract personnel, and advertising and marketing expenses, offset by an increase in outside sales representative commissions due to increased sales and the addition of a Canadian sales representative.  For the nine months ended September 30, 2010, the decrease in the Production Monitoring Division was due to wages and benefits (due to changes in our compensation package and an open position) contract personnel, advertising and marketing, and website development expenses (due to translation of our corporate website into Chinese and Spanish during 2009), offset by an increase in outside sales representative commissions (due to increased sales) and travel expenses.  Marketing efforts are continuing to be directed to our core industries and to industries that are receiving funds in connection with the federal economic stimulus package. The decrease in selling and marketing costs in the AutoData Systems Division was due to a decrease in advertising expenses, offset by an increase in wages.

General and administrative costs decreased $22,000, or 8.3%, for the three months ended September 30, 2010 compared to the same period in 2009.  For the nine months ended September 30, 2010, general and administrative costs decreased $25,000, or 2.9%, when compared to the same period in 2009.  Of the decrease for the three months ended September 30, 2010, the Production Monitoring Division contributed a decrease of $15,000, or 6.0%, and the AutoData Systems Division had a decrease of $7,000, or 41.2%.  The decrease for the nine months ended September 30, 2010 was due to a decrease in costs of $13,000, or 1.6%, from the Production Monitoring Division, and the AutoData Systems Division decrease of $12,000, or 20.7%.  For the three months ended September 30, 2010, the decrease in general and administrative expenses from the Production Monitoring Division was due to decreases in doubtful account writeoffs and legal and professional fees.  The decrease in the AutoData Systems Division was due to a decrease in computer maintenance and legal and professional fees.  For the nine months ended September 30, 2010, the decrease in general and administrative expenses from the Production Monitoring Division was due to decreases in depreciation expense, doubtful account writeoffs, and legal and professional fees.  The decrease in the AutoData Systems Division was due to a decrease in computer maintenance and legal and professional fees.

Research and development costs for the three months ended September 30, 2010 increased $44,000, or 30.6%,  compared to the same period in 2009.  For the nine months ended September 30, 2010, research and development costs increased $23,000, or 4.9%, when compared to the same period in 2009.  For the three months ended September 30, 2010, the Production Monitoring Division had an increase of $47,000, or 49.5%, offset by a decrease in the AutoData Systems Division of $3,000, or 6.1%.   Of the increase for the nine months ended September 30, 2010, the Production Monitoring Division contributed an increase of $36,000, or 11.1%, offset by a decrease in the AutoData System Division of $13,000, or 8.8%.  For the three months ended September 30, 2010, the increase in the Production Monitoring Division was due to contract engineering, salaries and wages, lab material, and prototypes.  The increased lab material, prototypes, and contract engineering expenses were due to expenses associated with new products and changes to existing products.  The decrease in the AutoData Systems Division was due to a decrease in employee benefits and depreciation expense.  For the nine months ended September 30, 2010, the increase in the Production Monitoring Division was due to increases in prototypes, salaries and wages, contract engineering, and travel for service calls, offset by a decrease in lab testing for product certification and legal and professional fees for trademark and patent work.  The increased lab material, prototypes, and contract engineering expenses were due to printed circuit board layouts associated with new products and changes to existing products.  The decrease in the AutoData Systems Division was due to a decrease in wages and benefits, and depreciation expense.

Non-Operating Income

Non-operating income decreased by $7,000, or 77.7%, for the three-month period ended September 30, 2010 compared to the same period for 2009.  For the nine months ended September 30, 2010, non-operating income decreased $13,000, or 61.9%, when compared to the same period in 2009. The decrease for the three-month and nine-month period ended September 30, 2010 was due to a decrease in interest income.

Interest income decreased $3,000, or 100.0%, when comparing the three months ended September 30, 2010 to the same period in 2009. For the nine months ended September 30, 2010, interest income decreased $8,000, or 80.0%, when compared to the same period in 2009.  These decreases were due to the decreased interest rate on Treasury Bills, which was .081% at September 30, 2010, compared to .152% at September 30, 2009.

Income Before Income Taxes

Income before income taxes decreased $45,000, or 16.9%, to an income before tax of $221,000 for the three-month period ended September 30, 2010 compared to the same period in 2009.  For the nine-month period ended September 30, 2010 income before income tax increased $387,000, or 187.9%, to an income before tax of $593,000, when compared to the same period in 2009.

The Production Monitoring Division had income before income taxes of $231,000 for the three months ended September 30, 2010 compared to $263,000 for the same period in 2009, a decrease of $32,000, or 12.2%.  For the nine months ended September 30, 2010, the Production Monitoring Division had income before income taxes of $606,000 compared to $239,000 for the same period in 2009, an increase of $367,000, or 153.6%.  The decrease in income before income taxes for the three months ended September 30, 2010 was mainly due to a decrease in net sales, due to the decrease in Electro-Sentry systems sold.  The increase in net income before income taxes for the nine months ended September 30, 2010 was primarily due to an increase in sales and gross margin.

The AutoData Systems Division had a loss before income taxes of $11,000 for the three months ended September 30, 2010 compared to a loss before income taxes of $4,000 for the same period in 2009, a decrease of $7,000, or 175.0%.  This increase in loss before income taxes was due primarily to a decrease in sales.  For the nine months ended September 30, 2010, the AutoData Systems Division had a loss before income taxes of $16,000 compared to a loss before income taxes of $46,000 for the same period in 2009, a decrease in the loss of $30,000, or 65.2%.   This decrease in the loss before income taxes was due primarily to a decrease in the percentage of operating expenses to net sales (from 104.8% of net sales in 2009 to 93.3% of net sales in 2010).

ESI Investment Company had income before taxes of $1,000 for the three-month period ended September 30, 2010 compared to $7,000 for the same period in 2009, a decrease of $6,000, or 85.7%.  ESI Investment Company had income before taxes of $3,000 for the nine-month period ended September 30, 2010 compared to income before income taxes of $13,000 for the same period in 2009, a decrease of $10,000, or 76.9%.   The decrease for the three-month and nine-month period ended September 30, 2010 was due to a decrease in interest income from Treasury Bills.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $686,000 at September 30, 2010, $746,000 at December 31, 2009, and $677,000 at September 30, 2009.

Cash provided by operating activities was $590,000 and $508,000 for the nine months ended September 30, 2010 and 2009, respectively.   The increase was primarily a result of the increase in our net operating income adjusted for changes in accounts receivable, inventories, and accrued income tax activity.  Cash from operating activities increased $82,000 for the nine-months ended September 30, 2010 when compared to the same period in 2009 due to a $226,000 increase in net income and a $208,000 increase in trade receivables, offset by a decrease of $396,000 in inventories.  The net change in trade receivables was due to a decrease in the balance of $99,000 at September 30, 2010 compared to the prior year increase in the balance of $109,000 at September 30, 2009 when compared to the prior year.  The net change in inventories was due to an increase in the balance of $167,000 at September 30, 2010 compared to the prior year decrease in the balance of $229,000 at September 30, 2009 when compared to the prior year.

Cash used for investing activities was $257,000 and $4,966,000 for the nine months ended September 30 2010 and 2009, respectively. The significant decrease in cash used for investing activities was due to purchases of six month Treasury Bills of $9,949,000 in 2009, offset by a sale of Treasury Bills of $4,980,000.   During 2010, the purchase of Treasury Bills with a maturity date greater than three months was $10,246,000, offset by sales of Treasury Bills of $10,030,000.

Cash used for financing activities was $393,000 and $394,000 for the nine months ended September 30, 2010 and 2009, respectively.  During the nine-month periods ended September 30, 2010 and 2009, the Company paid aggregate dividends of $405,000 and $404,000, respectively.  In 2009, one employee exercised a stock option which provided cash of $2,000.  There were no such exercises of stock options in 2010.  During the nine-month periods ended September 30, 2010 and 2009, the Company had $12,000 and $8,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

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

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market, 551,759 shares of PPT Vision, Inc. (“PPT”), listed on the Pink Sheets, and Treasury Bills.  The Rudolph investment is accounted for using the available for sale method.  The PPT investment is accounted for under the equity method of accounting.  The stocks and Treasury Bills are subject to fluctuations in market price and could have a negative effect on our liquidity.   It is the Company’s intent to hold the Treasury Bills until maturity.

Off-balance Sheet Arrangements

As of September 30, 2010, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to, statements relating to our marketing efforts; our intention to hold our Treasury Bills until maturity; our beliefs with respect to the uncertainty of the healthcare industry; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows.  Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law.  It is important to note that our actual results could differ materially from those in such forward-looking statements.  The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the impact of any prolonged recessionary conditions or worsening of the global economy, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

November 12, 2010	/s/ Bradley D. Slye
Bradley D. Slye Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2010

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002