Form 10-K
period 2010-12-31
ELECTRO SENSORS INC
filed 2011-03-17
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $6,600,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on March 14, 2011.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 15, 2011 was 3,383,988.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2010

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

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, include Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2010, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business operations.

ESI, incorporated in Minnesota in July 1968, has executive offices located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343. Our telephone number is (952) 930-0100.

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

We have a sales agreement with Motrona GmbH (the West German manufacturer of a Synchronous Drive Controller (“SDC”) product line), giving us rights to distribute in the United States the drive control products manufactured by Motrona GmbH. The SDC product line manufactured by Motrona GmbH coordinates motors in a production machine with other parts of the machine process. The SDC products were designed as a precision speed reference for use with variable speed drives and to enable manufacturers to match speed/velocity and phase/position of independently driven machines so they operate together. Applications include synchronizing overhead and floor conveyors and load sharing of multiple motors.

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

We expect to continue to expend resources in new product development and the marketing of new and existing products for use in production monitoring applications. We continue to expand our line of hazard monitoring products with new system displays and sensors to meet the requirements of a wider customer base. The customers for our Production Monitoring Division have diverse applications for our products in the grain, feed, bio-fuels, power generation, water utilities and waste water treatment, mining, chemical, and other processing areas. We are continuing to look for new industries to expand sales for our Production Monitoring Division. We may also consider acquiring compatible businesses as part of our growth strategy. Our corporate web site provides significant information and product application knowledge to existing and prospective customers and also direct knowledge to our sales partners.

AutoData Systems Division

AutoData Systems Division (“AutoData”) became an operating segment in January 1993. AutoData initially began developing software to create opportunities using proprietary pattern recognition technology. Current products include two Microsoft® Windows®-based software programs that automate the collection of data from surveys and other forms. AutoData software reads hand-printed characters, checkmarks, and barcodes from images of scanned forms or from forms filled out online.

By automatically extracting information from paper and web forms, and then converting that data into a format compatible with most computer databases, AutoData offers an alternative to manual data entry. This intelligent data entry alternative saves time, strain, and money compared to the manual method of data entry. The basis of the handprint reading capability is Associative Pattern Memory™ (APM), a patented pattern recognition algorithm. APM is a trainable, neural network-based memory that was incorporated in a Dynamic Link Library (DLL) and is used in all AutoData software products. PPT Vision owns the APM patent and has granted AutoData an exclusive open-ended license to use the patent.

AutoData released AutoData Scannable Office™ software in March 2000. Scannable Office was the product replacement and upgrade for customers of previous products. Scannable Office offered a key enhancement: integration with the Microsoft Office Suite. Scannable Office allows the user to create scannable forms in Microsoft Word. The software reads data from images of completed forms and automatically places the extracted data directly into Microsoft Excel, Access, or any ODBC-compliant database, setting data up for analysis and reporting. Scannable Office has the widest recognition capabilities of the AutoData end-user products; it contains hand print (ICR), optical character (OCR), optical mark (OMR) and barcode recognition engines, and image capture capability.

In December 2002, AutoData released ExpertScan™. ExpertScan has hand print (ICR), optical mark (OMR) and barcode recognition engines, and image capture capability. ExpertScan automates survey and form processing, as well as tabulation of the resulting data. Providing a lower-cost option for prospective AutoData customers, ExpertScan offers several form design and reporting enhancements.

The most recent software, NetE-nable™, a web add-on to ExpertScan released in August 2007, completes AutoData’s product offerings. Prospective customers frequently call AutoData in search of a single software program that automates both paper and web data collection, while existing ExpertScan customers express a desire for web functionality. ExpertScan with NetE-nable fulfills both of these needs, and provides a single database (paper and web data combined) from which ExpertScan creates reports and analysis.

ExpertScan with NetE-nable offers a more convenient way for people to respond on a survey or form to what an organization needs to know, and NetE-nable provides higher response rates than if the customer or respondent had been provided with only paper forms. A major advantage of NetE-nable is that it allows data from both paper and electronic forms to be collected by the same software in one easy-to-use package. Another big advantage is that no additional hardware is needed. Online forms are stored on the NetE-nable server in a secure environment along with the collected data. NetE-nable makes automated data collection faster, easier and more cost-effective. NetE-nable has the competitive advantage of offering one software program for both paper and electronic forms.

The NetE-nable Wizard permits the user to transform any survey or form already created in ExpertScan into an online form. Seven clicks of the mouse complete the process of publishing a form or survey to the Web. In four clicks, NetE-nable retrieves the data from the online form into the Access database that ExpertScan built automatically when the form was originally designed. Paper and Web form data automatically populate the same Access database, and the ExpertScan reports generator analyzes that data, creating a variety of reports.

Owning ExpertScan is a prerequisite for purchasing NetE-nable, so the typical customer for NetE-nable is any current ExpertScan customer, as well as any future customers of ExpertScan software. ExpertScan with NetE-nable continues to be a successful addition to the AutoData product line.

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

We purchase a variety of parts, components, and other supplies from a variety of vendors for both of our operating divisions. While we usually have more than a single source of supply for those various parts, components and supplies, it is possible that occasionally there will be only one supplier for any single part, component or supply. Should a supplier be unwilling or unable to supply such an item in a timely manner, our business could be materially adversely affected.

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

2010: $470,000
2009: $442,000

Our development projects for this division are undertaken based upon the identified specific needs of our customer base.

AutoData Systems Division:

2010: $186,000
2009: $201,000

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

Compliance with Environmental Laws

Compliance with federal, state and local environmental laws has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on our competitive position.

Employees

As of March 15, 2011, we had 31 employees, of which 30 are full-time and one is part-time. We believe that our relations with our employees are good.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, forward-looking statements with respect to our business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to shareholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking. Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements relating to management’s intentions that we not become an investment company, our expectations and intentions with respect to growth, statements relating to management’s beliefs with respect to our marketing and product development, our expectations and beliefs with respect to the value of our intellectual property, our beliefs with respect to our competitive position in the marketplace, our beliefs with respect to the effect of governmental regulations on our business, our intention with respect to gradually liquidating our investment securities to finance working capital needs, our expectations and beliefs with respect to the future performance of our investment securities, the adequacy of our facilities, expansion of the number of our manufacturer’s representatives and exclusive distributors, our intention to develop new products, the possibility of acquiring compatible businesses as part of our growth strategy, our expectations with respect to our cash requirements and use of cash, our intention to hold our Treasury Bills until maturity, and our expectations with respect to the continuance of our quarterly dividend payments. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include:

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343. All operating entities are located within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. The facility is anticipated to be adequate for our needs in 2011.

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

	Period	High	Low

2010	First Quarter	$4.00	$3.16
	Second Quarter	$4.25	$3.60
	Third Quarter	$4.63	$3.93
	Fourth Quarter	$4.54	$3.96

2009	First Quarter	$3.59	$1.69
	Second Quarter	$3.15	$2.03
	Third Quarter	$3.11	$2.35
	Fourth Quarter	$4.18	$2.74

Based on data provided by our transfer agent, management believes that as of March 15, 2011, the number of share owner accounts of record was approximately 107.

We paid annual cash dividends on our Common Stock of $0.16 per share in 2010 and 2009.

From time to time, we may be required to repurchase some of our securities as a result of obligations described in Note 9 to our 2010 consolidated financial statements. We did not repurchase any equity securities during the years ended December 31, 2010 and 2009.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2010 vs. Fiscal Year 2009

Net Revenues

Net revenues for fiscal year 2010 increased $300,000 to $6,201,000, or 5.1%, when compared to net revenues for fiscal year 2009.

Net revenues for the Production Monitoring Division increased to $5,794,000, an increase of $273,000, or 4.9%, when comparing fiscal year 2010 to fiscal year 2009. The Production Monitoring Division experienced an increase in net revenue for the year ended December 31, 2010 due to growth mainly in the agricultural related industries that we serve. Throughout 2011, we expect to continue to expand the number of manufacturer’s representatives and exclusive distributors. New products developed and added to the product line in 2010 include the Series 18 sensor line, sliding rub block door for monitoring belt misalignment, and performance updates to several existing products. Development continued on the Electro-Sentry product line and expanding the software capability and related accessories for our customers.

Net revenues for the AutoData Systems Division increased to $407,000, an increase of $27,000, or 7.1%, when comparing fiscal year 2010 to fiscal year 2009. This increase was due to increased sales of the Scannable Office software product attributable to sizable orders from three long-term AutoData customers. During 2010, the Division had an increase in maintenance revenue of 4.9%. Maintenance revenue is not fully recognized as revenue at the time of the sale, but is recognized ratably over the twelve-month term of the contract.

During 2010, several customers with multiple NetE-nable licenses did not repurchase all of their one-year single computer licenses, causing a decrease in NetE-nable revenue. This was the result of several customers determining that one NetE-nable license was sufficient to meet their needs, instead of purchasing a separate license for each copy of ExpertScan.

In February 2011, AutoData released a Scannable Office Form Publisher update for compatibility with Microsoft Word 2007/2010. The new release will increase the customer base to include customers using Microsoft Office 2007 or 2010. We expect revenue from sales of NetE-nable to increase during 2011, offsetting the effects of the license decreases and augmenting revenue from the ExpertScan and Scannable Office software programs.

Cost of Sales

Our cost of sales increased from $2,436,000 to $2,490,000, a difference of $54,000, or 2.2%, when comparing fiscal year 2010 to fiscal year 2009. This increase was primarily a result of increased sales. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner. We continually look for lower cost sources of raw materials and outsource PC Board assembly when appropriate.

Gross Margins

Gross margin for the fiscal year 2010 was 59.8% compared to 58.7% for the prior fiscal year. The increase in gross margin was due to a decrease in relative sales volume of lower margin, higher priced items within the Production Monitoring Division, such as the Electro-Sentry system. Gross margin for the Production Monitoring Division for the fiscal year ending December 31, 2010 and 2009 was 57.9% and 56.7%, respectively. Gross margin for the AutoData Systems Division for the fiscal year ending December 31, 2010 and 2009 was 88.2% and 88.7%, respectively.

Operating Expenses

Total operating expenses decreased by $45,000, or 1.5%, when comparing fiscal year 2010 to fiscal year 2009. Of this decrease, the Production Monitoring Division contributed a decrease in operating expenses of $17,000, or 0.6%, when comparing fiscal year 2010 to fiscal year 2009. The AutoData Systems Division had a decrease in operating expenses of $28,000, or 6.9%, when comparing fiscal year 2010 to fiscal year 2009.

Selling and marketing costs decreased by $29,000, or 2.2%, when comparing fiscal year 2010 to fiscal year 2009. Of this decrease, the Production Monitoring Division had a decrease of $29,000, or 2.5%, and the AutoData Systems Division costs remained unchanged. The decrease from the Production Monitoring Division was due to a decrease in wages and benefit expense (due to changes in our compensation package and an open position), advertising and marketing expenses, and website development (due to translation of our corporate website into Chinese and Spanish during 2009) offset by an increase in outside sales representatives’ commission due to the increase in sales and the addition of a new manufacturer’s representative in western Canada.

General and administrative costs decreased by $29,000, or 2.6%, in fiscal year 2010 compared to fiscal year 2009. Of this decrease, the Production Monitoring Division had a decrease of $16,000, or 1.5%. This decrease was primarily due to decreases in legal and accounting fees, computer maintenance and depreciation expense on furniture and fixtures and software. The AutoData Systems Division had a decrease of $13,000, or 17.8%. The decrease for the AutoData Systems Division was due to a decrease in legal and accounting fees.

Research and development costs increased $13,000, or 2.0%, in fiscal year 2010 when compared with fiscal year 2009. The Production Monitoring Division research and development costs increased $28,000, or 6.3%, offset by AutoData Systems Division decrease of $15,000, or 7.5%. The increase in research and development costs in the Production Monitoring Division was due to an increase in prototypes, salaries and wages, contract engineering, and travel expense related to service calls. These increases were offset by decreases in lab testing for product certification and patent legal fees. The increased prototype and contract engineering expenses were due to printed circuit board layouts associated with new products and changes to existing products. The decrease in the AutoData Systems Division was due to a decrease in wages and benefits and depreciation expense related to capitalized assets.

Operating Income (Loss)

Operating income for fiscal year 2010 was $702,000, compared to operating income of $411,000 in 2009, an increase of $291,000 or 70.8%.

The Production Monitoring Division had operating income of $719,000 compared to operating income of $478,000 in 2009, an increase of $241,000, or 50.4%. The increase in operating income was mainly due to an increase in net sales, an increase in Production Monitoring Division gross margin (from 56.7% to 57.9%, primarily due to a decrease in relative sales volume of lower margin, higher-priced items), and a decrease in the percentage of operating expenses to net sales (from 48.0% of net sales in 2009 to 45.4% of net sales in 2010).

The AutoData Systems Division had an operating loss of $17,000 in fiscal 2010 compared to an operating loss of $67,000 for fiscal 2009, a decrease in operating loss of $50,000, or 74.6%. This decrease in operating loss was due primarily to an increase in sales of software and hardware.

Non-Operating Income

ESI Investment Company continues to provide us with an alternative source of earnings through investments in available-for-sale securities and other investments; however, our intent is to remain an operations-based company. Our investments in available-for-sale securities are subject to significant positive and negative changes in value. In addition to income from the sale of investments, we also realize interest income from our short-term holdings.

Investment income for fiscal year 2010 decreased by $13,000 to $11,000. The decrease was driven by a decrease in interest income. The decrease of 81.8% or $9,000 in interest income earned on temporary cash investments was a result of decreased interest rates on Treasury Bills, which were .152% in December 2009 and 0.065% in December 2010.

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

Net Income After Tax

We reported net income after tax for fiscal year 2010 of $527,000, as compared to net income of $334,000 in 2009, an increase of $193,000, or 57.8%. Basic and diluted earnings per share were $0.16 and $0.15 in 2010, respectively, compared to basic and diluted earnings per share of $0.10 in 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $583,000 and $746,000 at December 31, 2010 and 2009, respectively. The decrease was mainly due to the decrease in cash from operating activities.

Cash from operating activities of $618,000 for the year ended December 31, 2010 was primarily a result of our net income adjusted for depreciation expense on capital assets, and changes in accounts receivable, inventories, and income tax activity. Cash from operating activities decreased $89,000 for the year ended December 31, 2010 when compared to the year ended December 31, 2009. The net change in inventories was due to an increase in the inventory balance of $149,000 at December 31, 2010 compared to the prior year and a reduction of $331,000 at December 31, 2009 when compared to the prior year. The reduction in the change in the inventory balance is due to the Company requiring more inventory to meet customer demand. The net change in income taxes was due to an increase of $69,000 at December 31, 2010 compared to the prior year and a reduction of $132,000 at December 31, 2009 when compared to the prior year. This is due to the increase in taxable income for fiscal 2010 as compared to fiscal 2009. The net change in trade receivables was due an increase of $202,000 at December 31, 2010 compared to the prior year and a reduction of $205,000 at December 31, 2009 when compared to the prior year. This is due to a decline in outstanding accounts receivable balances as of December 31, 2010.

Cash used in investing activities was $253,000 and $4,968,000 for the years ended December 31, 2010 and 2009, respectively. The significant decrease in cash used for investing activities was due to a decrease in net purchases of Treasury Bills with maturity dates of more than three months, with net purchases of only $215,000 during 2010, compared to net purchases of $4,969,000 during 2009. During 2010, the Company purchased $14,545,000 in Treasury Bills and had $14,330,000 in Treasury Bills mature. During 2009, we purchased $9,949,000 in Treasury Bills and had $4,980,000 in Treasury Bills mature.

Cash used in financing activities was $528,000 and $522,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, we paid aggregate dividends of $540,000 and $539,000, respectively. During the years ended December 31, 2010 and 2009, we had $12,000 and $9,000, respectively, in stock purchases under the Employee Stock Purchase Plan. Also, in the year ended December 31, 2009, $8,000 in stock options were exercised.

Our ongoing cash requirements will be primarily for capital expenditures, researching potential acquisitions, acquisitions, research and development in both the Production Monitoring and AutoData divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc (“PPT”), listed on the Pink Sheets. The Rudolph investment is accounted for using the available-for-sale method. The PPT investment is accounted for under the equity method of accounting. The fair value of the Rudolph investment totaled $2,825,000 and $2,307,000 as of December 31, 2010 and 2009, respectively. The fair value of the PPT investment totaled $99,000 and $39,000 as of December 31, 2010 and 2009, respectively. These stocks are subject to fluctuations in price and could have a negative effect on our liquidity. Liquid securities are periodically sold as deemed appropriate by management. The market value of PPT and Rudolph stock as of February 28, 2011 was $110,000 and $3,803,000, respectively.

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

Economic lives of property and equipment

We estimate the economic life of property and equipment used in the business. Expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset.

Realizability of accounts receivable

We estimate our allowance for doubtful accounts based on prior history and the aging of our accounts receivable. We are unable to predict which, if any, of our customers will be unable to pay their open invoices at a future date.

Valuation of deferred tax assets/liabilities

We estimate our deferred tax assets and liabilities based on current tax laws and rates. The tax laws and rates could change in the future to either disallow the deductions or increase/decrease the tax rates.

Valuation of inventory

We purchase inventory based on estimated demand of products. It is possible that the inventory we have purchased will not be used in the products that our customers need or meet future technological requirements.

Valuation of investments

Our investments in equity securities and treasury bills are valued at market prices in an open market. The prices are subject to the normal fluctuations that could be either negative or positive.

Additional information regarding our significant accounting policies is provided below in Part II, Item 8, Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 1, Nature of Business and Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electro-Sensors, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheet of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P. Certified Public Accountants

Minneapolis, Minnesota
March 17, 2011

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	December 31
	2010	2009
ASSETS

Current assets

Cash and cash equivalents	$583	$746
Treasury Bills	5,197	4,980
Available-for-sale securities	2,830	2,311
Trade receivables, less allowance for doubtful accounts of $9 and $11, respectively	577	777
Inventories	1,057	908
Income tax receivable	54	0
Other current assets	81	84

Total current assets	10,379	9,806

Property and equipment, net.	1,174	1,228

Total assets	$11,553	$11,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$75	$79
Accrued expenses	195	172
Deferred revenue	70	76
Accrued income tax	0	15

Total current liabilities	340	342

Deferred income tax liability	1,078	877

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,381,999 and 3,376,794 shares, respectively	338	338
Additional paid-in capital	1,541	1,529
Retained earnings	6,565	6,578
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	1,691	1,370

Total stockholders’ equity	10,135	9,815

Total liabilities and stockholders’ equity	$11,553	$11,034

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)

	Years ended December 31,
	2010	2009

Net Sales	$6,201	$5,901
Cost of Goods Sold	2,490	2,436

Gross Profit	3,711	3,465

Operating Expenses

Selling and marketing	1,271	1,300
General and administrative	1,082	1,111
Research and development	656	643

Total Operating Expenses	3,009	3,054

Operating Income	702	411

Non-operating Income:

Gain on investment securities	0	4
Interest income	2	11
Other income	9	9

Total Non-operating Income	11	24

Income before Income Taxes	713	435
Federal and State Income Taxes	186	101

Net Income	$527	$334

Net Income per share data

Basic

Net income per share	$.16	$.10
Weighted average shares	3,381,905	3,370,822

Diluted

Net income per share	$.15	$.10
Weighted average shares	3,404,443	3,400,383

Dividends paid per common share	$0.16	$0.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)

			Additional paid-in capital	Retained earnings	Comprehensive income	Accumulated other comprehensive income	Total Stockholders’ equity
	Common Stock Issued
	Shares	Amount
Balance, January 1, 2009	3,366,880	$337	$1,513	$6,783		$690	$9,323

Exercise of stock options	6,000	1	7				8
Unrealized gains on investments net of taxes					$680	680	680
Stock issued through the employee stock purchase plan	3,914	0	9				9
Dividend on common stock				(539)			(539)
Net income				334	334		334
Total comprehensive gain					$1,014

Balance, December 31, 2009	3,376,794	338	1,529	6,578		1,370	9,815

Unrealized gains on investments net of taxes					321	321	321
Stock issued through the employee stock purchase plan	5,205	0	12				12
Dividend on common stock				(540)			(540)
Net income				527	527		527
Total comprehensive gain					$848
Balance, December 31, 2010	3,381,999	$338	$1,541	$6,565		$1,691	$10,135

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009
Cash flows from operating activities

Net Income	$527	$334

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	92	111
Realized (gain) on investments	0	(4)
Interest accrued on investments	(2)	(11)
Change in allowance for doubtful accounts	(2)	3
Deferred income taxes	3	(14)
Changes in assets and liabilities:
Trade receivables	202	(205)
Inventories	(149)	331
Other current assets	3	3
Accounts payable	(4)	20
Accrued expenses	23	17
Deferred revenue	(6)	(10)
Accrued income taxes	(69)	132

Net cash from operating activities	618	707

Cash flows used in investing activities:

Proceeds from sale of available-for-sale securities	0	4
Purchase of treasury bills	(14,545)	(9,949)
Proceeds from the sale of treasury bills	14,330	4,980
Purchase of property and equipment	(38)	(3)

Net cash used in investing activities	(253)	(4,968)

Cash flows used in financing activities:

Proceeds from issuance of stock	12	17
Dividends paid	(540)	(539)

Net cash used in financing activities	(528)	(522)

Net decrease in cash and cash equivalents	(163)	(4,783)

Cash and cash equivalents, beginning	746	5,529
Cash and cash equivalents, ending	$583	$746

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments, net of tax	$321	$680
Cash paid during the year for income taxes	$252	$0

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in money market accounts and may also be invested in three month Treasury Bills. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

The Company maintains its cash and cash equivalents in primarily one bank deposit account, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant credit risk on cash.

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

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company currently has no nonfinancial or financial items that are measured on a nonrecurring basis.

The carrying value of cash and equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at December 31, 2010 and 2009 due to the short term maturity nature of these instruments.

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $166,000 and $172,000 for the years ended December 31, 2010 and 2009, respectively.

Research and development

Expenditures for research and development are expensed as incurred.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2010 and 2009 was $92,000 and $111,000, respectively.

Income taxes

Deferred income taxes are provided on an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Net income per common share

EPS excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income	Shares	Per share amount
2010:
Basic EPS	$527,000	3,381,905	$0.16
Effect of dilutive employee and director stock options		22,538
Diluted EPS	$527,000	3,404,443	$0.15

2009:
Basic EPS	$334,000	3,370,822	$0.10
Effect of dilutive employee and director stock options		29,561
Diluted EPS	$334,000	3,400,383	$0.10

Stock Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2010, the Company had one stock-based employee compensation plan. There were no option grants in 2010 or 2009 and one employee forfeited 3,300 shares during fiscal 2010. During the year ended December 31, 2009, three employees exercised a total of 6,000 options. There were no options exercised during the year ended December 31, 2010.

Note 2. Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2010
Treasury Bills	$5,197,000	$0	$0	$5,197,000
Money Market Funds	170,000	0	0	170,000
Equity Securities	101,000	2,783,000	(54,000)	2,830,000
	5,468,000	2,783,000	(54,000)	8,197,000
Less Cash Equivalents	170,000	0	0	170,000
Total Investments, December 31, 2010	$5,298,000	$2,783,000	$(54,000)	$8,027,000

December 31, 2009
Treasury Bills	$4,980,000	$0	$0	$4,980,000
Money Market Funds	385,000	0	0	385,000
Equity Securities	101,000	2,264,000	(54,000)	2,311,000
	5,466,000	2,264,000	(54,000)	7,676,000
Less Cash Equivalents	385,000	0	0	385,000
Total Investments, December 31, 2009	$5,081,000	$2,264,000	$(54,000)	$7,291,000

Realized gains and losses on investments are as follows:

	December 31,
	2010	2009
Gross Realized Gains	$0	$4,000
Gross Realized Losses	0	0
Net Realized Gain	$0	$4,000

At December 31, 2010 and 2009, the Company’s significant investment in equity securities is 343,267 shares of Rudolph, accounted for under the available-for-sale method. As of December 31, 2010, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,825,000 with an approximate cost of $45,000.

In addition, the Company owns two Treasury Bills with a total fair market value of $5,197,000. The first Treasury Bill was purchased on August 11, 2010 at a purchase price of $899,000 and has a maturity date of July 28, 2011. The second Treasury Bill was purchased on November 15, 2010 at a purchase price of $4,298,000 and has a maturity date of May 19, 2011. It is the intention of management to hold the Treasury Bills until maturity.

Investment Reported on Equity Method

At December 31, 2010, the Company owned 551,759 shares of PPT, which is 1.4% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at December 31, 2010 was approximately $99,000 with an approximate cost of $2,434,000.

Since the Company owns approximately 1.4% of PPT’s outstanding stock and the Company’s Secretary owns a controlling interest in PPT, it has been determined that the Company has “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments. Subsequent to December 31, 2010, it was determined that the Company no longer has significant influence over the operations of PPT and the Company will thus be accounting for its investment in PPT as an available for sale security in future periods. This accounting change is expected to have no effect on net income, however the difference between the current carrying value of the stock, which was zero at December 31, 2010 and 2009, and the stock’s current fair market value at the transition date would be recognized in other comprehensive income.

Under the equity method of accounting, the Company’s proportionate share of PPT’s net loss would ordinarily be directly reflected on the Company’s income statement, along with a corresponding reduction in the PPT investment account on the Company’s balance sheet. However, where net losses exceed the value of the initial investment, these losses are no longer recognized in the financial statements, but rather are suspended and applied against the investor’s proportionate share in any future net earnings for the investee. Accordingly, since the Company’s proportionate share of PPT’s previous net losses have already reduced the PPT investment account on its balance sheet to $0, the Company’s proportionate share of PPT’s net loss through December 31, 2010 has not been recognized on its current financial statements. At December 31, 2010, the Company had approximately $1,521,000 in suspended losses from its investment in PPT available to offset future recognition of equity method earnings from the investment.

Note 3. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount In Consolidated Balance Sheet December 31, 2010	Fair Value December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$170,000	$170,000	$170,000	$—	$—
Treasury Bills	$5,197,000	$5,197,000	$5,197,000	$—	$—
Available-for-sale:
Securities	$2,830,000	$2,830,000	$2,830,000	$—	$—

			Fair Value Measurement Using
	Carrying Amount In Consolidated Balance Sheet December 31, 2009	Fair Value December 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$385,000	$385,000	$385,000	$—	$—
Treasury Bills	$4,980,000	$4,980,000	$4,980,000	$—	$—
Available-for-sale:
Securities	$2,311,000	$2,311,000	$2,311,000	$—	$—

The fair value of the money market funds and treasury bills are based on quoted market prices in an active market. Available for sale securities include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2010	2009
Raw Materials	$714,000	$624,000
Work In Process	186,000	134,000
Finished Goods	157,000	150,000
Total Inventories	$1,057,000	$908,000

Note 5. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2010	2009
Equipment	$287,000	$290,000
Furniture and Fixtures	497,000	493,000
Building	1,338,000	1,370,000
Land	415,000	415,000
	2,537,000	2,568,000
Less Accumulated Depreciation	1,363,000	1,340,000
Total Property and Equipment	$1,174,000	$1,228,000

Note 6. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2010	2009
Wages and Commissions	$162,000	$131,000
Other	33,000	41,000
Total Accrued Expenses	$195,000	$172,000

Note 7. Commitments

Lease commitments

The Company is leasing office equipment under operating leases expiring at various dates through 2013.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2011	25,000
2012	25,000
2013	8,000
Total Minimum Lease Payments	$58,000

Rental expense charged to operations was $28,000 and $29,000 for the years ended December 31, 2010 and 2009, respectively.

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

The following table summarizes the activity for outstanding incentive stock options to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2009	25,780	$3.19	4.2
Granted	0
Exercised	6,000	1.33
Canceled/forfeited/expired	0
Balance at December 31, 2009	19,780	3.75	3.3
Granted	0
Exercised	0
Canceled/forfeited/expired	3,300	4.16
Balance at December 31, 2010	16,480	$3.06	2.2	$23,000
Vested and exercisable as of December 31, 2010	16,480	$3.06	2.2	$23,000
Vested and expected to vest as of December 31, 2010	16,480	$3.06	2.2	$23,000

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2010.

The following table summarizes the activity for outstanding director stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2009	5,000	$5.36	8.3
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2009	5,000	5.36	7.3
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2010	5,000	$5.36	6.3	$0
Vested and exercisable as of December 31, 2010	5,000	$5.36		$0
Vested and expected to vest as of December 31, 2010	5,000	$5.36		$0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2010.

As of December 31, 2010 and 2009, respectively there was no unrecognized compensation cost related to stock options that is expected to be recognized over a period of 1-2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock-based compensation

The Company has a stock option plan and an employee stock purchase and bonus plan. Under the 1997 Stock Option Plan, the Company is authorized to grant up to 450,000 shares of its Common Stock. The Company had 21,480 shares granted and exercisable under this plan, as of December 31, 2010. Under the Employee Stock Purchase and Bonus Plan, the Company is authorized to sell and issue up to 150,000 shares of its Common Stock to its full-time employees. During 2010 and 2009, shares of 5,205 and 3,914 respectively, were issued under this plan. At December 31, 2010, 77,369 shares were available for future issuance.

Stock purchase plan

The Employee Stock Purchase and Bonus Plan (the “Employee Stock Plan”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s Common Stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 150,088 shares of the Company’s stock at December 31, 2010. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2010.

There was no compensation expense for contributions to the ESOP plan for the years ended December 31, 2010 and 2009.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2010, 150,088 shares of the Company’s stock, with an aggregate fair market value of approximately $671,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2010 and 2009 other than its matching of 401(k) salary reductions, which totaled $63,000 and $61,000 for 2010 and 2009, respectively.

Note 10. Income Taxes

The components of the income tax provision for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Current:
Federal	$183,000	$115,000
State	0	0
Deferred:
Federal	3,000	(12,000)
State	0	(2,000)
Total Federal and State Income Taxes	$186,000	$101,000

The provision for income taxes for the years ended December 31, 2010 and 2009 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2010	2009

Computed “Expected” Federal Tax Expense	$242,000	$148,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	16,000	9,000
Credits	(53,000)	(49,000)
Permanent Differences	(19,000)	(7,000)
Total Federal and State Income Taxes	$186,000	$101,000

The components of the net deferred tax liability consist of:

	2010	2009

Deferred Tax Assets:
Vacation Disallowance	$26,000	$28,000
Allowance for Doubtful Accounts	4,000	4,000
State Carryforward R&D Credit	3,000	0
Investment in Equity Method Investee	976,000	974,000
Valuation Allowance	(976,000)	(974,000)
Total Deferred Tax Assets	$33,000	$32,000

Deferred Tax Liabilities:
Prepaid Expenses	$29,000	$31,000
Depreciation	45,000	39,000
Net Unrealized Gain on Investments	1,037,000	839,000
Total Deferred Tax Liabilities	$1,111,000	$909,000

Net Deferred Tax Liability	$(1,078,000)	$(877,000)

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service are 2007 through 2010. The tax years that remain open to examination by the Minnesota Department of Revenue are 2006 through 2010. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2010 or December 31, 2010.

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

The following is financial information relating to the continuing operating segments:

	2010	2009

Net revenues
Production Monitoring (products)	$5,794,000	$5,521,000
AutoData Systems (software and related hardware)	407,000	380,000
ESI Investment Company	0	0
Total	6,201,000	5,901,000
Sales in foreign countries
Production Monitoring	536,000	378,000
AutoData Systems	17,000	27,000
ESI Investment Company	0	0
Total	553,000	405,000
Interest income
Production Monitoring	0	2,000
AutoData Systems	0	0
ESI Investment Company	2,000	9,000
Total	2,000	11,000
Depreciation expense
Production Monitoring	91,000	106,000
AutoData Systems	1,000	5,000
ESI Investment Company	0	0
Total	92,000	111,000
Capital purchases
Production Monitoring	38,000	2,000
AutoData Systems	0	1,000
ESI Investment Company	0	0
Total	38,000	3,000
Total assets
Production Monitoring	2,337,000	2,135,000
AutoData Systems	0	0
ESI Investment Company	9,216,000	8,899,000
Total	11,553,000	11,034,000
Income before income taxes
Production Monitoring	728,000	489,000
AutoData Systems	(17,000)	(67,000)
ESI Investment Company	2,000	13,000
Total	713,000	435,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 20, 2011 (“Annual Meeting”).

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct” and “Corporate Governance – Audit Committee” that appear in the Company’s Definitive Proxy Statement for its Annual Meeting. Information concerning the Company’s executive officers is included in the sections referred to above.

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

The following table provides information as of December 31, 2010 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	21,480	$4.06	102,990	(1)

Equity compensation plans not approved by security holders	—	—	—
Total	21,480	$4.06	102,990	(1)

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

ELECTRO-SENSORS, INC.
(“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints BRADLEY D. SLYE as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 17, 2011

/s/ Joseph A. Marino	Director	March 17, 2011

/s/ Geoffrey W. Miller	Director	March 17, 2011

/s/ Robert W. Heller	Director	March 17, 2011

/s/ Jeffrey D. Peterson	Director	March 17, 2011

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2010	Commission File No. 0-9587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
4.1	Specimen Common Stock Certificate
^*10.1	Electro-Sensors, Inc.’s 1987 Stock Option Plan—incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 21, 1987 for the Company’s 1987 Annual Meeting of Shareholders
^*10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
*10.3	Summary of Compensation Arrangements with Directors
*10.4	Summary of Compensation Arrangements with Executive Officers
21	Subsidiaries of Registrant (Name and State of Incorporation):
ESI Investment Company—Minnesota
Senstar Corporation—Minnesota
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 8, 2011
99.2	Investor Information

^	Incorporated by reference to a previously filed report or document—SEC File No. 0-9587
*	Management contract or compensatory plan or arrangement