Form 10-Q
period 2011-03-31
ELECTRO SENSORS INC
filed 2011-05-12
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 9, 2011 was 3,388,488.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended March 31, 2011

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$548	$583
Treasury bills	5,199	5,197
Available for sale securities	3,865	2,830
Trade receivables, less allowance for doubtful accounts of $9	687	577
Inventories	1,089	1,057
Income tax receivable	0	54
Other current assets	116	81

Total current assets	11,504	10,379

Property and equipment, net	1,163	1,174

Total assets	$12,667	$11,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$123	$75
Accrued expenses	260	195
Deferred revenue	64	70
Accrued income tax	1	0

Total current liabilities	448	340

Deferred income tax liability	1,477	1,078

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,383,988 and 3,381,999 shares, respectively	338	338
Additional paid-in capital	1,547	1,541
Retained earnings	6,524	6,565
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	2,333	1,691

Total stockholders’ equity	10,742	10,135

Total liabilities and stockholders’ equity	$12,667	$11,553

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$1,587	$1,557
Cost of goods sold	637	620

Gross profit	950	937

Operating expenses:

Selling and marketing	379	354
General and administrative	271	310
Research and development	149	146

Total operating expenses	799	810

Operating income	151	127

Non-operating income:

Interest income	3	0
Other income	2	2

Total non-operating income	5	2

Income before income taxes	156	129

Income taxes	62	58

Net income	$94	$71

Other comprehensive income:
Change in unrealized value of investments, net of income tax	$642	$399
Total comprehensive income	$736	$470

Net income per share data:

Basic
Net income per share	$0.03	$0.02
Weighted average shares	3,383,767	3,380,135

Diluted
Net income per share	$0.03	$0.02
Weighted average shares	3,405,247	3,404,915

Dividends paid per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities

Net income	$94	$71

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	13	25
Deferred taxes	6	0
Interest accrued on investments	(2)	0
(Increase)/decrease in:
Trade receivables	(110)	(10)
Inventories	(32)	(1)
Other current assets	(35)	(20)
Accounts payable	48	73
Accrued expenses	65	48
Deferred revenue	(6)	0
Accrued income taxes	55	(9)

Net cash from operating activities	96	177

Cash flows from (used in) investing activities

Purchase of treasury bills	0	(5,048)
Proceeds from the maturity of treasury bills	0	4,980
Purchase of property and equipment	(2)	0

Net cash used in investing activities	(2)	(68)

Cash flows from (used in) financing activities

Proceeds from issuance of common stock	6	7
Dividends paid	(135)	(135)

Net cash used in financing activities	(129)	(128)

Net decrease in cash and cash equivalents	(35)	(19)

Cash and cash equivalents, beginning	583	746
Cash and cash equivalents, ending	$548	$727

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments	$642	$399
Cash paid for income taxes	$0	$67

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

This report should be read together with the Company’s annual report on Form 10-K for the year ended December 31, 2010, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2011 and for the three month period then ended.  The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc.(ESI) and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations.  Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision Inc (“PPT”).  The investments are accounted for using the available-for-sale method.   See Note 4 for additional information regarding the Company’s investments.  The Company’s investments in securities are subject to normal market risks.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary (unless accounted for on the equity method of accounting), are included in the period realized.

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

The carrying value of cash and cash equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at March 31, 2011 and December 31, 2010 due to the short maturity nature of these instruments.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   Actual results could differ from those estimates.  Significant estimates, including the underlying assumptions, consist of economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, valuation of inventory and investments.  It is at least reasonably possible that these estimates may change in the near term.

Note 2.  Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At March 31, 2011, the Company had one stock-based employee compensation plan. During the three month period ended March 31, 2011 and 2010, there were no stock options granted or exercised.

Note 3.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4.  Investments

The cost and estimated fair value of the Company’s investments (other than an investment accounted for under the equity method of accounting, as discussed below) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2011
Treasury Bills	$5,199,000	$0	$0	$5,199,000
Money Market Funds	170,000	0	0	170,000
Equity Securities	101,000	3,818,000	(54,000)	3,865,000
	5,470,000	3,818,000	(54,000)	9,234,000
Less Cash Equivalents	170,000	0	0	170,000
Total Investments, March 31, 2011	$5,300,000	$3,818,000	$(54,000)	$9,064,000

December 31, 2010
Treasury Bills	$5,197,000	$0	$0	$5,197,000
Money Market Funds	170,000	0	0	170,000
Equity Securities	101,000	2,783,000	(54,000)	2,830,000
	5,468,000	2,783,000	(54,000)	8,197,000
Less Cash Equivalents	170,000	0	0	170,000
Total Investments, December 31, 2010	$5,298,000	$2,783,000	$(54,000)	$8,027,000

At March 31, 2011, the Company’s significant investments in equity securities were 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision, Inc. (“PPT”), both of which are accounted for under the available-for-sale method.  At December 31, 2010, the Company’s significant investment in equity securities was 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method.  As of March 31, 2011 and December 31, 2010, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $3,755,000 and $2,825,000, respectively, with an approximate cost of $45,000. As of March 31, 2011, the aggregate value of the Company’s PPT shares as reported on the Pink Sheets was approximately $105,000, with an adjusted basis of $0.

In addition, the Company owns two Treasury Bills with a total fair market value of $5,199,000.  The first Treasury Bill was purchased on August 11, 2010 at a purchase price of $899,000 and has a maturity date of July 28, 2011.  The second Treasury Bill was purchased on November 15, 2010 at a purchase price of $4,298,000 and has a maturity date of May 19, 2011.  It is the intention of management to hold the Treasury Bills until maturity.

Investment Reported on Equity Method:

At December 31, 2010, the Company owned 551,759 shares of PPT Vision Inc. (“PPT”), which is 1.4% of PPT’s outstanding common stock.  The fair value of its holdings based on the quoted market price at December 31, 2010 was approximately $99,000 with an approximate cost of $2,434,000.

Because the Company owned approximately 1.4% of PPT’s outstanding stock and the Company’s Secretary owned a controlling interest in PPT, it had been determined that the Company had “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments.  As of March 31, 2011, it was determined that the Company no longer has “significant influence” over the operations of PPT and accordingly, the Company is accounting for its investment in PPT as an available-for-sale security for this period and all future periods.  Upon conversion to available-for-sale classification, the Company recorded the stock at its adjusted basis of $0 which reflected its carrying amount at that date.

Note 5. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet March 31, 2011

			Fair Value Measurement Used
		Fair Value March 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$170,000	$170,000	$170,000	$—	$—
Treasury Bills	$5,199,000	$5,199,000	$5,199,000	$—	$—
Available-for-sale:
Equity Securities	$3,865,000	$3,865,000	$3,865,000	$—	$—

	Carrying amount in consolidated balance sheet December 31, 2010

			Fair Value Measurement Used
		Fair Value December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$170,000	$170,000	$170,000	$—	$—
Treasury Bills	$5,197,000	$5,197,000	$5,197,000	$—	$—
Available-for-sale:
Equity Securities	$2,830,000	$2,830,000	$2,830,000	$—	$—

The fair value of the money market funds, treasury bills, and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value.  The Company classifies these securities as level 1.

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2011	December 31, 2010
Raw Materials	$695,000	$714,000
Work In Process	209,000	186,000
Finished Goods	185,000	157,000
Total Inventories	$1,089,000	$1,057,000

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

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  In evaluating segment performance, management focuses on sales and income before taxes.  The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended March 31,
	2011	2010
External sales
Production monitoring (products)	$1,517	$1,470
AutoData systems (software and related hardware)	70	87
Investments	0	0
Total	$1,587	$1,557

Net income (loss) before taxes
Production monitoring	$195	$146
AutoData systems	(41)	(17)
Investments	2	0
Total	$156	$129

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions.   An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  No new estimates exist other than those discussed in our Annual Report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2011 increased $30,000, or 1.9%, when compared to net sales for the same period in 2010.

For the three months ended March 31, 2011 compared to the same period in 2010, the Production Monitoring Division had an increase in net sales of $47,000, or 3.2%, and the AutoData Systems Division had a decrease in net sales of $17,000, or 19.5%.

While net sales were up slightly over last year for the Production Monitoring Division, we are reallocating existing resources and adding additional resources to increase activity to accelerate growth.  We added a new Sales Manager for the Production Monitoring Division, and have implemented new initiatives to evaluate, engage, and add to our manufacturer’s representative sales force.  Due to additional trade show attendance, travel and marketing expenses were higher over last year.  The new Electro-Sentry1 Hazard Monitoring System was announced at the annual Grain Elevator and Processor Society Convention in Portland, Oregon.  The Electro-Sentry1 product is targeted at smaller grain and feed facilities and provides customers with simple installation, calibration and “at a glance” indication of proper machine operation.   Customer feedback has been positive on initial installations.

The AutoData Systems Division decrease in net sales was due to the ongoing decline in sales of Scannable Office and a reduced number of additional licenses purchased at existing customer sites.  We continue to see reduced capital expenditures at healthcare facilities and government funded organizations, which account for a large percentage of customers and prospective customers.   The Scannable Office product was upgraded in February 2011 to be compatible with Microsoft® Office® 2007/2010 and we expect this to have a positive impact on the sales of this product.

Cost of Goods Sold

Our cost of goods sold increased $17,000, or 2.7%, for the three months ended March 31, 2011 compared to the same period in 2010.  This increase was primarily a direct result of increased sales.

Gross Profit

Gross margin for the three months ended March 31, 2011 was 59.9% versus 60.2% for the same period in 2010.  The decrease in gross margin was due to fixed costs associated with AutoData’s NetEnable product.

Operating Expenses

Total operating expenses decreased $11,000, or 1.4%, for the three months ended March 31, 2011 when compared to the same period of 2010.  The Product Monitoring Division had a decrease of $16,000, or 2.2%, offset by an increase in the Auto Data Systems Division of $5,000, or 5.3%.

Selling and marketing costs increased $25,000, or 7.1%, for the three months ended March 31, 2011 when compared to the same period in 2010.  The Production Monitoring Division had an increase of $25,000, or 7.8%, and the AutoData Systems Division costs remained unchanged.  The increase in the Production Monitoring Division was due to increased wages and bonuses (resulting from changes in our compensation package), tradeshows, and travel, offset by decreases in advertising and marketing expenses due to the timing and selection of publications for ads placed.  Marketing efforts are continuing to be directed to our core industries.

General and administrative costs decreased $39,000, or 12.6%, for the three months ended March 31, 2011 compared to the same period in 2010.  The Production Monitoring Division had a decrease of $38,000, or 13.1%, and the AutoData Systems Division had a decrease of $1,000, or 5.3%. The decrease in general and administrative costs from the Production Monitoring Division resulted from a decrease in depreciation expense on software, wages and benefits (due to an open position that will not be filled), and professional services due to a negotiated contract.  The decrease in the AutoData Systems Division general and administrative costs was due to a decrease in professional services due to a negotiated contract.

Research and development costs increased $3,000, or 2.1%, for the three months ended March 31, 2011 compared to the same period in 2010.  Of this increase, the AutoData Systems Division contributed an increase of $6,000, or 14.3%, offset by a decrease in the Production Monitoring Division of $3,000, or 2.9%. The decrease in the Production Monitoring Division research and development costs was due to a decrease in prototypes and contract engineering (due to development and installation of the Electro-Sentry system), offset by increases in wages and benefits.  The increase in the AutoData Systems Division was due to an increase in wages and benefits.

Non-Operating Income

Non-operating income increased by $3,000, or 150.0%, for the three months ended March 31, 2011 compared to the same period for 2010.  This increase was due primarily to an increase in the amount of interest income earned.

Interest income increased $3,000, or 100.0%, when comparing the three months ended March 31, 2011 to the same period in 2010. This increase was due to interest income recognized on Treasury Bills when comparing the three months ended March 31, 2011 to the same period in 2010.

Income (Loss) Before Income Taxes

The Company had income before income taxes of $156,000 for the quarter ended March 31, 2011, representing an increase of $27,000, or 20.9%, when compared to income before income taxes of $129,000 for the quarter ended March 31, 2010.

The Production Monitoring Division had income before income taxes of $195,000 for the three months ended March 31, 2011 compared to $146,000 for the same period in 2010, an increase of $49,000, or 33.6%.  Increased sales for the division and a decrease in the percentage of operating expenses to net sales (from 48.7% of net sales in 2010 to 46.1% of net sales in 2011) contributed to the increase in net income before income taxes.

The AutoData Systems Division had a loss before income taxes of $41,000 for the three months ended March 31, 2011 compared to a loss before income taxes of $17,000 for the same period in 2010, an increase in the loss of $24,000, or 141.2%. The increase in the loss before income taxes was due to decreased sales and decreased gross margin.

ESI Investment Company had income before income taxes of $2,000 for the three months ended March 31, 2011 compared to zero net income for the same period in 2010, an increase of $2,000.  This increase was a result of the higher interest income recognized on Treasury Bills in 2011 as compared to 2010 (see “Non-Operating Income”).   However, ESI Investment Company does have approximately $3,710,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (see Note 4 “Investments” in the notes to the accompanying condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $548,000 at March 31, 2011, $583,000 at December 31, 2010, and $727,000 at March 31, 2010.

Cash provided by operating activities was $96,000 and $177,000 for the three months ended March 31, 2011 and 2010, respectively. Cash from operating activities decreased $81,000 for the three-months ended March 31, 2011 when compared to the same period in 2010 due to a $110,000 decrease in trade receivables, offset by an increase of $23,000 in net income.  The net change in trade receivables was due to an increase in the balance of $110,000 at March 31, 2011 compared to the prior year increase in the balance of $10,000 at March 31, 2010 when compared to the prior year.

Cash used in investing activities was $2,000 and $68,000 for the three months ended March 31, 2011 and 2010, respectively.  The significant decrease in cash used by investing activities was due to a decrease in net purchases of Treasury Bills with maturity dates of more than three months, with no purchases or maturities during 2011, compared to net purchases of $68,000 during 2010.  During the first quarter of 2010, the Company purchased $5,048,000 in Treasury Bills and had $4,980,000 in Treasury Bills mature.  There were no such transactions during the first quarter of 2011.

Cash used in financing activities was $129,000 and $128,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.   During the quarter ended March 31, 2011 and 2010, we had $6,000 and $7,000, respectively, in stock purchases under the Employee Stock Purchase Plan.  We paid dividends of $135,000 in each quarter.

Our ongoing cash requirements will be primarily for capital expenditures, research and development in both the Production Monitoring and AutoData divisions, and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc. (“PPT”), listed on the Pink Sheets.  The investments are accounted for using the available-for-sale method.  The investments are subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of March 31, 2011, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to, statements relating to our marketing efforts or our efforts to accelerate growth; our intention to hold our Treasury Bills until maturity; our expectations regarding future sales of our Scannable Office product following its upgrade in February 2011; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows.  Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law.  It is important to note that our actual results could differ materially from those in such forward-looking statements.  The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions,  the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

May 12, 2011	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2011

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002