Form 10-Q
period 2011-06-30
ELECTRO SENSORS INC
filed 2011-08-12
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 9, 2011 was 3,389,577.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$490	$583
Treasury bills	5,200	5,197
Available for sale securities	3,735	2,830
Trade receivables, less allowance for doubtful accounts of $9	809	577
Inventories	1,212	1,057
Income tax receivable	0	54
Other current assets	83	81

Total current assets	11,529	10,379

Property and equipment, net	1,155	1,174

Total assets	$12,684	$11,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$171	$75
Accrued expenses	328	195
Deferred revenue	65	70
Accrued income tax	51	0

Total current liabilities	615	340

Deferred income tax liability	1,415	1,078

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,388,488 and 3,381,999 shares, respectively	339	338
Additional paid-in capital	1,558	1,541
Retained earnings	6,505	6,565
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	2,252	1,691

Total stockholders’ equity	10,654	10,135

Total liabilities and stockholders’ equity	$12,684	$11,553

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$1,667	$1,700	$3,254	$3,257
Cost of goods sold	680	678	1,317	1,298

Gross profit	987	1,022	1,937	1,959

Operating expenses:

Selling and marketing	384	344	763	698
General and administrative	242	278	513	588
Research and development	168	161	317	307

Total operating expenses	794	783	1,593	1,593

Operating income	193	239	344	366

Non-operating income:

Interest income	1	2	4	2
Gain on investment securities	1	0	1	0
Other income	1	2	3	4

Total non-operating income	3	4	8	6

Income before income taxes	196	243	352	372

Income taxes	78	97	140	155

Net income	$118	$146	$212	$217

Other comprehensive income (loss):
Change in unrealized value of investments, net of income tax	$(80)	$(224)	$561	$176
Total comprehensive income (loss)	$38	$(78)	$773	$393

Net Income per Share Data:

Basic
Net income per share	$0.03	$0.04	$0.06	$0.06
Weighted average shares	3,388,241	3,380,290	3,386,016	3,380,213

Diluted
Net income per share	$0.03	$0.04	$0.06	$0.06
Weighted average shares	3,405,468	3,405,070	3,405,358	3,404,993

Dividends paid per share	$.04	$.04	$.08	$.08

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities

Net income	$212	$217

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	28	49
Deferred income taxes	(7)	(12)
Interest accrued on investments	(3)	(2)
(Increase)/decrease in:
Trade receivables	(232)	8
Inventories	(155)	(53)
Other current assets	(2)	6
Accounts payable	96	47
Accrued expenses	133	108
Deferred revenue	(5)	(3)
Accrued income taxes	105	65

Net cash from operating activities	170	430

Cash flows from (used in) investing activities

Purchase of treasury bills	(4,300)	(5,048)
Proceeds from the maturity of treasury bills	4,300	4,980
Purchase of property and equipment	(9)	(2)

Net cash used in investing activities	(9)	(70)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	18	7
Dividends paid	(272)	(270)

Net cash used in financing activities	(254)	(263)

Net increase (decrease) in cash and cash equivalents	(93)	97

Cash and cash equivalents, beginning	583	746
Cash and cash equivalents, ending	$490	$843

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments	$561	$176
Cash paid for income taxes	$52	$35

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2011
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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and six months ended June 30, 2011. The results of interim periods may not be indicative of results to be expected for the year.

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

Available for Sale Securities

ESI Investment Company’s portfolio consist of equity securities, primarily common stocks, government debt securities and money market funds. The estimated fair value of publicly traded equity securities (other than those accounted for based upon the equity method of accounting) is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

The carrying value of cash and cash equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at June 30, 2011 and December 31, 2010 due to the short maturity nature of these items.

Income taxes

Deferred income taxes are presented as an asset or liability based on timing differences between financial reporting and tax reporting methods. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard covering Presentation of Comprehensive Income. The standard requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are assessing the impact of the standard on our comprehensive income presentation.

Note 2. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At June 30, 2011, the Company had one stock-based employee compensation plan. During the six months ended June 30, 2011, two employees exercised options to purchase a total of 4,500 shares of common stock. There were no options exercised during the six months ended June 30, 2010. There were no options granted in the six months ended June 30, 2011 or 2010.

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

Note 4. Investments

The cost and estimated fair value of the Company’s investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value

June 30, 2011
Treasury Bills	$5,200,000	$0	$0	$5,200,000
Money Market Funds	171,000	0	0	171,000
Equity Securities	101,000	3,688,000	(54,000)	3,735,000
	5,472,000	3,688,000	(54,000)	9,106,000
Less Cash and Cash Equivalents	171,000	0	0	171,000
Total Investments, June 30, 2011	$5,301,000	$3,688,000	$(54,000)	$8,935,000

December 31, 2010
Treasury Bills	$5,197,000	$0	$0	$5,197,000
Money Market Funds	170,000	0	0	170,000
Equity Securities	101,000	2,783,000	(54,000)	2,830,000
	5,468,000	2,783,000	(54,000)	8,197,000
Less Cash and Cash Equivalents	170,000	0	0	170,000
Total Investments, December 31, 2010	$5,298,000	$2,783,000	$(54,000)	$8,027,000

At June 30, 2011, the Company’s significant investments in equity securities were 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision, Inc. (“PPT”), both of which are accounted for under the available-for-sale method. At December 31, 2010, the Company’s significant investment in equity securities was 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method. As of June 30, 2011 and December 31, 2010, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $3,676,000 and $2,825,000, respectively, with an approximate cost of $45,000. As of June 30, 2011, the aggregate value of the Company’s PPT shares as reported on the Pink Sheets was approximately $55,000, with an adjusted basis of $0.

In addition, the Company owns two Treasury Bills with a total fair market value of $5,200,000. The first Treasury Bill was purchased on August 11, 2010 at a purchase price of $899,000 and that matured on July 28, 2011. The Company is in the process of considering options for investing the funds in the future. The second Treasury Bill was purchased on May 20, 2011 at a purchase price of $4,300,000 and has a maturity date of September 22, 2011. It is the intention of management to hold the Treasury Bills until maturity.

Investment Reported on Equity Method

At December 31, 2010, the Company owned 551,759 shares of PPT Vision, Inc. (“PPT”), which is 1.4% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at December 31, 2010 was approximately $99,000 with an approximate cost of $2,434,000.

Because the Company owned approximately 1.4% of PPT’s outstanding stock and the Company’s Secretary owned a controlling interest in PPT, it had been determined that the Company had “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments. In the first quarter of 2011, it was determined that the Company no longer has “significant influence” over the operations of PPT and accordingly, the Company is accounting for its investment in PPT as an available-for-sale security. Upon conversion to available-for-sale classification, the Company recorded the stock at its adjusted basis of $0 which reflected its carrying amount at that date.

Note 5. Fair Value Measurements

The following table provides information on the Company’s investment assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet June 30, 2011	Fair Value June 30, 2011

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$171,000	$171,000	$171,000	$—	$—
Treasury Bills	$5,200,000	$5,200,000	$5,200,000	$—	$—
Available-for-sale:
Equity Securities	$3,735,000	$3,735, 000	$3,735,000	$—	$—

	Carrying amount in condensed consolidated Balance Sheet December 31, 2010	Fair Value December 31, 2010

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$170,000	$170,000	$170,000	$—	$—
Treasury Bills	$5,197,000	$5,197,000	$5,197,000	$—	$—
Available-for-sale:
Equity Securities	$2,830,000	$2,830,000	$2,830,000	$—	$—

The fair value of the money market funds, treasury bills, and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2011	December 31, 2010
Raw Materials	$772,000	$714,000
Work In Process	251,000	186,000
Finished Goods	189,000	157,000
Total Inventories	$1,212,000	$1,057,000

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
External sales
Production monitoring (products)	$1,543	$1,580	$3,060	$3,050
AutoData systems (software and related hardware)	124	120	194	207
Investments	0	0	0	0
Total	$1,667	$1,700	$3,254	$3,257

Net Income/(Loss) before taxes
Production monitoring (products)	$193	$229	$388	$375
AutoData systems (software and related hardware)	1	12	(40)	(5)
Investments	2	2	4	2
Total	$196	$243	$352	$372

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2011 decreased $33,000, or 1.9%, when compared to net sales for the same period in 2010. Net sales for the six-month period ended June 30, 2011 decreased $3,000, or 0.1%, when compared to net sales for the same period in 2010.

For the three months ended June 30, 2011 compared to the same period in 2010, the Production Monitoring Division had a decrease in net sales of $37,000, or 2.3%, and the AutoData Systems Division had an increase in net sales of $4,000, or 3.3%.

For the six months ended June 30, 2011 compared to the same period in 2010, the Production Monitoring Division had an increase in net sales of $10,000, or 0.3%, and the AutoData Systems Division had a decrease in net sales of $13,000, or 6.3%.

Net sales were down slightly for the three months ended June 30, 2011 compared to the same period in 2010, but remained up slightly for the six months ended June 30, 2011 compared to the same period in 2010. We are selling more sensors to customers to connect into their control system compared to selling systems containing programmable logic controllers from other manufacturers, as we did in 2010. We are adding sales and marketing resources to increase our ability to meet with customers directly and also through our manufacturer’s representatives. Attending additional trade shows and industry association events increased travel and marketing expenses over last year. We expect this to continue to increase this year. The new ION Remote Network I/O Node product is now available for sale and promotion will begin in the third quarter of 2011. The ION Nodes reduce installation costs by networking multiple sensors over a single cable. The product is targeted at medium to large grain and feed facilities and provides customers with a simple method for interfacing sensors to a new or existing control system.

The AutoData Systems Division increase in net sales for the second quarter of 2011 was due in part to the increase in sales of Scannable Office. The Scannable Office upgrade in the first quarter of 2011 to compatibility with Microsoft® Office® 2007/2010 contributed to the increase of sales in the product. Year to date sales continue to be down due to the slowness of the economic recovery, leading to continued reduced capital expenditures at healthcare facilities and government-funded organizations, which account for a large percentage of customers and prospective customers.

Cost of Goods Sold

Our cost of goods sold increased $2,000, or 0.3%, for the three months ended June 30, 2011 compared to the same period in 2010. For the six-month period ended June 30, 2011, the cost of goods sold increased $19,000, or 1.5%, compared to the same period in 2010. The increase for the second quarter was primarily a result of increased sales of software and hardware in the AutoData Systems Division. The increase in cost of goods sold for the six-month period ended June 30, 2011 was due to increased sales of hardware in the AutoData Systems Division.

Gross Profit

Gross margin for the three-month period ended June 30, 2011 was 59.2% versus 60.1% for the same period in 2010. For the six-month periods ended June 30, 2011 and 2010, gross margins were 59.5% and 60.1%, respectively. The decrease in the gross margin was due mainly to the increased hardware sales in the AutoData Systems Division. Hardware sold in the AutoData Systems Division is sold at a much lower gross margin than the software.

Operating Expenses

Total operating expenses increased $11,000, or 1.4%, for the three months ended June 30, 2011 when compared to the same period in 2010. The Production Monitoring Division had an increase of $6,000, or 0.9% and the AutoData Systems Division had an increase of $5,000, or 5.2%.

For the six months ended June 30, 2011 when compared to the same period in 2010, total operating expenses were unchanged. The Production Monitoring Division had a decrease of $10,000, or 0.7%, offset by an increase in the AutoData Systems Division of $10,000, or 5.3%.

Selling and marketing costs increased $40,000, or 11.6%, for the three months ended June 30, 2011 when compared to the same period in 2010. For the six months ended June 30, 2011, selling and marketing costs increased $65,000, or 9.3%, when compared to the same period in 2010. Of the increase for the three months ended June 30, 2011, the Production Monitoring Division had an increase of $37,000, or 11.9%, and the AutoData Systems Division had an increase of $3,000, or 9.4%. Of the increase for the six months ended June 30, 2011, the Production Monitoring Division had an increase of $62,000, or 9.8%, and the AutoData Systems Division had an increase of $3,000, or 4.6%. For the three months ended June 30, 2011, the increase in selling and marketing costs of the Production Monitoring Division resulted from increased commission expense due to increased sales and the addition of a Canadian outside manufacturer’s representative, and increased travel expenses (due to additional tradeshows and international trips) and trade show expenses due to additional regional, local and national shows. For the six months ended June 30, 2011, the increase in selling and marketing costs of the Production Monitoring Division was due to higher wages and bonuses (resulting from changes in our compensation package), increased commission expense due to increased sales and the addition of a Canadian outside manufacturer’s representative, and higher travel expenses (due to additional tradeshows and international trips) and trade show expenses due to additional regional, local and national shows, offset by decreases in advertising and marketing expenses due to the timing and selection of publications for ads placed. While marketing efforts continue to be directed to our core industries, we are also expanding international marketing. For the three months ended June 30, 2011, the increase in selling and marketing costs of the AutoData Systems Division resulted from increased commission expense due to increased sales and increased wages relating to additional hours paid to our part-time sales person. During the six months ended June 30, 2011, the AutoData Systems Division had an increase in wages due to additional hours paid to our part-time sales person and the purchase of an internet security certificate.

General and administrative costs decreased $36,000, or 12.9%, for the three months ended June 30, 2011 compared to the same period in 2010. For the six months ended June 30, 2011, general and administrative costs decreased $75,000, or 12.8%, when compared to the same period in 2010. Of the decrease for the three months ended June 30, 2010, the Production Monitoring Division had a decrease of $35,000, or 13.4%, and the AutoData Systems Division had a decrease of $1,000, or 5.9%. Of the decrease for the six months ended June 30, 2011, the Production Monitoring Division had a decrease of $73,000, or 13.2%, and the AutoData Systems Division had a decrease of $2,000, or 5.6%. For the three months ended June 30, 2011, the decrease in general and administrative costs from the Production Monitoring Division resulted from a decrease in depreciation expense on software and related hardware, wages and benefits (due to an open position that will not be filled), and professional services due to a negotiated contract, offset by an increase in repairs and maintenance and stock handling costs (due to the XBRL requirement). For the six months ended June 30, 2011, the increase in general and administrative expenses from the Production Monitoring Division was due to decreases in ISO (international production quality standards) certification and audit expense, depreciation expense on software and related hardware, wages and benefits (due to an open position that will not be filled), and professional services due to a negotiated contract, offset by an increase repairs and maintenance and stock handling costs (due to the XBRL requirement). For the three months ended June 30, 2011, the decrease in the AutoData System Division resulted from a decrease in professional services due to a negotiated contract. For the six months ended June 30, 2011, the decrease in the AutoData System Division resulted from decreases in professional services due to a negotiated contract, offset by an increase in repairs and maintenance and stock handling costs (due to the XBRL requirement).

Research and development costs increased $7,000, or 4.3%, for the three months ended June 30, 2011 compared to the same period in 2010. For the six months ended June 30, 2011, research and development costs increased $10,000, or 3.3%, when compared to the same period in 2010. Of the increase for the three months ended June 30, 2011, the Production Monitoring Division contributed an increase of $4,000, or 3.5%, and the AutoData Systems Division had an increase of $3,000, or 6.4%. Of the increase for the six months ended June 30, 2011, the Production Monitoring Division had an increase of $1,000, or 0.5%, and the AutoData Systems Division had an increase of $9,000, or 10.1%. For the three months ended June 30, 2011, the increase in the Production Monitoring Division was due to an increase in salaries and wages and lab materials for parts used in new products, offset by decreases in travel (service calls in 2010 that were not required in 2011), prototypes and contract engineering (due to development and installation of the Electro-Sentry system). For the three months ended June 30, 2011, the increase in the AutoData System Division was due to an increase in wages and benefits. For the six months ended June 30, 2011, the increase in the AutoData Systems Division resulted from an increase in wages and benefits and computer supplies, due to the purchase of software upgrades.

Non-Operating Income

Non-operating income decreased by $1,000, or 25.0%, for the three-month period ended June 30, 2011 compared to the same period for 2010. For the six months ended June 30, 2011, non-operating income increased $2,000, or 33.3%, when compared to the same period in 2010. The decrease for the three-month period ended June 30, 2011 was due to a decrease in interest income. The increase for the six-month period ended June 30, 2011 was due to an increase in interest income.

Interest income decreased $1,000, or 50.0%, when comparing the three months ended June 30, 2011 to the same period in 2010. For the six months ended June 30, 2011, interest income increased $2,000, or 100.0%, when compared to the same period in 2010. The changes in interest income were due to the interest recognized on Treasury Bills when comparing the three and six month periods ended June 30, 2011 to the same periods in 2010.

Income Before Income Taxes

Income before income taxes was $196,000 for the three months ended June 30, 2011, representing a decrease in income before income taxes of $47,000, or 19.3%, when compared to income before income taxes of $243,000 for the three months ended June 30, 2010. Income before income taxes was $352,000 for the six months ended June 30, 2011, representing a decrease in income before income taxes of $20,000, or 5.4%, when compared to income before income taxes of $372,000 for the six months ended June 30, 2010.

The Production Monitoring Division had income before income taxes of $193,000 for the three months ended June 30, 2011 compared to $229,000 for the same period in 2010, a decrease of $36,000, or 15.7%. This decrease in income before income taxes was mainly due to a decrease in sales. For the six months ended June 30, 2011, the Production Monitoring Division had income before income taxes of $388,000 compared to income before income taxes of $375,000 for the same period in 2010, an increase of $13,000, or 3.5%. This increase in income before income taxes was mainly due to a decrease in operating expenses.

The AutoData Systems Division had income before income taxes of $1,000 for the three months ended June 30, 2011 compared to income before income taxes of $12,000 for same period in 2010, a decrease of $11,000, or 91.7%. This decrease in income before income taxes was due primarily to a decrease in gross margin. For the six months ended June 30, 2011, AutoData Systems had a loss before income taxes of $40,000 compared to a loss before income taxes of $5,000 for the same period in 2010, an increase in the loss of $35,000, or 700.0%. This increase in loss before income taxes was due primarily to a decrease in sales and gross margin.

ESI Investment Company had income before taxes of $2,000 for the three-month period ended June 30, 2011, which is unchanged from the income before taxes of $2,000 for the three-month period ended June 30, 2010. ESI Investment Company had income before taxes of $4,000 for the six-month period ended June 30, 2011 compared to income before income taxes of $2,000 for the same period in 2010, an increase of $2,000, or 100.0%. This increase was a result of the interest earned on Treasury Bills in 2011 as compared to 2010 (See “Non-Operating Income”). However, ESI Investment Company does have approximately $3,631,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (See Note 4 “Investments” in the notes to the accompanying condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $490,000 at June 30, 2011, $583,000 at December 31, 2010, and $843,000 at June 30, 2010.

Cash provided by operating activities was $170,000 and $430,000 for the six months ended June 30, 2011 and 2010, respectively. Cash from operating activities decreased $260,000 for the six-months ended June 30, 2011 when compared to the same period in 2010 mostly due to a $240,000 decrease in trade receivables and a $102,000 decrease in inventories, offset by an increase of $49,000 in accounts payable and an increase of $40,000 in accrued income taxes. The net change in trade receivables was due to an increase in the balance of $232,000 at June 30, 2011 compared to the prior year decrease in the balance of $8,000 at June 30, 2010. The increase in accounts receivable was due to the timing of sales. The net change in inventories was due to an increase in the balance of $155,000 at June 30, 2011 compared to the prior year increase in the balance of $53,000 at June 30, 2010. The net change in accounts payable was due to an increase in the balance of $96,000 at June 30, 2011 compared to the prior year increase in the balance of $47,000 at June 30, 2010. The increase in inventory and accounts payable was due to the purchase of raw materials for new products that will be released during the third quarter of 2011. The net change in accrued income taxes was due to an increase in the balance of $105,000 at June 30, 2011 compared to the prior year increase in the balance of $65,000 at June 30, 2010.

Cash used in investing activities was $9,000 and $70,000 for the six-month periods ended June 30, 2011 and 2010, respectively. The significant decrease in cash used by investing activities was due to net purchases of Treasury Bills with maturity dates of more than three months, with a net purchase of $0 in 2011, compared to net purchases of $68,000 during 2010. During the six-month period ended June 30, 2011, the Company purchased $4,300,000 in Treasury Bills and had $4,300,000 in Treasury Bills mature. During the six-month period ended June 30, 2010, the Company purchased $5,048,000 in Treasury Bills and had $4,980,000 in Treasury Bills mature.

Cash used in financing activities was $254,000 and $263,000 for the six months ended June 30, 2011 and 2010, respectively. During the six-month periods ended June 30, 2011 and 2010, the Company paid aggregate dividends of $272,000 and $270,000, respectively. During the six-month periods ended June 30, 2011 and 2010, we had $7,000 in stock purchases under the Employee Stock Purchase Plan for each year. During the six-month period ended June 30, 2011, we had two employees exercise stock options in the amount of $11,000. There were no options exercised during 2010.

Our ongoing cash requirements will be primarily for capital expenditures, research and development in both the Production Monitoring and AutoData Systems divisions, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market and 551,759 shares of PPT Vision, Inc (PPT), listed on the Pink Sheets. The Rudolph and PPT investments were valued at $3,676,000 and $55,000, respectively, as June 30, 2011. The investments are accounted for using the available-for-sale method. The investments are subject to fluctuations in market price and could have a negative effect on our liquidity, if the market price declines.

Off-balance Sheet Arrangements

As of June 30, 2011, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts or our efforts to accelerate growth; our expectation of continued increased travel and marketing expenses; statements relating to management’s beliefs with respect to the economic recovery; our beliefs with respect to the impact of certain factors on our operating results; our intention to hold our Treasury Bills until maturity; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the impact of the global economy, the uncertainty of the impact of the recently-enacted healthcare reform, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

August 12, 2011	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2011

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.