Form 10-Q
period 2011-09-30
ELECTRO SENSORS INC
filed 2011-11-10
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 8, 2011 was 3,389,577.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended September 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS

Current assets

Cash and cash equivalents	$5,641	$583
Treasury bills	0	5,197
Available for sale securities	2,344	2,830
Trade receivables, less allowance for doubtful accounts of $9	793	577
Inventories	1,204	1,057
Income tax receivable	0	54
Other current assets	98	81

Total current assets	10,080	10,379

Property and equipment, net	1,181	1,174

Total assets	$11,261	$11,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$166	$75
Accrued expenses	361	195
Deferred revenue	0	70
Accrued income tax	40	0

Total current liabilities	567	340

Deferred income tax liability	917	1,078

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,389,577 and 3,381,999 shares, respectively	339	338
Additional paid-in capital	1,561	1,541
Retained earnings	6,487	6,565
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,390	1,691

Total stockholders’ equity	9,777	10,135

Total liabilities and stockholders’ equity	$11,261	$11,553

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$1,632	$1,469	$4,692	$4,519
Cost of goods sold	694	605	1,977	1,881

Gross profit	938	864	2,715	2,638

Operating expenses:
Selling and marketing	345	259	1,040	892
General and administrative	242	233	721	785
Research and development	111	142	330	360

Total operating expenses	698	634	2,091	2,037

Operating income	240	230	624	601

Non-operating income (expense):
Gain on disposal of investment securities	0	0	1	0
Interest income	1	0	5	2
Loss on disposal of fixed assets	(18)	0	(18)	0
Other income	2	2	5	6

Total non-operating income (expense)	(15)	2	(7)	8

Income from continuing operations before income taxes	225	232	617	609

Income taxes	90	92	246	249
Income before discontinued operations	135	140	371	360
Loss from discontinued operations, net of income taxes	(17)	(7)	(41)	(10)

Net income	$118	$133	$330	$350

Other comprehensive income (loss):
Change in unrealized value of available for sale securities, net of income tax	$(863)	$162	$(301)	$338
Total comprehensive income (loss)	$(745)	$295	$29	$688

Net Income (Loss) per Share Data:
Basic
Net income per share continuing operations	$0.04	$0.04	$0.11	$0.10
Net loss per share discontinued operations	$(0.01)	$0.00	$(0.01)	$0.00
Net income per share	$0.03	$0.04	$0.10	$0.10
Weighted average shares	3,389,506	3,381,888	3,387,192	3,381,837
Diluted
Net income per share continuing operations	$0.04	$0.04	$0.11	$0.10
Net loss per share discontinued operations	$(0.01)	$0.00	$(0.01)	$0.00
Net income per share	$0.03	$0.04	$0.10	$0.10
Weighted average shares	3,406,486	3,405,484	3,405,738	3,405,433

Dividends paid per share	$.04	$.04	$.12	$.12

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities

Net income	$330	$350

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	42	72
Deferred income taxes	24	(16)
Interest accrued on investments	(3)	(2)
Loss on disposal of fixed assets	18	0
(Increase)/decrease in:
Trade receivables	(251)	99
Inventories	(164)	(167)
Other current assets	(17)	(3)
Income tax receivable	54	0
Accounts payable	77	78
Accrued expenses	176	110
Deferred revenue	(12)	(3)
Accrued income taxes	40	72

Net cash from operating activities	314	590

Cash flows from (used in) investing activities

Purchase of treasury bills	(4,300)	(10,246)
Proceeds from the maturity of treasury bills	9,500	10,030
Purchase of property and equipment	(69)	(41)

Net cash from (used in) investing activities	5,131	(257)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	21	12
Dividends paid	(408)	(405)

Net cash used in financing activities	(387)	(393)

Net increase (decrease) in cash and cash equivalents	5,058	(60)

Cash and cash equivalents, beginning	583	746
Cash and cash equivalents, ending	$5,641	$686

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on available for sale securities	$(301)	$338
Cash paid for income taxes	$112	$187

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations for the three and nine months ended September 30, 2011. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Through its Production Monitoring Division, Electro-Sensors, Inc. manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The division utilizes leading-edge technology to continuously improve its products and make them easier to use. The division’s goal is to manufacture the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, original equipment manufacturers and processors to monitor process machinery operations. The division markets its products to a number of different industries located throughout the United States, Asia, Central America, Canada, and Europe.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, invests in other businesses or companies, the Company does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision Inc (“PPT”). The investments are accounted for using the available-for-sale method. See Note 4 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Revenue recognition of production monitoring equipment

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranties, customers have refund rights. The Company’s standard products are used in a wide variety of industries, returns are minimal and insignificant to the consolidated financial statements and are recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped or services performed.

Available for Sale Securities

ESI Investment Company’s portfolio consists of equity securities, primarily common stocks, government debt securities and money market funds. The estimated fair value of publicly traded equity securities (other than those accounted for based upon the equity method of accounting) is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

The carrying value of cash and equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at September 30, 2011 and December 31, 2010 due to the short maturity nature of these instruments.

Income taxes

Deferred income taxes are presented as assets or liabilities based on timing differences between financial reporting and tax reporting methods. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard covering Presentation of Comprehensive Income.  The standard requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is assessing the impact of the standard on its comprehensive income presentation.

Reclassifications

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation. These reclassifications had no effect on stockholders’ equity, net income or cash flows.

Note 2.  Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At September 30, 2011, the Company had one stock-based employee compensation plan. During the nine months ended September 30, 2011, two employees exercised options to purchase a total of 4,500 shares of common stock. There were no options exercised during the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, there were no stock options granted.

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

Note 4.  Investments

The cost and estimated fair value of the Company’s investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2011
Money Market Funds	$5,371,000	$0	$0	$5,371,000
Equity Securities	101,000	2,298,000	(55,000)	2,344,000
	5,472,000	2,298,000	(55,000)	7,715,000
Less Cash Equivalents	5,371,000	0	0	5,371,000
Total Available for Sale Securities, September 30, 2011	$101,000	$2,298,000	$(55,000)	$2,344,000

December 31, 2010
Treasury Bills	$5,197,000	$0	$0	$5,197,000
Money Market Funds	170,000	0	0	170,000
Equity Securities	101,000	2,783,000	(54,000)	2,830,000
	5,468,000	2,783,000	(54,000)	8,197,000
Less Cash Equivalents	170,000	0	0	170,000
Total Available for Sale Securities, December 31, 2010	$5,298,000	$2,783,000	$(54,000)	$8,027,000

At September 30, 2011, the Company’s significant investments in equity securities were 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) and 551,759 shares of PPT Vision, Inc. (“PPT”), both of which are accounted for under the available-for-sale method. At December 31, 2010, the Company’s significant investment in equity securities was 343,267 shares of Rudolph, accounted for under the available-for-sale method. As of September 30, 2011 and December 31, 2010, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Market was approximately $2,296,000 and $2,825,000, respectively, with an approximate cost of $45,000. As of September 30, 2011, the aggregate value of the Company’s PPT shares as reported on the Pink Sheets was approximately $44,000, with an adjusted basis of $0.

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

Note 5.  Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet September 30, 2011	Fair Value September 30, 2011

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money Market Funds	$5,371,000	$5,371,000	$5,371,000	$—	$—
Available-for-sale:
Equity Securities	$2,344,000	$2,344,000	$2,344,000	$—	$—

	Carrying amount in condensed consolidated balance sheet December 31, 2010	Fair Value December 31, 2010

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$170,000	$170,000	$170,000	$—	$—
Treasury Bills	$5,197,000	$5,197,000	$5,197,000
Available-for-sale:
Equity Securities	$2,830,000	$2,830,000	$2,830,000	$—	$—

The fair value of the money market funds, treasury bills, and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 6.  Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2011	December 31, 2010
Raw Materials	$749,000	$714,000
Work In Process	249,000	186,000
Finished Goods	206,000	157,000
Total Inventories	$1,204,000	$1,057,000

Note 7.  Discontinued Operations

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy our building). As of September 30, 2011, the Company owed ADI approximately $14,000 to pay for deferred revenue and amounts due to employees, less accounts receivable, inventory, and fixed assets related to the sale of the division. This amount was paid in October 2011.

The division, a separate operating segment as described in Note 8, designed and marketed desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms.

The financial results of the discontinued operation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$52,000	$92,000	$246,000	$299,000
Expenses	(80,000)	(103,000)	(314,000)	(315,000)
Net loss before income taxes	(28,000)	(11,000)	(68,000)	(16,000)
Income tax benefit	11,000	4,000	27,000	6,000
Net loss of discontinued operations	$(17,000)	$(7,000)	$(41,000)	$(10,000)

The effect of the discontinued operation on the financial position of the Company, as of September 30, 2011, is as follows:

Property and equipment	$2,000
Inventories	17,000
Accounts receivable	35,000
Net assets disposed	$54,000

Accrued expenses	$10,000
Deferred revenue	58,000
Net liabilities disposed	$68,000

Note 8.  Segment Information

Prior to September 16, 2011, the Company had three reportable operating segments based on the nature of its product lines: Production Monitoring, AutoData Systems, and Investments. The AutoData Systems segment was sold on September 16, 2011 as described in Note 7. The operations of that segment are presented as discontinued operations in the accompanying financial statements and are excluded from the presentation of segment information from continuing operations in this note. The reclassification of AutoData Systems to discontinued operations had no impact on the results of operations presented for the Production Monitoring or Investments segments.

As of September 30, 2011, the Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

External sales
Production monitoring (products)	$1,632	$1,469	$4,692	$4,519
Investments	0	0	0	0
Total	$1,632	$1,469	$4,692	$4,519

Net Income before taxes
Production monitoring	$225	$231	$613	$606
Investments	0	1	4	3
Total	$225	$232	$617	$609

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2011 increased $163,000, or 11.1%, when compared to net sales for the same period in 2010. Net sales for the nine-month period ended September 30, 2011 increased $173,000, or 3.8%, when compared to net sales for the same period in 2010.

The increase in sales was across a broad range of our sensors and control products, primarily in agricultural applications. We continue to work with system integrators by providing sensors to them in order to supply complete system solutions to customers. We continue to add sales and marketing resources that will increase our ability to meet with customers directly and also through our manufacturer’s representatives.  We continue to focus our sales and marketing efforts on selling sensors to connect to control systems, as compared to selling systems containing programmable logic controllers from other manufacturers, as we did in 2010. In the fourth quarter of 2011 and beyond we anticipate adding additional manufacturer’s representatives. Promotion of the new Electro-Sentry 1 Hazard Monitoring System and the Series 18 Shaft Speed Sensor products began in the third quarter of 2011 and will continue into the fourth quarter and beyond. The Electro-Sentry 1 Hazard Monitoring System provides a unique and complete view of all system sensors, is extremely user-friendly and is targeted at small to medium grain handling facilities or large facilities that are expanding their capability. The Series 18 Shaft Speed Sensors add additional output and housing options to our existing shaft speed monitoring products. The Series 18 Sensors are targeted at a broad range of applications including grain and feed, industrial automation and process control.

Cost of Goods Sold

Our cost of goods sold increased $89,000, or 14.7%, for the three months ended September 30, 2011 compared to the same period in 2010. For the nine-month period ended September 30, 2011, the cost of goods sold increased $96,000, or 5.1%, compared to the same period in 2010. These changes were primarily a result of the increase in sales.

Gross Profit

Gross margin for the three-month period ended September 30, 2011 was 57.5% versus 58.8% for the same period in 2010. For the nine-month periods ended September 30, 2011 and 2010, gross margins were 57.9% and 58.4%, respectively.

Operating Expenses

Total operating expenses increased $64,000, or 10.1%, for the three months ended September 30, 2011 when compared to the same period in 2010. For the nine months ended September 30, 2011 when compared to the same period of 2010, operating expenses increased $54,000, or 2.7%.

Selling and marketing costs increased $86,000, or 33.2%, for the three months ended September 30, 2011 when compared to the same period in 2010. For the nine months ended September 30, 2011, selling and marketing costs increased $148,000, or 16.6%, when compared to the same period in 2010. The increase for the three months ended September 30, 2011 was due to an increase in wages and benefits (due to changes in our compensation package and two new hires) and increased outside sales representative commissions due to increased sales. For the nine months ended September 30, 2011, the increase was due to wages and benefits (due to changes in our compensation package and two new hires), increased outside sales representative commissions (due to increased sales), and higher travel expenses (due to attendance at additional tradeshows and industry association events and increased international travel), a trend which we expect will continue. While marketing efforts continue to be directed to our core industries, we are also expanding international marketing.

General and administrative costs increased $9,000, or 3.9%, for the three months ended September 30, 2011 compared to the same period in 2010. For the nine months ended September 30, 2011, general and administrative costs decreased $64,000, or 8.2%, when compared to the same period in 2010. For the three months ended September 30, 2011, the increase in general and administrative expenses was due to increases in legal and professional fees and expenses relating to repairs and maintenance of our building, offset by decreases in wages and benefits (due to an open position that will not be filled) and depreciation expense on software and related hardware. For the nine months ended September 30, 2011, the decrease in general and administrative expenses was due to decreases in wages and related benefits and payroll taxes (due to an open position that will not be filled), depreciation expense of software and related hardware, offset by increases in expenses relating to repairs and maintenance of our building and public reporting fees (including XBRL reporting requirements).

Research and development costs for the three months ended September 30, 2011 decreased $31,000, or 21.8%, compared to the same period in 2010. For the nine months ended September 30, 2011, research and development costs decreased $30,000, or 8.3%, when compared to the same period in 2010. For the three months ended September 30, 2011, the decrease was due to a decrease in prototype expense (in 2010, prototype expenses included expense for the Electro-Sentry 1). For the nine months ended September 30, 2011, the decrease was due to the creation of fewer prototypes and less travel for service calls, offset by an increase in salaries and wages due to a part time employee and compensation increases.

Non-Operating Income

Non-operating income decreased by $17,000, or 850.0%, for the three-month period ended September 30, 2011 compared to the same period for 2010. For the nine months ended September 30, 2011, non-operating income decreased $15,000, or 187.5%, when compared to the same period in 2010. The decrease for the three and nine-month periods ended September 30, 2011 was due to a loss of $18,000 on disposal of property and equipment related to the replacement of carpeting in our building.

Interest income increased $1,000, or 100.0%, when comparing the three months ended September 30, 2011 to the same period in 2010. For the nine months ended September 30, 2011, interest income increased $3,000, or 150.0%, when compared to the same period in 2010. The changes in interest income were due to the interest recognized on Treasury Bills when comparing the three and nine month periods ended September 30, 2011 to the same periods in 2010.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $7,000, or 3.0%, to $225,000 for the three-month period ended September 30, 2011 compared to the same period in 2010. For the nine-month period ended September 30, 2011 income from continuing operations before income tax increased $8,000, or 1.3%, to an income from continuing operations before tax of $617,000, when compared to the same period in 2010.

The Production Monitoring Division had income before income taxes of $225,000 for the three months ended September 30, 2011 compared to $231,000 for the same period in 2010, a decrease of $6,000, or 2.6%. For the nine months ended September 30, 2011, the Production Monitoring Division had income before income taxes of $613,000 compared to $606,000 for the same period in 2010, an increase of $7,000, or 1.2%. The decrease in income from continuing operations before income taxes for the three months ended September 30, 2011 was mainly due to an increase in operating expenses and a loss of $18,000 on disposal of property and equipment. The increase in net income from continuing operations before income taxes for the nine months ended September 30, 2011 was primarily due to an increase in sales.

ESI Investment Company had income before taxes of $0 for the three-month period ended September 30, 2011 compared to $1,000 for the same period in 2010, a decrease of $1,000, or 100.0%. ESI Investment Company had income before taxes of $4,000 for the nine-month period ended September 30, 2011 compared to income before income taxes of $3,000 for the same period in 2010, an increase of $1,000, or 33.3%. The increase for the nine-month period ended September 30, 2011 was due to an increase in interest income from Treasury Bills.

Loss From Discontinued Operations

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy our building). The transaction was intended to allow us to focus on our core markets.

For the three-month periods ended September 30, 2011 and 2010, the AutoData Systems Division had an operating loss, net of income taxes, of $17,000 and $7,000, respectively. For the nine-month periods ended September 30, 2011 and 2010, the Division had an operating loss, net of income taxes, of $41,000 and $10,000, respectively. The increase in the net losses, net of income taxes, for both periods is primarily due to a decrease in sales, due to uncertainties in the healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,641,000 at September 30, 2011, $583,000 at December 31, 2010, and $686,000 at September 30, 2010.

Cash provided by operating activities was $314,000 and $590,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease was primarily a result of the decrease in our net operating income adjusted for changes in accounts receivable, inventories, and accrued expense activity. Cash from operating activities decreased $276,000 for the nine-months ended September 30, 2011 when compared to the same period in 2010 due to a $350,000 decrease in trade receivables offset by an increase of $66,000 in accrued expenses. The net change in trade receivables was due to an increase in the balance of $251,000 at September 30, 2011 compared to the prior year decrease in the balance of $99,000 at September 30, 2010 when compared to the prior year. The net change in accrued expenses was due to an increase in the balance of $176,000 at September 30, 2011 compared to the prior year increase in the balance of $110,000 at September 30, 2010 when compared to the prior year.

Cash from investing activities was $5,131,000 compared to cash used in investing activities of $257,000 for the nine months ended September 30 2011 and 2010, respectively. The significant increase in cash from investing activities was due to the net maturities of Treasury Bills with maturity dates of more than three months, with a net maturity of $5,200,000 in 2011, compared to net purchases of $216,000 during 2010. During the nine-month period ended September 30, 2011, the Company purchased $4,300,000 in Treasury Bills and had $9,500,000 in Treasury Bills mature. During the nine-month period ended September 30, 2010, the Company purchased $10,246,000 in Treasury Bills and had $10,030,000 in Treasury Bills mature.

Cash used for financing activities was $387,000 and $393,000 for the nine months ended September 30, 2011 and 2010, respectively. During the nine-month periods ended September 30, 2011 and 2010, the Company paid aggregate dividends of $408,000 and $405,000, respectively. In 2011, we had two employees exercise stock options in the amount of $11,000. There were no options exercised during 2010. During the nine-month periods ended September 30, 2011 and 2010, the Company had $10,000 and $12,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, possible acquisitions of companies that have related product lines or technologies, research and development in Production Monitoring, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investments are 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq Stock Market and 551,759 shares of PPT Vision, Inc (PPT), listed on the Pink Sheets. The Rudolph and PPT investments were valued at $2,296,000 and $44,000, respectively, as of September 30, 2011. The investments are accounted for using the available-for-sale method. The investments are subject to fluctuations in market price and could have a negative effect on our liquidity, if the market price declines.

Off-balance Sheet Arrangements

As of September 30, 2011, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts or our efforts to accelerate growth; our expectation of continued increased travel; our intention to add additional manufacturer’s representatives; the promotion of new products; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

November 10, 2011	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2011

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and September 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

