Form 10-K
period 2011-12-31
ELECTRO SENSORS INC
filed 2012-03-29
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $6,300,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on June 30, 2011.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 22, 2012 was 3,390,785.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2011

PART I

Item 1.	Business.

Introduction

Electro-Sensors, Inc. (“we”, “us”, “our”, the “Company” or “ESI”) is engaged in the manufacture and distribution of industrial production monitoring and process control systems.

In addition, through our subsidiary ESI Investment Company, we periodically make strategic investments in other businesses and companies, primarily when we believe that such investments will facilitate development of technology complementary to our existing products. Although we invest in other businesses and companies through our subsidiary ESI Investment Company, we do not intend to become an investment company and intend to remain primarily an operating company. Our primary investment is 343,267 shares of Rudolph Technologies, Inc which is accounted for using the available-for-sale method.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, include Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2011, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business operations.

ESI, incorporated in Minnesota in July 1968, has executive offices located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343-9108. Our telephone number is (952) 930-0100.

Products

We manufacture and sell several different types of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

Our original products—speed monitoring systems—compare machine revolutions per minute or speed against acceptable rates as determined by the customer. The monitors generally have the same relative operating principle and use a non-contacting sensing head that translates the speed of a rotating shaft into analog readouts. The systems include a signal-generating pulser disc or wrap that attaches to a rotating shaft, the sensing device, and a control unit. The systems vary in complexity, from a simple system that detects slow-downs or stoppages, to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring the shaft speed.

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

We have several products used in drive control systems that regulate the speed of motors on related machines in a production sequence to ensure that the performances of various operations are coordinated. The products consist of a line of digital control products for motors that require a complete closed loop PID (Proportional Integral Derivative) control. The closed loop controllers coordinate production speed among process motors and reduce waste.

We have a sales agreement with Motrona GmbH (the West German manufacturer of control and interface devices), giving us rights to distribute in the United States the products manufactured by Motrona GmbH. These products interface with our products on various applications.

We believe that manufacturing companies can achieve significant savings in both time and materials by adding production monitoring and drive control technology to existing manufacturing processes to coordinate operation of related machines. We intend to continue to market our products to this “retro-fit” market and also to companies building new manufacturing machinery or processing systems.

In 2008, we introduced our Electro-Sentry Hazard Monitoring System, which integrates our sensors for bearing temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring. By doing this, we are enabling our customer to locate which part of the material handling system is operating incorrectly, typically in less than ten seconds. This is done by using visual diagrams on the touch screen.

We expect to continue to expend resources in new product development and the marketing of new and existing products for use in production monitoring applications. We continue to expand our line of hazard monitoring products with new system displays and sensors to meet the requirements of a wider customer base. In 2011, we introduced the Electro-Sentry 1, a complete hazard monitoring and alarm system for individual bucket elevators and conveyors.

Our customers have diverse applications for our products in the grain, feed, bio-fuels, power generation, water utilities and waste water treatment, mining, chemical, and other processing areas. We are continuing to look for new industries to expand sales and may also consider acquiring compatible businesses as part of our growth strategy. Our corporate web site provides significant information and product application knowledge to existing and prospective customers and also direct knowledge to our sales partners. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K.

Marketing and Distribution

We sell our products primarily through home office sales people who deal directly with customers and a number of manufacturer’s representatives and distributors located throughout the United States, Mexico, China, Canada, Peru, Chile, Bolivia, Colombia, Thailand, Israel, Malaysia, Singapore, Great Britain, and South Africa. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in all major standard industrial classifications, including grain, feed, biofuels, food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

We advertise in national industrial periodicals that cover a wide range of industrial products and attend several local, national and international tradeshows designated for the industry throughout the year. A corporate website and other related industry websites are also used for advertising and marketing purposes.

Competition

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

Suppliers

We purchase parts and materials for our production monitoring systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with proprietary designs. Multiple sources of these supplies and materials are readily available, and we are not dependent on any single source for these supplies and materials. We have not experienced any problem of short supply or delays from our suppliers.

Customers

We are not dependent upon a single or a few customers for a material (10% or more) portion of our sales.

Patents, Trademarks and Licenses

The name “Electro-Sensors” is trademark registered with the U.S. Patent and Trademark Office, as Reg. No. 1,142,310. We believe our trademark has been and will continue to be useful in developing and protecting market recognition for our products.

We hold four patents relating to our production monitoring systems. Pursuant to a sales agreement with Motrona GmbH, a West-German manufacturer of control and interface devices, we hold rights to distribute in the United States the products manufactured by Motrona GmbH.

Governmental Approvals

We are not required to obtain governmental approval of our products.

Effect of Governmental Regulations

We do not believe that any existing or proposed governmental regulations will have a material effect on our business.

Research and Development

We invest in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. We incurred research and development expenses attributable to our production monitoring systems of $470,000 and $436,000 during 2011 and 2010, respectively. Our development projects are undertaken based upon the identified specific needs of our customer base.

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

Employees

As of March 22, 2012, we had 28 employees, of which 27 are full-time and one is part-time. We believe that our relations with our employees are good. None of our employees are members of unions.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain and/or recruit key employees, product development, marketing and sales could be negatively impacted.

Fluctuations in Operating Results.

We have experienced fluctuations in our operating results in the past, and may experience fluctuations in the future, which may affect the market price of our Common Stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. Some of these factors are: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the market and economic disruptions. Because fluctuations can happen, we caution investors that results of our operations for preceding periods may not be indicative of how we will perform in the future. There can be no assurance that we will experience continued earnings growth.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, forward-looking statements with respect to our business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to shareholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking. Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements relating to management’s intentions that we not become an investment company, our expectations and intentions with respect to growth, statements relating to management’s beliefs with respect to our marketing and product development, our expectations and beliefs with respect to the value of our intellectual property, our beliefs with respect to our competitive position in the marketplace, our beliefs with respect to the effect of governmental regulations on our business, our beliefs with respect to our employee relations, our intention with respect to gradually liquidating our investment securities to finance working capital needs, our expectations and beliefs with respect to the future performance of our investment securities, the adequacy of our facilities, expansion of the number of our manufacturer’s representatives and exclusive distributors, our intention to develop new products, the possibility of acquiring compatible businesses as part of our growth strategy, and our expectations with respect to our cash requirements and use of cash. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include:

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

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. The facility is anticipated to be adequate for our needs in 2012.

Item 3.	Legal Proceedings.

We are not the subject of any legal proceedings as of the date of this filing. We are not aware of any threatened litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades on the Nasdaq Capital Market of The Nasdaq Stock Market® under the symbol “ELSE”. The following table sets forth the quarterly high and low reported last sales prices for our Common Stock for each period indicated as reported on the Nasdaq system.

	Period	High	Low

2011	First Quarter	$5.14	$4.12
	Second Quarter	$4.76	$4.14
	Third Quarter	$4.63	$3.30
	Fourth Quarter	$4.38	$3.31

2010	First Quarter	$4.00	$3.16
	Second Quarter	$4.25	$3.60
	Third Quarter	$4.63	$3.93
	Fourth Quarter	$4.54	$3.96

Based on data provided by our transfer agent, management believes that as of March 22, 2012, the number of share owner accounts of record was approximately 101.

We paid annual cash dividends on our Common Stock of $0.16 per share in 2011 and 2010.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 9 to our 2011 consolidated financial statements. We did not repurchase any equity securities during the years ended December 31, 2011 and 2010.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under "Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2011 vs. Fiscal Year 2010

Net Revenues

Net revenues for fiscal year 2011 increased $321,000 to $6,115,000, or 5.5%, when compared to net revenues for fiscal year 2010. The increase was primarily due to growth in the agricultural-related industries that we serve. Throughout 2012, we expect to continue to expand the number of our manufacturer’s representatives and international distributors. New products developed and added to the product line in 2011 include the Electro-Sentry 1, ION Modbus Nodes for analog inputs and also discrete inputs and outputs. New mounting systems were also developed for speed sensors and switches, and product upgrades were made to our tachometer and counter product lines. Development continues on the Electro-Sentry product line and expansion of the software capability and related accessories for our customers.

Cost of Sales

Our cost of sales increased from $2,442,000 to $2,613,000, a difference of $171,000, or 7.0%, when comparing fiscal year 2011 to fiscal year 2010. This increase was primarily a result of increased sales. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner.

Gross Margins

Gross margin for the fiscal year 2011 was 57.3% compared to 57.9% for the prior fiscal year. The slight decrease in the gross margin was due to the mix of products sold.

Operating Expenses

Total operating expenses increased by $129,000, or 4.9%, when comparing fiscal year 2011 to fiscal year 2010.

Selling and marketing costs increased by $228,000, or 20.0%, when comparing fiscal year 2011 to fiscal year 2010. The increase was due to an increase in wages and benefit expense (due to changes in the compensation package and two new hires), advertising and marketing expenses, travel (due to attendance at additional tradeshows and industry association events), trade shows (due to additional local and regional shows) and outside sales representatives’ commissions related to the increase in sales.

General and administrative costs decreased by $66,000, or 6.5%, in fiscal year 2011 compared to fiscal year 2010. The decrease was primarily due to decreases in wages and benefits (due to an open position that will not be filled) and depreciation expense on software and related hardware. These decreases were offset by increases in expenses relating to repairs and maintenance of our building and public reporting fees (including XBRL reporting requirements).

Research and development costs decreased $33,000, or 7.0%, in fiscal year 2011 when compared with fiscal year 2010. The decrease in research and development costs was due to a decrease in prototypes and travel expense related to service calls. These decreases were offset by increases in salaries and wages due to the addition of a part-time employee. The decreased prototype expenses were due to printed circuit board layouts associated with new products and changes to existing products in 2010 which did not occur in 2011.

Operating Income

Operating income for fiscal year 2011 was $740,000, compared to operating income of $719,000 in 2010, an increase of $21,000 or 2.9%. The increase in operating income was mainly due to the increase in net sales.

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

Investment income for fiscal year 2011 increased by $58,000 to $69,000. The increase was driven by an increase in the gain on the sale of investments. In December 2011, the Company’s investment in PPT Vision was liquidated, which resulted in a gain of $72,000. This gain from investments was offset by a loss of $18,000 on disposal of property and equipment related to the replacement of flooring in our building.

Interest income increased $4,000, or 200%, when comparing fiscal year 2011 to the same period in 2010. The change in interest income was due to the interest recognized on Treasury Bills.

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

For the fiscal years ended December 31, 2011 and 2010, the AutoData Systems Division had an operating loss, net of income taxes, of $50,000 and $13,000, respectively. The increase in the net losses, net of income taxes, for both periods was primarily due to a decrease in sales, which we believe can be attributed to uncertainties in the healthcare industry.

Net Income After Tax

We reported net income after tax for fiscal year 2011 of $548,000, as compared to net income of $527,000 in 2010, an increase of $21,000, or 4.0%. Basic and diluted earnings per share from continuing operations were $0.17 in 2011, compared to basic and diluted earnings per share from continuing operations of $0.16 and $0.15, respectively in 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,476,000 and $583,000 at December 31, 2011 and 2010, respectively. The increase was mainly from investing activities, as described below.

Cash from operating activities of $309,000 for the year ended December 31, 2011 was primarily a result of our net income adjusted for depreciation expense on capital assets, gain on the sale of an investment, and changes in accounts receivable and income tax activity. Cash from operating activities decreased $309,000 for the year ended December 31, 2011 when compared to the year ended December 31, 2010. The net change in trade receivables was due a decrease of $118,000 in the balance at December 31, 2011 compared to the prior year and an increase of $202,000 in the balance at December 31, 2010 when compared to the prior year. This was due to an increase in outstanding accounts receivable balances as of December 31, 2011. The net change in income taxes was due to a decrease in the receivable balance of $37,000 at December 31, 2011 compared to the prior year and an increase in the receivable balance of $69,000 at December 31, 2010 when compared to the prior year. This decrease was due to a decrease in estimated tax payments made in fiscal year 2011 when compared to fiscal year 2010.

Cash from investing activities was $5,106,000 for the year ended December 31, 2011, compared to cash used in investing of $253,000 for the year ended December 31, 2010.  The significant increase in cash from investing activities was due to an increase in net proceeds of Treasury Bills with maturity dates of more than three months, with net proceeds of $5,200,000 during 2011, compared to net purchases of $215,000 during 2010. During 2011, the Company had $9,500,000 in Treasury Bills mature and purchased $4,300,000 in Treasury Bills. During 2010, the Company purchased $14,545,000 in Treasury Bills and had $14,330,000 in Treasury Bills mature. The Company purchased $82,000 and $38,000 of property and equipment in the years ended December 31, 2011 and 2010, respectively.

Cash used in financing activities was $522,000 and $528,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, we paid aggregate dividends of $543,000 and $540,000, respectively. During the years ended December 31, 2011 and 2010, we had $10,000 and $12,000, respectively, in stock purchases under the Company’s 1996 Employee Stock Purchase Plan. Also, in the year ended December 31, 2011, $11,000 in stock options were exercised.

We intend that our ongoing cash requirements will be primarily used for capital expenditures, researching potential acquisitions, acquisitions, research and development, and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), listed on the Nasdaq stock market. The Rudolph investment is accounted for using the available-for-sale method. The fair value of the Rudolph investment totaled $3,134,000 and $2,825,000 as of December 31, 2011 and 2010, respectively. Our Rudolph shares are subject to fluctuations in price and could have a negative effect on our liquidity. Liquid securities are periodically sold as deemed appropriate by management. The market value of the Rudolph stock as of March 21, 2012 was $3,783,000.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions.

Significant estimates, including the underlying assumptions, consist of the economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, valuation of inventory and valuation of investments. It is at least reasonably possible that these estimates may change in the near term.

Economic lives of property and equipment

We estimate the economic useful life of property and equipment used in the business. Expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset.

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

Valuation of investments

Our investments in equity securities are valued at market prices in an open market. The prices are subject to the normal fluctuations that could be either negative or positive.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Electro-Sensors, Inc. and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

March 29, 2012

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

	December 31
	2011	2010
ASSETS

Current assets

Cash and cash equivalents	$5,476	$583
Treasury Bills	0	5,197
Available-for-sale securities	3,181	2,830
Trade receivables, less allowance for doubtful accounts of $9	731	577
Inventories	1,228	1,057
Income tax receivable	17	54
Other current assets	116	81

Total current assets	10,749	10,379

Property and equipment, net	1,179	1,174

Total assets	$11,928	$11,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$110	$75
Accrued expenses	214	195
Deferred revenue	0	70

Total current liabilities	324	340

Deferred income tax liability	1,225	1,078

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,389,577 and 3,381,999 shares, respectively	339	338
Additional paid-in capital	1,561	1,541
Retained earnings	6,570	6,565
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	1,909	1,691

Total stockholders’ equity	10,379	10,135

Total liabilities and stockholders’ equity	$11,928	$11,553

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

	Years ended December 31
	2011	2010
Net Sales	$6,115	$5,794
Cost of Goods Sold	2,613	2,442

Gross Profit	3,502	3,352

Operating Expenses

Selling and marketing	1,369	1,141
General and administrative	956	1,022
Research and development	437	470

Total Operating Expenses	2,762	2,633

Operating Income	740	719

Non-operating Income (Expense):

Gain on sale of investment securities	73	0
Interest income	6	2
Loss on disposal of fixed assets	(18)	0
Other income	8	9

Total Non-operating Income	69	11

Income from Continuing Operations before Income Taxes	809	730

Income Taxes	211	190
Income before Discontinued Operations	598	540
Loss from Discontinued Operations, Net of Income Taxes	(50)	(13)

Net Income	548	527

Other Comprehensive Income:
Change in Unrealized Value of Available for Sale Securities, Net of Tax	218	321
Total Comprehensive Income	766	848

Net Income per share data

Basic
Net income per share continuing operations	0.17	0.16
Net loss per share discontinued operations	(0.01)	0.00
Net income per share	0.16	0.16
Weighted average shares	3,387,192	3,381,905

Diluted
Net income per share continuing operations	0.17	0.15
Net loss per share discontinued operations	(0.01)	0.00
Net income per share	0.16	0.15
Weighted average shares	3,405,738	3,404,443

Dividends paid per common share	0.16	0.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

	Common Stock Issued		Additional		Accumulated other	Total
	Shares	Amount	paid-in capital	Retained earnings	comprehensive income	Stockholders’ equity
Balance, January 1, 2010	3,376,794	$338	$1,529	$6,578	$1,370	$9,815

Unrealized gains on investments net of taxes					321	321
Stock issued through the employee stock purchase plan	5,205	0	12			12
Dividend on common stock				(540)		(540)
Net income				527		527

Balance, December 31, 2010	3,381,999	338	1,541	6,565	1,691	10,135

Exercise of stock options	4,500	1	10			11
Unrealized gains on investments net of taxes					218	218
Stock issued through the employee stock purchase plan	3,078	0	10			10
Dividend on common stock				(543)		(543)
Net income				548		548

Balance, December 31, 2011	3,389,577	$339	$1,561	$6,570	$1,909	$10,379

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2011	2010
Cash flows from (used in) operating activities

Net Income	$548	$527

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	57	92
Realized gain on sale of investments	(73)	0
Interest accrued on investments	(3)	(2)
Loss on disposal of fixed assets	18	0
Change in allowance for doubtful accounts	0	(2)
Deferred income taxes	14	3
Changes in assets and liabilities:
Trade receivables	(118)	202
Inventories	(188)	(149)
Other current assets	(35)	3
Accounts payable	35	(4)
Accrued expenses	29	23
Deferred revenue	(12)	(6)
Accrued income taxes	37	(69)

Net cash from operating activities	309	618

Cash flows from (used in) investing activities:

Proceeds from sale of available-for-sale securities	2	0
Purchase of treasury bills	(4,300)	(14,545)
Proceeds from the sale of treasury bills	9,500	14,330
Amount paid on the sale of the AutoData Systems Division	(14)	0
Purchase of property and equipment	(82)	(38)

Net cash from (used in) investing activities	5,106	(253)

Cash flows from (used in) financing activities:

Proceeds from issuance of stock	21	12
Dividends paid	(543)	(540)

Net cash used in financing activities	(522)	(528)

Net increase (decrease) in cash and cash equivalents	4,893	(163)

Cash and cash equivalents, beginning	583	746
Cash and cash equivalents, ending	$5,476	$583

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments, net of tax	$218	$321
Cash paid during the year for income taxes	$152	$252

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Electro-Sensors, Inc. manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Company utilizes leading-edge technology to continuously improve its products and make them easier to use, with the ultimate goal of manufacturing the industry-preferred product for every market served. The Company’s products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, OEM’s and processors to monitor process machinery operations. The Company markets its products to a number of different industries located throughout the United States, Asia, Central America, Canada, and Europe.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) which is accounted for using the available-for-sale method. See Note 2 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, valuation of inventory and valuation of investments. It is at least reasonably possible that these estimates may change in the near term.

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

Since the Company does not buy and sell investments with the objective of generating profits on short-term fluctuations in market price, the investments in marketable equity securities have been classified as available-for-sale (unless accounted for on the equity method of accounting). Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity and within comprehensive income. Dividends on marketable equity securities are recognized in income when declared.

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

Fair Value Measurements

The Company’s policies incorporate the guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company’s policies also incorporate the guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company currently has no nonfinancial or financial items that are measured on a nonrecurring basis.

The carrying value of cash and cash equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at December 31, 2011 and 2010 due to the short term maturity nature of these instruments.

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $184,000 and $166,000 for the years ended December 31, 2011 and 2010, respectively.

Research and development

Expenditures for research and development are expensed as incurred.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2011 and 2010 was $57,000 and $92,000, respectively.

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

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income	Shares	Per share amount

2011:
Basic EPS from continuing operations	$598,000	3,387,192	$0.17
Effect of dilutive employee and director stock options		18,546
Diluted EPS from continuing operations	$598,000	3,405,738	$0.17

2010:
Basic EPS from continuing operations	$540,000	3,381,905	$0.16
Effect of dilutive employee and director stock options		22,538
Diluted EPS from continuing operations	$540,000	3,404,443	$0.15

Stock Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2011, the Company had one stock-based employee compensation plan, the 1997 Stock Option Plan. There were no option grants in 2011 or 2010. During the year ended December 31, 2011, two employees exercised options to purchase a total of 4,500 share of common stock. During the year ended December 31, 2010, one employee forfeited 3,300 shares.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard covering Presentation of Comprehensive Income.  The standard requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company implemented the new presentation rules with the current statements.

Reclassifications

Certain items related to discontinued operations in the 2010 financial statements have been reclassified to conform to 2011 presentation. These reclassifications had no effect on stockholders’ equity, net income or cash flows.

Note 2. Investments

The cost and estimated fair value of the investments (other than an investment accounted for under the equity method of accounting) are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2011
Money Market Funds	$5,373,000	$0	$0	$5,373,000
Equity Securities	101,000	3,134,000	(54,000)	3,181,000
	5,474,000	3,134,000	(54,000)	8,554,000
Less Cash Equivalents	5,373,000	0	0	5,373,000
Total Investments, December 31, 2011	$101,000	$3,134,000	$(54,000)	$3,181,000

December 31, 2010
Treasury Bills	$5,197,000	$0	$0	$5,197,000
Money Market Funds	170,000	0	0	170,000
Equity Securities	101,000	2,783,000	(54,000)	2,830,000
	5,468,000	2,783,000	(54,000)	8,197,000
Less Cash Equivalents	170,000	0	0	170,000
Total Investments, December 31, 2010	$5,298,000	$2,783,000	$(54,000)	$8,027,000

Realized gains and losses on investments are as follows:

	Years Ended December 31,
	2011	2010

Gross Realized Gains	$73,000	$0
Gross Realized Losses	0	0
Net Realized Gain	$73,000	$0

At December 31, 2011 and 2010, the Company’s significant investment in equity securities is 343,267 shares of Rudolph Technologies (Rudolph), accounted for under the available-for-sale method. As of December 31, 2011, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $3,134,000 with an approximate cost of $45,000.

As of December 30, 2011, the shareholders of PPT Vision (PPT) voted to accept an offer to merge with Datalogic Scanning Holdings, Inc. (Datalogic). The terms of the merger required Datalogic to purchase all of the shares outstanding. Electro-Sensors, Inc. recognized a $72,000 gain on the sale of its PPT shares to Datalogic. The Company received the funds for their shares of PPT in January 2012.

Investment Reported on Equity Method

At December 31, 2010, the Company owned 551,759 shares of PPT, which was 1.4% of PPT’s outstanding common stock. The fair value of its holdings based on the quoted market price at December 31, 2010 was approximately $99,000 with an approximate cost of $2,434,000.

Because the Company owned approximately 1.4% of PPT’s outstanding stock and the Company’s Secretary owned a controlling interest in PPT, it had been determined that the Company had “significant influence” over the operations of PPT, and as a result its ownership interest should be reported using the equity method of accounting for investments. In the first quarter of 2011, it was determined that the Company no longer had “significant influence” over the operations of PPT and accordingly, the Company began accounting for its investment in PPT as an available for sale security. Upon conversion to available-for-sale classification, the Company recorded the stock at its adjusted basis of $0 which reflected its carrying amount at that date.

Changes in Other Comprehensive Income

Changes in Other Comprehensive Income are as follows:

	December 31,
	2011	2010

Unrealized Gains
Unrealized Holding Gains arising during the Period	$424,000	$519,000
Less: reclassification of gains included in net income	(72,000)	0
	352,000	519,000

Deferred Taxes on Unrealized Gains:
Increase in Deferred Taxes on Unrealized Gains arising during the Period	161,000	198,000
Less: Reclassification of taxes on gains included in net income	(27,000)	0
	134,000	198,000

Net Change in Other Comprehensive Income	$218,000	$321,000

Note 3. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in consolidated balance sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$5,373,000	$5,373,000	$5,373,000	$—	$—
Available-for-sale:
Securities	$3,181,000	$3,181,000	$3,181,000	$—	$—

	Carrying amount in consolidated balance sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2010	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$170,000	$170,000	$170,000	$—	$—
Treasury Bills	$5,197,000	$5,197,000	$5,197,000	$—	$—
Available-for-sale:
Securities	$2,830,000	$2,830,000	$2,830,000	$—	$—

The fair value of the money market funds and treasury bills are based on quoted market prices in an active market. Available for sale securities include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2011	2010
Raw Materials	$791,000	$714,000
Work In Process	247,000	186,000
Finished Goods	190,000	157,000
Total Inventories	$1,228,000	$1,057,000

Note 5. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2011	2010
Equipment	$260,000	$287,000
Construction in Progress	14,000	0
Furniture and Fixtures	393,000	497,000
Building	1,360,000	1,338,000
Land	415,000	415,000
	2,442,000	2,537,000
Less Accumulated Depreciation	1,263,000	1,363,000
Total Property and Equipment	$1,179,000	$1,174,000

Note 6. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2011	2010
Wages and Commissions	$163,000	$162,000
Other	51,000	33,000
Total Accrued Expenses	$214,000	$195,000

Note 7. Commitments

Lease commitments

The Company is leasing office equipment under operating leases expiring at various dates through 2013.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2012	$25,000
2013	8,000
Total Minimum Lease Payments	$33,000

Rental expense charged to operations was $27,000 and $28,000 for the years ended December 31, 2011 and 2010, respectively.

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

The following table summarizes the activity for outstanding incentive stock options to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2010	19,780	$3.75	3.3
Granted	0
Exercised	0
Canceled/forfeited/expired	3,300	4.16
Balance at December 31, 2010	16,480	3.06	2.2
Granted	0
Exercised	4,500	2.37
Canceled/forfeited/expired	0
Balance at December 31, 2011	11,980	$4.16	2.6	0
Vested and exercisable as of December 31, 2011	11,980	$4.16	2.6	0

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2011.

The following table summarizes the activity for outstanding director stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2010	5,000	$5.36	7.3
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2010	5,000	5.36	6.3
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2011	5,000	$5.36	5.3	0
Vested and exercisable as of December 31, 2011	5,000	$5.36		0

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2011.

As of December 31, 2011 and 2010, respectively there was no unrecognized compensation cost related to stock options that is expected to be recognized over a period of 1-2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock-based compensation

Pursuant to the 1997 Stock Option Plan (the “Option Plan”), the Company is authorized to grant options to purchase up to 450,000 shares of its Common Stock. As of December 31, 2011, options to purchase an aggregate of 16,980 shares were outstanding and exercisable under the Option Plan, and 10,250 shares were available for issuance pursuant to awards that may be granted under the Option Plan in the future.

Stock purchase plan

The 1996 Employee Stock Purchase Plan (the “ESPP”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s Common Stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant. Under the ESPP, the Company is authorized to sell and issue up to 150,000 shares of its Common Stock to its full-time employees. During 2011 and 2010, 3,078 shares and 5,205 shares, respectively, were issued under the ESPP. At December 31, 2011, 74,291 shares were available for future issuance pursuant to the ESPP.

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 150,088 shares of the Company’s stock at December 31, 2011. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2011.

The Company had compensation expense for contributions of $18,000 and $0 to the ESOP plan for the years ended December 31, 2011 and 2010, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2011, 150,088 shares of the Company’s stock, with an aggregate fair market value of approximately $590,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors decided to make no contribution for the years 2011 and 2010 other than its matching of 401(k) salary reductions, which totaled $64,000 and $63,000 for 2011 and 2010, respectively.

Note 10. Discontinued Operations

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy our building). As of December 30, 2011, ADI owed the Company approximately $3,000 under the earn-out. The amount is included in other assets on the balance sheet.

The division, a separate operating segment as described in Note 12, designed and marketed desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms.

The financial results of the discontinued operation are as follows:

	Years Ended December 31,
	2011	2010

Net sales	$246,000	$407,000
Expenses	(314,000)	(424,000)
Net loss before income taxes	(68,000)	(17,000)
Income tax benefit	18,000	4,000
Net loss of discontinued operations	$(50,000)	$(13,000)

The effect of the discontinued operation on the financial position of the Company, as of December 31, 2011, is as follows:

Property and equipment	$2,000
Inventories	17,000
Accounts receivable	35,000
Net assets disposed	$54,000

Accrued expenses	$10,000
Deferred revenue	58,000
Net liabilities disposed	$68,000
Net cash paid to ADI	$14,000

Note 11. Income Taxes

The components of the income tax provision for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Current:
Federal	$179,000	$183,000
State	0	0
Deferred:
Federal	12,000	3,000
State	2,000	0
Total Federal and State Income Taxes	$193,000	$186,000

The provision for income taxes for the years ended December 31, 2011 and 2010 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2011	2010

Computed “Expected” Federal Tax Expense	$251,000	$242,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	12,000	16,000
Credits	(51,000)	(53,000)
Domestic Production Activities Deduction	(22,000)	(21,000)
Permanent Differences	3,000	2,000
Total Federal and State Income Taxes	$193,000	$186,000

The components of the net deferred tax liability consist of:

	2011	2010

Deferred Tax Assets:
Vacation Disallowance	$24,000	$26,000
Allowance for Doubtful Accounts	4,000	4,000
State Carryforward R&D Credit	3,000	3,000
Investment in Equity Method Investee	0	976,000
Valuation Allowance	0	(976,000)
Total Deferred Tax Assets	$31,000	$33,000

Deferred Tax Liabilities:
Prepaid Expenses	$26,000	$29,000
Depreciation	60,000	45,000
Net Unrealized Gain on Investments	1,170,000	1,037,000
Total Deferred Tax Liabilities	$1,256,000	$1,111,000

Net Deferred Tax Liability	$(1,225,000)	$(1,078,000)

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service are 2008 through 2011. The tax years that remain open to examination by the Minnesota Department of Revenue are 2007 through 2011. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2011 or December 31, 2011.

Note 12. Segment Information

Prior to September 16, 2011, the Company had three reportable operating segments based on the nature of its product lines: Production Monitoring, AutoData Systems, and Investments. The AutoData Systems segment was sold on September 16, 2011 as described in Note 10. The operations of that segment are presented as discontinued operations in the accompanying financial statements and are excluded from the presentation of segment information from continuing operations in this note. The reclassification of AutoData Systems to discontinued operations had no impact on the results of operations presented for the Production Monitoring or Investments segments.

As of December 31, 2011, the Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	2011	2010

Net revenues
Production Monitoring (products)	$6,115,000	$5,794,000
ESI Investment Company	0	0
Total	6,115,000	5,794,000
Sales in foreign countries
Production Monitoring	633,000	536,000
ESI Investment Company	0	0
Total	633,000	536,000
Interest income
Production Monitoring	2,000	0
ESI Investment Company	4,000	2,000
Total	6,000	2,000
Depreciation expense
Production Monitoring	57,000	91,000
ESI Investment Company	0	0
Total	57,000	91,000
Capital purchases
Production Monitoring	82,000	38,000
ESI Investment Company	0	0
Total	82,000	38,000
Total assets
Production Monitoring	2,488,000	2,337,000
ESI Investment Company	9,440,000	9,216,000
Total	11,928,000	11,553,000
Income before income taxes
Production Monitoring	736,000	728,000
ESI Investment Company	73,000	2,000
Total	809,000	730,000

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 18, 2012 (“Annual Meeting”).

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

The following table provides information as of December 31, 2011 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	16,980	$4.51	84,541(1)

Equity compensation plans not approved by security holders	—	—	—

Total	16,980	$4.51	84,541(1)

(1)	Includes 10,250 shares issuable pursuant to the 1997 Stock Option Plan and 74,291 shares issuable pursuant to the 1996 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Financial Statements.

Reference is made to the Index to Consolidated Financial Statements appearing on Page 11 hereof.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 29, 2012

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

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 29, 2012

/s/ Joseph A. Marino	Director	March 29, 2012

/s/ Geoffrey W. Miller	Director	March 29, 2012

/s/ Robert W. Heller	Director	March 29, 2012

/s/ Jeffrey D. Peterson	Director	March 29, 2012

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2011	Commission File No. 0-9587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
4.1	Specimen Common Stock Certificate
^*10.1	Electro-Sensors, Inc.’s 1996 Employee Stock Purchase Plan — incorporated by reference to the Company’s 1996 Proxy Statement for the Company’s 1996 Annual Meeting of Shareholders
^*10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
*10.3	Summary of Compensation Arrangements with Directors
*10.4	Summary of Compensation Arrangements with Executive Officers
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company—Minnesota Senstar Corporation—Minnesota
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 8, 2012
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for years ended December 31, 2011 and 2010, (iv) Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.**

^	Incorporated by reference to a previously filed report or document—SEC File No. 0-9587
*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

