Form 10-Q
period 2012-03-31
ELECTRO SENSORS INC
filed 2012-05-11
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 9, 2012 was 3,390,785.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$5,581	$5,476
Available for sale securities	3,816	3,181
Trade receivables, less allowance for doubtful accounts of $17 and $9, respectively	699	731
Inventories	1,223	1,228
Income tax receivable	0	17
Other current assets	135	116

Total current assets	11,454	10,749

Property and equipment, net	1,184	1,179

Total assets	$12,638	$11,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$174	$110
Accrued expenses	257	214
Accrued income tax	18	0

Total current liabilities	449	324

Deferred income tax liability	1,470	1,225

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,390,785 and 3,389,577 shares, respectively	339	339
Additional paid-in capital	1,565	1,561
Retained earnings	6,513	6,570
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	2,302	1,909

Total stockholders’ equity	10,719	10,379

Total liabilities and stockholders’ equity	$12,638	$11,928

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$1,642	$1,517
Cost of goods sold	706	625

Gross profit	936	892

Operating expenses:
Selling and marketing	410	346
General and administrative	277	253
Research and development	127	101

Total operating expenses	814	700

Operating income	122	192

Non-operating income:
Interest income	1	3
Other income	3	2
Total non-operating income	4	5

Income from continuing operations before income taxes	126	197

Income taxes	48	69
Income before discontinued operations	78	128
Loss from discontinued operations, net of income tax	0	(34)

Net income	$78	$94

Other comprehensive income:
Change in unrealized value of investments, net of income tax	$393	$642
Total comprehensive income	$471	$736

Net income per share data:

Basic
Net income per share continuing operations	$0.02	$0.04
Net loss per share discontinued operations	$0.00	$(0.01)
Net income per share	$0.02	$0.03
Weighted average shares	3,390,719	3,383,767

Diluted
Net income per share continuing operations	$0.02	$0.04
Net loss per share discontinued operations	$0.00	$(0.01)
Net income per share	$0.02	$0.03
Weighted average shares	3,407,699	3,405,247

Dividends paid per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from (used in) operating activities

Net income	$78	$94

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	16	13
Change in allowance for doubtful accounts	8	0
Deferred income taxes	3	6
Interest accrued on investments	0	(2)
Change in assets and liabilities:
Trade receivables	24	(110)
Inventories	5	(32)
Other current assets	(19)	(35)
Accounts payable	64	48
Accrued expenses	43	65
Deferred revenue	0	(6)
Accrued income taxes	35	55

Net cash from operating activities	257	96

Cash flows used in investing activities

Purchase of property and equipment	(21)	(2)

Net cash used in investing activities	(21)	(2)

Cash flows from (used in) financing activities

Proceeds from issuance of common stock	4	6
Dividends paid	(135)	(135)

Net cash used in financing activities	(131)	(129)

Net increase (decrease) in cash and cash equivalents	105	(35)

Cash and cash equivalents, beginning	5,476	583
Cash and cash equivalents, ending	$5,581	$548

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments	$393	$642

Supplemental cash flow information
Cash paid for income taxes	$11	$0

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012
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

This report should be read together with the Company’s annual report on Form 10-K for the year ended December 31, 2011, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2012 and for the three-month period then ended. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Company utilizes leading-edge technology to continuously improve its products and make them easier to use with the ultimate goal of manufacturing the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers, original equipment manufacturers and processors who use the products to monitor process machinery operations. The Company markets its products to a number of different industries located throughout the United States, Asia, Central America, Canada, and Europe.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, invests in other businesses or companies, the Company does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 343,267 shares of Rudolph Technologies, Inc. which is accounted for using the available-for-sale method. See Note 4 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

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

Available for Sale Securities

ESI Investment Company’s portfolio consists of equity securities, primarily common stocks, money market funds, commercial paper, and may include government debt securities. The estimated fair value of publicly traded equity securities is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

Since the Company generally does not make investments in anticipation of short-term fluctuations in market prices, investments in equity securities are classified as available-for-sale. Available-for-sale securities with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as separate component of stockholders’ equity.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized.

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

The carrying value of cash and cash equivalents, investments, trade receivables, accounts payable, and other working capital items approximate fair value at March 31, 2012 and December 31, 2011 due to the short maturity nature of these instruments.

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

Reclassifications

Certain items related to discontinued operations in the 2011 financial statements have been reclassified. These reclassifications had no effect on stockholders’ equity, net income or cash flows.

Note 2. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At March 31, 2012, the Company had one stock-based employee compensation plan. During the three-month periods ended March 31, 2012 and 2011, there were no stock options granted or exercised.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2012
Commercial Paper	$5,446,000	$0	$0	$5,446,000
Equity Securities	101,000	3,770,000	(55,000)	3,816,000
	5,547,000	3,770,000	(55,000)	9,262,000
Less Cash Equivalents	5,446,000	0	0	5,446,000
Total Investments, March 31, 2012	$101,000	$3,770,000	$(55,000)	$3,816,000

December 31, 2011
Commercial Paper	$5,373,000	$0	$0	$5,373,000
Equity Securities	101,000	3,134,000	(54,000)	3,181,000
	5,474,000	3,134,000	(54,000)	8,554,000
Less Cash Equivalents	5,373,000	0	0	5,373,000
Total Investments, December 31, 2011	$101,000	$3,134,000	$(54,000)	$3,181,000

At March 31, 2012 and December 31, 2011, the Company’s significant investment in equity securities was 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), which is accounted for under the available-for-sale method. As of March 31, 2012 and December 31, 2011, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Market was approximately $3,814,000 and $3,134,000, respectively, with an approximate cost of $45,000.

Note 5. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet March 31, 2012	Fair Value March 31, 2012

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Commercial Paper	$5,446,000	$5,446,000	$5,446,000	$—	$—
Available-for-sale:
Equity Securities	$3,816,000	$3,816,000	$3,816,000	$—	$—

	Carrying amount in consolidated balance sheet December 31, 2011	Fair Value December 31, 2011

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial Paper	$5,373,000	$5,373,000	$5,373,000	$—	$—
Available-for-sale:
Equity Securities	$3,181,000	$3,181,000	$3,181,000	$—	$—

The fair value of the commercial paper and equity securities are based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2012	December 31, 2011
Raw Materials	$752,000	$791,000
Work In Process	264,000	247,000
Finished Goods	207,000	190,000
Total Inventories	$1,223,000	$1,228,000

Note 7. Discontinued Operations

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy our building). As of March 31, 2012, ADI owed the Company approximately $5,000 under the earn-out. The amount is included in other assets on the balance sheet.

The division, a separate operating segment as described in Note 8, designed and marketed desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms.

The financial results of the discontinued operation are as follows:

Three Months Ended March 31, 2011

Net sales	$70,000
Expenses	(111,000)
Net loss before income taxes	(41,000)
Income tax benefit	7,000
Net loss of discontinued operations	$(34,000)

The effect of the discontinued operation on the financial position of the Company, as of December 31, 2011, is as follows:

Property and equipment	$2,000
Inventories	17,000
Accounts receivable	35,000
Net assets disposed	$54,000

Accrued expenses	$10,000
Deferred revenue	58,000
Net liabilities disposed	$68,000

Net cash paid to ADI	$14,000

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

As of March 31, 2012, the Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended March 31,
	2012	2011
External sales
Production monitoring	$1,642	$1,517
Investments	0	0
Total	$1,642	$1,517

Net income before taxes
Production monitoring	$125	$195
Investments	1	2
Total	$126	$197

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No new estimates exist other than those discussed in our Annual Report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2012 increased $125,000, or 8.2%, when compared to net sales for the same period in 2011. Sales growth occurred across most of our product lines and was also diversified among the applications we serve. We continue to expand our direct sales calls and participation in regional and national tradeshows and organizations in order to develop close relationships with new and existing customers. Feedback has been positive regarding our new hazard monitoring products because of their straight-forward installation and “at-a-glance” diagnosis of hazardous conditions on equipment. Direct connection to the plant’s central control system is a benefit to our customers as they monitor the operation of their machines.

Cost of Goods Sold

Our cost of goods sold increased $81,000, or 13.0%, for the three months ended March 31, 2012 compared to the same period in 2011. This increase was primarily a direct result of increased sales. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner.

Gross Profit

Gross margin for the three months ended March 31, 2012 was 57.0% versus 58.8% for the same period in 2011. The decrease in gross margin was due to increased cost of raw materials.

Operating Expenses

Total operating expenses increased $114,000, or 16.3%, for the three months ended March 31, 2012 when compared to the same period of 2011.

Selling and marketing costs increased $64,000, or 18.5%, for the three months ended March 31, 2012 when compared to the same period in 2011. The increase was due to increased outside sales representative expenses (due to the addition of two new sales representatives and increased sales), tradeshows (due to additional local and national shows), travel (due to attendance at additional shows and an additional outside sales person), and demos (due to setting up demo cases for new and existing outside sales representatives and adding new products to be displayed in the tradeshow booth); offset by decreases in advertising and marketing expenses due to the reallocation of advertising expenses to local tradeshows. Marketing efforts are continuing to be directed to our core industries.

General and administrative costs increased $24,000, or 9.5%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase in general and administrative expenses was due to an increase in our allowance for bad debts which increased our bad debt expense, employee benefits which are being recognized in the first quarter of 2012 as opposed to the second quarter of 2011, and allocation of expenses to the Production Monitoring division in the first quarter of 2012 that had been allocated to the AutoData Systems division in the first quarter of 2011.

Research and development costs increased $26,000, or 25.7%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase in research and development costs was due to an increase in lab testing fees for product testing and approval for hazardous locations, wages and salaries (due to the addition of a part time employee), and legal expenses related to patent applications.

Non-Operating Income

Non-operating income decreased by $1,000, or 20.0%, for the three months ended March 31, 2012 compared to the same period for 2011. This decrease was due primarily to a decrease in the amount of interest income earned.

Interest income decreased $2,000, or 67.0%, when comparing the three months ended March 31, 2012 to the same period in 2011.

Income From Continuing Operations Before Income Taxes

The Company had income before income taxes of $126,000 for the quarter ended March 31, 2012, representing a decrease of $71,000, or 36.0%, when compared to income from continuing operations before income taxes of $197,000 for the quarter ended March 31, 2011.

The Production Monitoring Division had income before income taxes of $125,000 for the three months ended March 31, 2012 compared to $195,000 for the same period in 2011, a decrease of $70,000, or 36.0%. An increase in operating expenses of $114,000 was the main reason for the decrease in net income before income taxes.

ESI Investment Company had income before income taxes of $1,000 for the three months ended March 31, 2012 compared to $2,000 for the same period in 2011, a decrease of $1,000. This decrease was a result of the interest income earned in 2012 compared to 2011 (see “Non-Operating Income”). However, ESI Investment Company has approximately $3,769,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (see Note 4 “Investments” in the notes to the accompanying condensed consolidated financial statements).

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

For the three-month period ended March 31, 2011, the AutoData Systems Division had an operating loss, net of income taxes, of $34,000. There was no activity related to the discontinued operations during the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,581,000 at March 31, 2012, $5,476,000 at December 31, 2011, and $548,000 at March 31, 2011. The increase was mainly from investing activities. During the first three months of 2011, the Company owned $5,199,000 in Treasury Bills with a maturity of more than three months from the date of purchase. The Company did not own any Treasury Bills as of March 31, 2012 and December 31, 2011.

Cash provided by operating activities was $257,000 and $96,000 for the three months ended March 31, 2012 and 2011, respectively. Cash from operating activities decreased $161,000 for the three months ended March 31, 2012 when compared to the same period in 2011 mainly due to the net change in trade receivables. The net change in trade receivables was due to a decrease in the balance of $24,000 at March 31, 2012 compared to the prior year increase in the balance of $110,000 at March 31, 2011 when compared to the prior year.

Cash used in investing activities was $21,000 and $2,000 for the three months ended March 31, 2012 and 2011, respectively. The cash used by investing activities was for the purchase of property and equipment.

Cash used in financing activities was $131,000 and $129,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. During the quarters ended March 31, 2012 and 2011, we had $4,000 and $6,000, respectively, in stock purchases under the Employee Stock Purchase Plan. We paid dividends of $135,000 in each quarter.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 343,267 shares of Rudolph Technologies, Inc., listed on the Nasdaq Stock Market, accounted for using the available-for-sale method. The investment is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements or transactions.

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

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None
Item 1A. Risk Factors – Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosures – Not Applicable
Item 5. Other Information – None
Item 6. Exhibits

          (a)     Exhibits - See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 11, 2012	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2012

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.