Form 10-Q
period 2012-06-30
ELECTRO SENSORS INC
filed 2012-08-10
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 9, 2012 was 3,391,912.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)

Current assets

Cash and cash equivalents.	$5,634	$5,476
Available for sale securities	2,996	3,181
Trade receivables, less allowance for doubtful accounts of $8 and $9, respectively.	794	731
Inventories	1,221	1,228
Income tax receivable	0	17
Other current assets	99	116

Total current assets.	10,744	10,749

Property and equipment, net.	1,189	1,179

Total assets	$11,933	$11,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$189	$110
Accrued expenses.	290	214
Accrued income tax.	41	0

Total current liabilities	520	324

Deferred income tax liability	1,154	1,225

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,390,785 and 3,389,577 shares, respectively	339	339
Additional paid-in capital.	1,565	1,561
Retained earnings	6,561	6,570
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	1,794	1,909

Total stockholders’ equity	10,259	10,379

Total liabilities and stockholders’ equity.	$11,933	$11,928

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$1,795	$1,543	$3,437	$3,060
Cost of goods sold	787	658	1,493	1,283

Gross profit	1,008	885	1,944	1,777

Operating expenses:
Selling and marketing	383	349	793	695
General and administrative	248	226	525	479
Research and development	101	118	228	219

Total operating expenses	732	693	1,546	1,393

Operating income	276	192	398	384

Non-operating income:
Interest income	3	1	4	4
Gain on investment securities	0	1	0	1
Other income	3	1	6	3

Total non-operating income	6	3	10	8

Income from continuing operations before income taxes	282	195	408	392

Income taxes	99	78	147	147
Income before discontinued operations	183	117	261	245
Income (loss) from discontinued operations, net of income taxes	0	1	0	(33)

Net income	$183	$118	$261	$212

Other comprehensive income (loss):
Change in unrealized value of investments, net of income tax	$(508)	$(80)	$(115)	$561
Total comprehensive income (loss)	$(325)	$38	$146	$773

Net income (loss) per share data:
Basic
Net income per share continuing operations	$0.05	$0.03	$0.07	$0.07
Net loss per share discontinued operations	0.00	0.00	0.00	(0.01)
Net income per share	0.05	0.03	0.07	0.06
Weighted average shares	3,390,785	3,388,241	3,390,752	3,386,016
Diluted
Net income per share continuing operations	$0.05	$0.03	$0.07	$0.07
Net loss per share discontinued operations	0.00	0.00	0.00	(0.01)
Net income per share	0.05	0.03	0.07	0.06
Weighted average shares	3,407,765	3,405,468	3,407,732	3,405,358

Dividends paid per share	$.04	$.04	$.08	$.08

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from (used in) operating activities

Net income	$261	$212

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	32	28
Deferred income taxes	(1)	(7)
Change in allowance for doubtful accounts	(1)	0
Interest accrued on investments	0	(3)
Change in:
Trade receivables	(62)	(232)
Inventories	7	(155)
Other current assets	17	(2)
Accounts payable	79	96
Accrued expenses	76	133
Deferred revenue	0	(5)
Accrued income taxes	58	105

Net cash from operating activities	466	170

Cash flows from (used in) investing activities

Purchase of treasury bills	0	(4,300)
Proceeds from the maturity of treasury bills	0	4,300
Purchase of property and equipment	(42)	(9)

Net cash used in investing activities	(42)	(9)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	4	18
Dividends paid	(270)	(272)

Net cash used in financing activities	(266)	(254)

Net increase (decrease) in cash and cash equivalents	158	(93)

Cash and cash equivalents, beginning	5,476	583
Cash and cash equivalents, ending	$5,634	$490

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain (loss) on investments	$(115)	$561

Supplemental cash flow information
Cash paid for income taxes	$109	$52

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2012

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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2012 and for the three and six month periods then ended. The results of interim periods may not be indicative of results to be expected for the year.

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

Available for Sale Securities

ESI Investment Company’s portfolio consists of equity securities, primarily common stocks, money market funds, commercial paper and government debt securities. The estimated fair value of publicly traded equity securities is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

The carrying value of cash and cash equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at June 30, 2012 and December 31, 2011 due to the short maturity nature of these items.

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

Subsequent Events

On July 18, 2012, the Company declared a $.04 dividend on its common stock, payable on August 17, 2012 to shareholders of record as of August 3, 2012.

On July 18, 2012, the Company granted each of its four non-employee directors ten-year options to purchase 2,500 shares of the Company’s common stock at an exercise price of $4.15 per share. The options were fully-vested and immediately exercisable as of the grant date.

Note 2. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At June 30, 2012, the Company had one stock-based employee compensation plan. During the six months ended June 30, 2011, two employees exercised options to purchase a total of 4,500 shares of common stock. There were no options exercised during the six months ended June 30, 2012. There were no options granted in the six months ended June 30, 2012 or 2011.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2012
Commercial Paper	5,447,000	0	0	5,447,000
Equity Securities	101,000	2,949,000	(54,000)	2,996,000
	5,548,000	2,949,000	(54,000)	8,443,000
Less Cash and Cash Equivalents	5,447,000	0	0	5,447,000
Total Investments, June 30, 2012	$101,000	$2,949,000	$(54,000)	$2,996,000

December 31, 2011
Commercial Paper	5,373,000	0	0	5,373,000
Equity Securities	101,000	3,134,000	(54,000)	3,181,000
	5,474,000	3,134,000	(54,000)	8,554,000
Less Cash and Cash Equivalents	5,373,000	0	0	5,373,000
Total Investments, December 31, 2011	$101,000	$3,134,000	$(54,000)	$3,181,000

At June 30, 2012 and December 31, 2011, the Company’s significant investment in equity securities was 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), which is accounted for under the available-for-sale method. As of June 30, 2012 and December 31, 2011, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,993,000 and $3,134,000, respectively, with an approximate cost of $45,000.

Note 5. Fair Value Measurements

The following table provides information on the Company’s investment assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet June 30, 2012	Fair Value June 30, 2012	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial Paper	$5,447,000	$5,447,000	$5,447,000	$0	$0
Available-for-sale:
Equity Securities	$2,996,000	$2,996, 000	$2,996,000	$0	$0

	Carrying amount in condensed consolidated Balance Sheet December 31, 2011	Fair Value December 31, 2011	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial Paper	$5,373,000	$5,373,000	$5,373,000	$0	$0
Available-for-sale:
Equity Securities	$3,181,000	$3,181,000	$3,181,000	$0	$0

The fair value of the commercial paper and equity securities is based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2012	December 31, 2011
Raw Materials	$796,000	$791,000
Work In Process	223,000	247,000
Finished Goods	202,000	190,000
Total Inventories	$1,221,000	$1,228,000

Note 7. Discontinued Operations

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy our building). As of June 30, 2012, ADI owed the Company approximately $10,000 under the earn-out. The amount is included in other current assets on the balance sheet.

The division, a separate operating segment as described in Note 8, designed and marketed desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms.

The financial results of the discontinued operation are as follows:

	For the three months ended June 30, 2011	For the six months ended June 30, 2011

Net sales	$124,000	$194,000
Expenses	(123,000)	(234,000)
Net income (loss) before income taxes	1,000	(40,000)
Income tax benefit	0	7,000
Net income (loss) of discontinued operations	$1,000	$(33,000)

The effect of the discontinued operation on the financial position of the Company, as of December 31, 2011, is as follows:

Property and equipment	$2,000
Inventories	17,000
Accounts receivable	35,000
Net assets disposed	$54,000

Accrued expenses	$10,000
Deferred revenue	58,000
Net liabilities disposed	$68,000

Net cash paid to ADI	$14,000

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

As of June 30, 2012, The Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
External sales
Production monitoring	$1,795	$1,543	$3,437	$3,060
Investments	0	0	0	0
Total	$1,795	$1,543	$3,437	$3,060

Net income before taxes
Production monitoring	$281	$193	$406	$388
Investments	1	2	2	4
Total	$282	$195	$408	$392

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2012 increased $252,000, or 16.3%, when compared to the same period in 2011. Net sales for the six-month period ended June 30, 2012 increased $377,000, or 12.3%, when compared to the same period in 2011. The increase in sales was spread across our product lines in several industries. Sales efforts contributing to increased net sales included participating in regional and national tradeshows and continued direct sales calls in order to develop close relationships with new and existing customers. Our customers’ plant and machinery automation projects continued to increase in scope, resulting in increased demand for the products in our sensor product line and contributing to increased net sales.

Cost of Goods Sold

Our cost of goods sold increased $129,000, or 19.6%, for the three months ended June 30, 2012 compared to the same period in 2011. For the six-month period ended June 30, 2012, the cost of goods sold increased $210,000, or 16.4%, compared to the same period in 2011. The increases were primarily a direct result of increased sales. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner.

Gross Profit

Gross margin for the three-month period ended June 30, 2012 was 56.2% versus 57.4% for the same period in 2011. For the six-month periods ended June 30, 2012 and 2011, gross margins were 56.6% and 58.1%, respectively. The decrease in gross margin was due to increased cost of raw materials.

Operating Expenses

Total operating expenses increased $39,000, or 5.6%, for the three months ended June 30, 2012 when compared to the same period in 2011. Total operating expenses increased $153,000, or 11.0%, for the six months ended June 30, 2012 when compared to the same period in 2011.

Selling and marketing costs increased $34,000, or 9.7%, for the three months ended June 30, 2012 when compared to the same period in 2011. For the six months ended June 30, 2012, selling and marketing costs increased $98,000, or 14.1%, when compared to the same period in 2011. For the three months ended June 30, 2012, the increase was due to higher wages and bonuses due to additional sales personnel and increased sales and commission expense to outside manufacturer’s representatives, offset by a decrease in advertising and marketing resulting from a change in the mix of direct advertising and tradeshows. For the six months ended June 30, 2012, the increase was due to higher wages and bonuses, commission expense, increased travel and tradeshows and sales demonstration equipment, offset by a decrease in advertising and marketing expenses due to reallocation of advertising expenses in direct marketing efforts.

General and administrative costs increased $22,000, or 9.7%, for the three months ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012, general and administrative costs increased $46,000, or 9.6%, when compared to the same period in 2011. For the three months ended June 30, 2012, the increase was due to increased public reporting fees (these fees were expensed during the second quarter of 2012 as opposed to the first quarter of 2011) and expanded XBRL reporting requirements. For the six months ended June 30, 2012, the increase was due to the allocation of expenses to the Production Monitoring division during 2012 that had been allocated to the AutoData Systems division in 2011, increased public reporting fees (including expenses associated with expanded XBRL reporting requirements), bad debt expense, and building maintenance expenses.

Research and development costs decreased $17,000, or 14.4%, for the three months ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012, research and development costs increased $9,000, or 4.1%, when compared to the same period in 2011. For the three months ended June 30, 2012, the decrease was due to a decrease in salaries and wages and contract engineering (due to development and installation of the Electro-Sentry system during 2011). For the six months ended June 30, 2012, the increase resulted from an increase in lab testing fees for product testing and approval for hazardous location and legal expenses related to patent applications.

Non-Operating Income

Non-operating income increased by $3,000, or 100.0%, for the three-month period ended June 30, 2012 compared to the same period for 2011. For the six months ended June 30, 2012, non-operating income increased $2,000, or 25.0%, when compared to the same period in 2011. The increases for the three and six months ended June 30, 2012 were mainly due to the amounts recognized under the earn-out for the sale of the AutoData division to Auto Data, Inc.

Interest income increased $2,000, or 200.0%, when comparing the three months ended June 30, 2012 to the same period in 2011 due to the timing of interest recognized on Treasury Bills owned in 2011. For the six months ended June 30, 2012, interest income was unchanged when compared to the same period in 2011.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes was $282,000 for the three months ended June 30, 2012, representing an increase of $87,000, or 44.6%, when compared to the same period in 2011. Income from continuing operations before income taxes was $408,000 for the six months ended June 30, 2012, representing an increase of $16,000, or 4.1%, when compared to the same period in 2011.

The Production Monitoring Division had income before income taxes of $281,000 for the three months ended June 30, 2012 compared to $193,000 for the same period in 2011, an increase of $88,000, or 45.6%. For the six months ended June 30, 2012, the Production Monitoring Division had income before income taxes of $406,000 compared to $388,000 for the same period in 2011, an increase of $18,000, or 4.6%. These increases in income before income taxes were mainly due to increased sales.

ESI Investment Company had income before taxes of $1,000 for the three-month period ended June 30, 2012 compared to $2,000 for the same period in 2011 a decrease of $1,000, or 50.0%. ESI Investment Company had income before taxes of $2,000 for the six-month period ended June 30, 2012 compared to $4,000 for the same period in 2011, a decrease of $2,000, or 50.0%. These decreases were mainly due to that fact that, during the three months ended June 30, 2011, one of ESI Investment Company’s investments merged and, due to the merger, we received $1,500 and shares in the merged company. We reported $1,000 as a gain on the sale of the investment in 2011. As of June 30, 2012, ESI Investment Company had approximately $2,948,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (See Note 4 “Investments” in the notes to the accompanying condensed consolidated financial statements).

Loss From Discontinued Operations

On September 16, 2011, we sold our entire interest in our AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy our building). The transaction was intended to allow us to focus on our core markets.

For the three-month period ended June 30, 2011, the AutoData Systems Division had an operating income, net of income taxes, of $1,000. For the six-month period ended June 30, 2011, the AutoData Systems Division had an operating loss, net of income taxes, of $33,000. There was no activity related to the discontinued operations during the three or six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,634,000 at June 30, 2012, $5,476,000 at December 31, 2011, and $490,000 at June 30, 2011.

Cash provided by operating activities was $466,000 and $170,000 for the six months ended June 30, 2012 and 2011, respectively, an increase of $296,000. The increase was primarily due to a $170,000 net change in trade receivables and a $162,000 net change in inventories. The net change in trade receivables was due to an increase in the balance of $62,000 at June 30, 2012 compared to the prior year increase in the balance of $232,000 at June 30, 2011. The increase in accounts receivable was due to increased sales. The net change in inventories was due to a decrease in the balance of $7,000 at June 30, 2012 compared to the prior year increase in the balance of $155,000 at June 30, 2011. The decrease in inventory was due to increased sales.

Cash used in investing activities was $42,000 and $9,000 for the six-month periods ended June 30, 2012 and 2011, respectively.  The increase in cash used by investing activities was due to increased purchases of equipment. During the six-month period ended June 30, 2011, the Company purchased $4,300,000 in Treasury Bills and had $4,300,000 in Treasury Bills mature.

Cash used in financing activities was $266,000 and $254,000 for the six months ended June 30, 2012 and 2011, respectively. During the six-month periods ended June 30, 2012 and 2011, we paid aggregate dividends of $270,000 and $272,000, respectively. During the six-month periods ended June 30, 2012 and 2011, we had $4,000 and $7,000, respectively, in stock purchases under the Employee Stock Purchase Plan for each year. During the six-month period ended June 30, 2011, we had two employees exercise stock options in the amount of $11,000. There were no options exercised during 2012.

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

Off-balance Sheet Arrangements

As of June 30, 2012, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts or our efforts to accelerate growth; our efforts to maintain or reduce production costs; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 1A. Risk Factors - Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures – Not Applicable.

Item 5. Other Information - None.

Item 6. Exhibits

(a)     Exhibits - See Exhibit Index following signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro-Sensors, Inc.

August 10, 2012	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2012

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

