Form 10-Q
period 2012-09-30
ELECTRO SENSORS INC
filed 2012-11-09
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 8, 2012 was 3,391,912.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Quarter Ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheet – As of September 30, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Operations and Comprehensive Income – For the Three and Nine months ended September 30, 2012 and September 30, 2011	4
Condensed Consolidated Statements of Cash Flows – For the Nine months ended September 30, 2012 and September 30, 2011	5
Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

EXHIBITS	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$5,708	$5,476
Available for sale securities	3,607	3,181
Trade receivables, less allowance for doubtful accounts of $8 and $9, respectively	671	731
Inventories	1,382	1,228
Income tax receivable	0	17
Other current assets	128	116

Total current assets	11,496	10,749

Property and equipment, net	1,181	1,179

Total assets	$12,677	$11,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$206	$110
Accrued expenses	359	214
Accrued income tax	68	0

Total current liabilities	633	324

Deferred income tax liability	1,390	1,225

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,391,912 and 3,389,577 shares, respectively	339	339
Additional paid-in capital	1,575	1,561
Retained earnings	6,568	6,570
Accumulated other comprehensive income (unrealized gain on available for sale securities, net of income tax)	2,172	1,909

Total stockholders’ equity	10,654	10,379

Total liabilities and stockholders’ equity	$12,677	$11,928

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$1,567	$1,632	$5,004	$4,692
Cost of goods sold	696	694	2,189	1,977

Gross profit	871	938	2,815	2,715

Operating expenses:
Selling and marketing	305	345	1,098	1,040
General and administrative	244	242	769	721
Research and development	105	111	333	330

Total operating expenses	654	698	2,200	2,091

Operating income	217	240	615	624

Non-operating income (expense):
Gain on disposal of investment securities	0	0	0	1
Interest income	1	1	5	5
Loss on disposal of fixed assets	0	(18)	0	(18)
Other income	3	2	9	5

Total non-operating income (expense)	4	(15)	14	(7)

Income from continuing operations before income taxes	221	225	629	617

Income taxes	77	90	224	246
Income before discontinued operations	144	135	405	371
Loss from discontinued operations, net of income tax benefit	0	(17)	0	(41)

Net income	$144	$118	$405	$330

Other comprehensive income (loss):
Change in unrealized value of investments, net of income tax	$378	$(863)	$263	$(301)
Total comprehensive income (loss)	$522	$(745)	$668	$29

Net Income (Loss) per Share Data:
Basic
Net income per share continuing operations	$0.04	$0.04	$0.11	$0.11
Net loss per share discontinued operations	$0.00	$(0.01)	$0.00	$(0.01)
Net income per share	$0.04	$0.03	$0.11	$0.10
Weighted average shares	3,391,900	3,389,506	3,391,126	3,387,192
Diluted
Net income per share continuing operations	$0.04	$0.04	$0.11	$0.11
Net loss per share discontinued operations	$0.00	$(0.01)	$0.00	$(0.01)
Net income per share	$0.04	$0.03	$0.11	$0.10
Weighted average shares	3,417,032	3,406,486	3,410,843	3,405,738

Dividends paid per share	$.04	$.04	$.12	$.12

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from (used in) operating activities

Net income	$405	$330

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	48	42
Deferred income taxes	2	24
Interest accrued on investments	0	(3)
Stock option expense	6	0
Change in allowance for doubtful accounts	(1)	0
Loss on disposal of fixed assets	0	18
Change in:
Trade receivables	61	(251)
Inventories	(154)	(164)
Other current assets	(12)	(17)
Income tax receivable	0	54
Accounts payable	96	77
Accrued expenses	145	176
Deferred revenue	0	(12)
Accrued income taxes	85	40

Net cash from operating activities	681	314

Cash flows from (used in) investing activities

Purchase of treasury bills	0	(4,300)
Proceeds from the maturity of treasury bills	0	9,500
Purchase of property and equipment	(50)	(69)

Net cash from (used in) investing activities	(50)	5,131

Cash flows from (used in) financing activities

Proceeds from issuance of stock	8	21
Dividends paid	(407)	(408)

Net cash used in financing activities	(399)	(387)

Net increase in cash and cash equivalents	232	5,058

Cash and cash equivalents, beginning	5,476	583
Cash and cash equivalents, ending	$5,708	$5,641

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain (loss) on investments	$263	$(301)

Supplemental cash flow information
Cash paid for income taxes	$158	$112

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2012
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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2012 and for the three and nine month periods then ended. The results of interim periods may not be indicative of results to be expected for the year.

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

Available for Sale Securities

ESI Investment Company’s portfolio consists of equity securities, primarily common stocks, commercial paper, money market funds, and government debt securities. The estimated fair value of publicly traded equity securities is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

The carrying value of cash and cash equivalents, treasury bills, investments, trade receivables, accounts payable, and other working capital items approximate fair value at September 30, 2012 and December 31, 2011 due to the short maturity nature of these instruments.

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

Note 2. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At September 30, 2012, the Company had one stock-based employee compensation plan. On July 18, 2012, the Company granted each of its four outside directors options to purchase 2,500 shares of common stock, recognizing compensation expense of approximately $6,000 based on the grant date fair value.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows:

Dividend yield	0.00%
Expected volatility	6.63%
Risk free interest rate	2.21%
Expected life	10 years

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

There were no options granted in the nine months ended September 30, 2011. During the nine months ended September 30, 2011, two employees exercised options to purchase a total of 4,500 shares of common stock. There were no options exercised during the nine months ended September 30, 2012.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2012
Commercial Paper	$5,449,000	$0	$0	$5,449,000
Equity Securities	101,000	3,561,000	(55,000)	3,607,000
	5,550,000	3,561,000	(55,000)	9,056,000
Less Cash and Cash Equivalents	5,449,000	0	0	5,449,000
Total Investments, September 30, 2012	$101,000	$3,561,000	$(55,000)	$3,607,000

December 31, 2011
Commercial Paper	$5,373,000	$0	$0	$5,373,000
Equity Securities	101,000	3,134,000	(54,000)	3,181,000
	5,474,000	3,134,000	(54,000)	8,554,000
Less Cash and Cash Equivalents	5,373,000	0	0	5,373,000
Total Investments, December 31, 2011	$101,000	$3,134,000	$(54,000)	$3,181,000

At September 30, 2012 and December 31, 2011, the Company’s most significant investment in equity securities was 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”) which is accounted for under the available-for-sale method. As of September 30, 2012 and December 31, 2011, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Market was approximately $3,604,000 and $3,134,000, respectively, with an approximate cost of $45,000.

Note 5. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet September 30, 2012

		Fair Value September 30, 2012	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Commercial Paper	$5,449,000	$5,449,000	$5,449,000	$0	$0
Available-for-sale:
Equities:
Small Cap Technology Sector	$3,607,000	$3,607,000	$3,607,000	$0	$0

	Carrying amount in condensed consolidated balance sheet December 31, 2011

		Fair Value December 31, 2011	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial Paper	$5,373,000	$5,373,000	$5,373,000	$0	$0
Available-for-sale:
Equities:
Small Cap Technology Sector	$3,181,000	$3,181,000	$3,181,000	$0	$0

The fair value of the commercial paper and equity securities is based on quoted market prices in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1. The equity investments are primarily in a small cap manufacturer of semiconductors for industrial use.

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2012	December 31, 2011
Raw Materials	$881,000	$791,000
Work In Process	286,000	247,000
Finished Goods	215,000	190,000
Total Inventories	$1,382,000	$1,228,000

Note 7. Discontinued Operations

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy our building). As of September 30, 2011, the Company owed ADI approximately $14,000 to pay for deferred revenue and amounts due to employees, less accounts receivable, inventory, and fixed assets related to the sale of the division. This amount was paid in October 2011. As of September 30, 2012 and December 31, 2011, ADI owed the Company approximately $12,000 and $3,000, respectively, under the earn-out. The amount is included in other current assets on the balance sheet. For the three and nine month periods ended September 30, 2012, the Company recognized $2,000 and $9,000, respectively, as other income from ADI under the earn-out agreement. For the three months ended September 30, 2011, the Company recognized $1,000 as other income from ADI under the earn-out agreement.

The division, a separate operating segment as described in Note 8, designed and marketed desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms.

The financial results of the discontinued operation are as follows:

	For the three months ended September 30, 2011	For the nine months ended September 30, 2011

Net sales	$52,000	$246,000
Expenses	(80,000)	(314,000)
Net loss before income taxes	(28,000)	(68,000)
Income tax benefit	11,000	27,000
Net loss of discontinued operations	$(17,000)	$(41,000)

The effect of the discontinued operation on the financial position of the Company, as of December 31, 2011, is as follows:

Property and equipment	$2,000
Inventories	17,000
Accounts receivable	35,000
Net assets disposed	$54,000

Accrued expenses	$10,000
Deferred revenue	58,000
Net liabilities disposed	$68,000

Net cash paid to ADI	$14,000

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

As of September 30, 2012, the Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
External sales
Production monitoring	$1,567	$1,632	$5,004	$4,692
Investments	0	0	0	0
Total	$1,567	$1,632	$5,004	$4,692

Net Income before taxes
Production monitoring	$220	$225	$626	$613
Investments	1	0	3	4
Total	$221	$225	$629	$617

Note 9. Subsequent Events

On October 17, 2012, the Company declared a $.04 dividend on its common stock, payable on November 16, 2012 to shareholders of record as of November 2, 2012.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2012 decreased $65,000, or 4.0%, when compared to the same period in 2011. Net sales for the nine-month period ended September 30, 2012 increased $312,000, or 6.7%, when compared to the same period in 2011. The decrease for the three months ended September 30, 2012 was due in significant part to uncertainty among our agricultural customers regarding their need for additional storage capacity and related handling projects due to severe drought in the central United States. The increase in sales for the nine months ended September 30, 2012 was spread across a broad range of our sensors and control products and can be attributed, we believe, to our continued participation in regional and national tradeshows and continued direct sales calls in order to develop close relationships with new and existing customers.

Cost of Goods Sold

Our cost of goods sold increased $2,000, or 0.3%, for the three months ended September 30, 2012 compared to the same period in 2011. For the nine-month period ended September 30, 2012, the cost of goods sold increased $212,000, or 10.7%, compared to the same period in 2011. The increase for the three months ended September 30, 2012 was primarily a result of increased costs of materials and labor. The increase for the nine months ended September 30, 2012 was primarily a result of increased sales. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner.

Gross Profit

Gross margin for the three-month period ended September 30, 2012 was 55.6% versus 57.5% for the same period in 2011. For the nine-month periods ended September 30, 2012 and 2011, gross margins were 56.3% and 57.9%, respectively. The decreases in gross margin were primarily due to increased cost of materials and labor.

Operating Expenses

Total operating expenses decreased $44,000, or 6.3%, for the three months ended September 30, 2012 when compared to the same period in 2011. For the nine months ended September 30, 2012 when compared to the same period of 2011, operating expenses increased $109,000, or 5.2%.

Selling and marketing costs decreased $40,000, or 11.6%, for the three months ended September 30, 2012 when compared to the same period in 2011. For the nine months ended September 30, 2012, selling and marketing costs increased $58,000, or 5.6%, when compared to the same period in 2011. The decrease for the three months ended September 30, 2012 was due to a decrease in advertising and marketing resulting from a change in the mix of direct advertising and tradeshows. For the nine months ended September 30, 2012, the increase was due to higher wages and bonuses, commission expense to outside manufacturer’s representatives, increased travel and tradeshows, and sales demonstration equipment, offset by a decrease in advertising and marketing expenses due to reallocation of advertising expenses in direct marketing efforts.

General and administrative costs increased $2,000, or 0.8%, for the three months ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, general and administrative costs increased $48,000, or 6.7%, when compared to the same period in 2011. For the three months ended September 30, 2012, the increase in general and administrative expenses was due to expanded XBRL reporting requirements and stock compensation expense (due to stock option grants), offset by a decrease in expenses related to the repair and maintenance of our building. For the nine months ended September 30, 2012, the increase in general and administrative expenses was due to the allocation of expenses to the Production Monitoring division during 2012 that had been allocated to the AutoData Systems division in 2011, increased public reporting fees (including expenses associated with expanded XBRL reporting requirements), and bad debt expense, offset by a decrease in building repair and maintenance expenses.

Research and development costs for the three months ended September 30, 2012 decreased $6,000, or 5.4%, compared to the same period in 2011. For the nine months ended September 30, 2012, research and development costs increased $3,000, or 0.9%, when compared to the same period in 2011. For the three months ended September 30, 2012, the decrease was due to a decrease in wages and payroll taxes. For the nine months ended September 30, 2012, the increase resulted from an increase in lab testing fees for product testing and approval for hazardous location and legal expenses related to patent applications, offset by a decrease in lab material and contract engineering (due to the development and installation of the Electro-Sentry 1 system in 2011).

Non-Operating Income

Non-operating income increased by $19,000, or 126.7%, for the three-month period ended September 30, 2012 compared to the same period for 2011. For the nine months ended September 30, 2012, non-operating income increased $21,000, or 300.0%, when compared to the same period in 2011. The increase for the three and nine-month periods ended September 30, 2012 was due to the loss of $18,000, during 2011, on disposal of property and equipment related to building maintenance.

Interest income was flat when comparing the three months and nine months ended September 30, 2012 to the same period in 2011.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes was $221,000 for the three months ended September 30, 2012, representing a decrease of $4,000, or 1.8%, when compared to the same period in 2011. Income from continuing operations before income taxes was $629,000 for the nine months ended September 30, 2012, representing an increase of $12,000, or 1.9%, when compared to the same period in 2011.

The Production Monitoring Division had income before income taxes of $220,000 for the three months ended September 30, 2012 compared to $225,000 for the same period in 2011, a decrease of $5,000, or 2.2%. For the nine months ended September 30, 2012, the Production Monitoring Division had income before income taxes of $626,000 compared to $613,000 for the same period in 2011, an increase of $13,000, or 2.1%. The decrease in income from continuing operations before income taxes for the three months ended September 30, 2012 was mainly due to a decrease in sales. The increase in net income from continuing operations before income taxes for the nine months ended September 30, 2012 was primarily due to an increase in sales.

ESI Investment Company had income before taxes of $1,000 for the three-month period ended September 30, 2012 compared to $0 for the same period in 2011, an increase of $1,000, or 100.0%. ESI Investment Company had income before taxes of $3,000 for the nine-month period ended September 30, 2012 compared to income before income taxes of $4,000 for the same period in 2011, a decrease of $1,000, or 25.0%. The increase for the three-month period ended September 30, 2012 was due to an increase in interest income. The decrease for the nine-month period ended September 30, 2012 was due to the fact that during the nine months ended September 30, 2011, one of ESI Investment Company’s investments merged and, due to the merger, we received $1,500 and shares in the merged company. We reported $1,000 as a gain on the sale of the investment in 2011. As of September 30, 2012, ESI Investment Company had approximately $3,559,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (See Note 4 “Investments” in the notes to the accompanying condensed consolidated financial statements).

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

For the three-month period ended September 30, 2011, the AutoData Systems Division had an operating loss, net of income taxes, of $17,000. For the nine-month period ended September 30, 2011, the Division had an operating loss, net of income taxes, of $41,000. There was no activity related to the discontinued operations during the three or nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,708,000 at September 30, 2012, $5,476,000 at December 31, 2011, and $5,641,000 at September 30, 2011.

Cash provided by operating activities was $681,000 and $314,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily a result of an increase of $75,000 in our net income and a $312,000 net change in trade receivables. The net change in trade receivables was due to a decrease in the balance of $61,000 at September 30, 2012 compared to the prior year increase in the balance of $251,000 at September 30, 2011 when compared to the prior year.

Cash used in investing activities was $50,000 compared to cash from investing activities of $5,131,000 for the nine months ended September 30, 2012 and 2011, respectively. The significant decrease in cash from investing activities was due to a net maturity of $5,200,000 in Treasury Bills with a maturity date of more than three months during the nine months ended September 30, 2011. During the nine-month period ended September 30, 2011, the Company had $9,500,000 in Treasury Bills mature and purchased $4,300,000 in Treasury Bills. There was no Treasury Bill activity during the nine-month period ended September 30, 2012. During the nine months ended September 30, 2012 and 2011, the Company purchased $50,000 and $69,000, respectively, in equipment.

Cash used for financing activities was $399,000 and $387,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine-month periods ended September 30, 2012 and 2011, the Company paid aggregate dividends of $407,000 and $408,000, respectively. In 2011, we had two employees exercise stock options in the amount of $11,000. There were no options exercised during 2012. During the nine-month periods ended September 30, 2012 and 2011, the Company had $8,000 and $10,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

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

Off-balance Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet arrangements or transactions.

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

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the impact of any worsening of the global economy, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

November 9, 2012	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.