Form 10-K
period 2012-12-31
ELECTRO SENSORS INC
filed 2013-03-22
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-09587

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,400,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on June 30, 2012.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 21, 2013 was 3,393,736.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2012

PART I

Item 1.	Business.

Introduction

Electro-Sensors, Inc. (“we”, “us”, “our”, the “Company” or “ESI”) is engaged in the manufacture and distribution of industrial production monitoring and process control systems.

In addition, through our subsidiary ESI Investment Company, we periodically make strategic investments in other businesses and companies, primarily when we believe that such investments will facilitate development of technology complementary to our existing products. Although we invest in other businesses and companies through our subsidiary ESI Investment Company, we do not intend to become an investment company and intend to remain primarily an operating company. Our primary investment is 273,267 shares of Rudolph Technologies, Inc., which is accounted for using the available-for-sale method.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, include Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2012, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business operations.

ESI was incorporated in Minnesota in July 1968. Our executive offices are located at 6111 Blue Circle Drive, Minnetonka, Minnesota, 55343-9108. Our telephone number is (952) 930-0100.

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

We expect to continue to expend resources in new product development and the marketing of new and existing products for use in production monitoring applications. We continue to expand our line of hazard monitoring products with new system displays and sensors to meet the requirements of a wider customer base. In 2012, we introduced the Electro-Sentry 16 hazard monitoring system and added new features to the Electro-Sentry 1 system. Other new products included a new ST420 shaft tachometer and several sensor mounting products.

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

Marketing and Distribution

We sell our products primarily through home office sales people who deal directly with customers and a number of manufacturer’s representatives and distributors located throughout the United States, Mexico, China, Canada, Chile, Bolivia, Colombia, Malaysia, Singapore, Great Britain, Australia, Egypt, El Salvador, Guatemala, Korea, Puerto Rico, Taiwan, and Turkey. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in all major standard industrial classifications, including grain, feed, biofuels, food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

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

We hold six patents relating to our production monitoring systems. Pursuant to a sales agreement with Motrona GmbH, a West-German manufacturer of control and interface devices, we hold rights to distribute in the United States the products manufactured by Motrona GmbH.

Governmental Approvals

We are not required to obtain governmental approval of our products.

Effect of Governmental Regulations

We do not believe that any existing or proposed governmental regulations will have a material effect on our business.

Research and Development

We invest in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. We incurred research and development expenses attributable to our production monitoring systems of $443,000 and $437,000 during 2012 and 2011, respectively. Our development projects are undertaken based upon the identified specific needs of our customer base.

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

Employees

As of March 22, 2013, we had 29 employees, of which 28 are full-time and one is part-time. We believe that our relations with our employees are good. None of our employees are members of unions.

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

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We have made, and may continue to make, forward-looking statements with respect to our business and financial matters, including statements contained in this document, other filings with the Securities and Exchange Commission, and reports to shareholders. Forward-looking statements generally include discussion of current expectations or forecasts of future events and can be identified by the use of terminology such as “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “will,” and similar words or expressions. Any statement that does not relate solely to historical fact should be considered forward-looking. Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements relating to management’s intentions that we not become an investment company, our expectations and intentions with respect to growth, statements relating to management’s beliefs with respect to our marketing and product development, our expectations and beliefs with respect to the value of our intellectual property, our beliefs with respect to our competitive position in the marketplace, our beliefs with respect to the effect of governmental regulations on our business, our beliefs with respect to our employee relations, our intention with respect to gradually liquidating our investment securities to finance working capital needs, our expectations and beliefs with respect to the future performance of our investment securities, the adequacy of our facilities, expansion of the number of our manufacturer’s representatives and exclusive distributors, our intention to develop new products, the possibility of acquiring compatible businesses as part of our growth strategy, and our expectations with respect to our cash requirements and use of cash. Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include:

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

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. The facility is anticipated to be adequate for our needs in 2013.

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

	Period	High	Low

2012	First Quarter	$4.37	$3.59
	Second Quarter	$4.40	$3.99
	Third Quarter	$4.20	$3.29
	Fourth Quarter	$4.11	$3.61

2011	First Quarter	$5.14	$4.12
	Second Quarter	$4.76	$4.14
	Third Quarter	$4.63	$3.30
	Fourth Quarter	$4.38	$3.31

Based on data provided by our transfer agent, management believes that as of March 21, 2013, the number of share owner accounts of record was approximately 92.

We paid annual cash dividends on our Common Stock of $0.16 per share in 2012 and 2011.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 9 to our 2012 consolidated financial statements. We did not repurchase any equity securities during the years ended December 31, 2012 and 2011.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year 2012 vs. Fiscal Year 2011

Net Revenues

Net revenues for 2012 increased $383,000 to $6,498,000, or 6.3%, when compared to net revenues for 2011.The increase was spread across a broad range of our sensors and control products in the industrial markets that we serve and was driven largely by increased customer demand in connection with capacity expansion and plant retro-fit projects.

Cost of Sales

Our cost of sales increased $245,000 from $2,613,000 to $2,858,000, or 9.4%, when comparing fiscal year 2012 to fiscal year 2011. This increase was primarily a result of increased sales and increased costs of materials and labor. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner.

Gross Margins

Gross margin for 2012 was 56.0% compared to 57.3% for the prior year. The slight decrease in the gross margin was due to the increased cost of materials and labor.

Operating Expenses

Total operating expenses increased by $47,000, or 1.7%, when comparing 2012 to 2011.

Selling and marketing costs decreased by $25,000, or 1.8%, when comparing 2012 to 2011. The decrease was due to a decrease in advertising and marketing expenses resulting from a change in the mix of direct advertising and tradeshows, offset by increases in wages and benefit expense (due to changes in the compensation package and higher commissions due to increased sales), travel (due to attendance at additional tradeshows and increased customer visits), trade shows (due to additional local and regional shows) and outside sales representatives’ commissions related to the increase in sales.

General and administrative costs increased by $66,000, or 6.9%, in 2012 compared to 2011. The increase was primarily due to an increase in expanded XBRL reporting requirements and depreciation expense due to upgrades in our enterprise software and related hardware. These increases were offset by decreases in expenses relating to repairs and maintenance of our building.

Research and development costs increased $6,000, or 1.4%, in 2012 when compared with 2011. The increase in research and development costs was due to an increase in lab testing fees for product testing and approval for hazardous locations and legal expenses related to patent applications, offset by decreases in the cost of lab materials and contract engineering expenses (due to the development and installation of the Electro-Sentry 1 system in 2011).

Operating Income

Operating income increased by $91,000 in 2012 from $740,000 to $831,000, an increase of 12.3% compared to 2011. The increase in operating income was mainly due to the increase in net sales.

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

Non-operating income for fiscal year 2012 increased by $742,000 to $811,000. The increase was driven primarily by an increase in the gain on the sale of investments. In December 2012, the Company started liquidating its investment in Rudolph Technology, which resulted in a gain of $794,000. In December 2011, the Company’s investment in PPT Vision was liquidated, which resulted in a gain of $72,000. The 2011 gain from investments was offset by a loss of $18,000 on disposal of property and equipment related to building maintenance. There was no such loss on disposal of property in 2012.

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

Interest income decreased $2,000, or 33.3%, when comparing fiscal year 2012 to the same period in 2011.

For the years ended December 31, 2012 and 2011, the Company recorded as other income earn-out payments related to the sale of the AutoData Systems Division to Auto Data Inc. of $13,000 and $3,000, respectively.

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

For the year ended December 31, 2011 the AutoData Systems Division had an operating loss, net of income taxes, of $50,000.

Net Income After Tax

We reported net income after tax for 2012 of $1,086,000, as compared to net income of $548,000 in 2011, an increase of $538,000, or 98.2%. Basic and diluted earnings per share from continuing operations were $0.32 and $0.31, respectively in 2012, compared to basic and diluted earnings per share from continuing operations of $0.17 in 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,102,000 and $5,476,000 at December 31, 2012 and 2011, respectively. The decrease was mainly due to investing activities, as described below.

Cash from operating activities of $732,000 for the year ended December 31, 2012 was primarily a result of our net income adjusted for the gain on the sale of investments, and changes in accounts receivable, inventories, and income tax activity. Cash from operating activities increased $423,000 for the year ended December 31, 2012 when compared to the year ended December 31, 2011 due to an increase in net income of $538,000. The net change in trade receivables was due a decrease of $57,000 in the balance at December 31, 2012 compared to the prior year and an increase of $118,000 in the balance at December 31, 2011 when compared to the prior year. This was due to a decrease in outstanding accounts receivable balances as of December 31, 2012, partially due to the 2011 balance including a $71,000 receivable for the sale of PPT Vision stock. The net change in inventories was due to an increase of $102,000 in the balance at December 31, 2012 compared to the prior year and an increase of $188,000 in the balance at December 31, 2011 when compared to the prior year. The increase as of December 31, 2012 was smaller than the increase as of December 31, 2011 due to the type of new products introduced in 2012 compared to 2011. The net change in income taxes was due to an increase in the payable balance of $330,000 at December 31, 2012 compared to the prior year and an increase in the receivable balance of $37,000 at December 31, 2011 when compared to the prior year. The increase in the net payable was due to taxes due on gain on sale of investments. These increases were offset by the change in the gain on sale of investments. The gain on sale of investment was $794,000 for the year ended December 31, 2012 and $73,000 for the year ended December 31, 2011, a change in the adjustment to net income of $721,000.

Cash used in investing activities was $4,571,000 for the year ended December 31, 2012, compared to cash from investing activities of $5,106,000 for the year ended December 31, 2011. The significant increase in cash used in investing activities was due to an increase in net purchases of Treasury Bills with maturity dates of more than three months, with only a purchase of $5,249,000 during 2012, compared to net proceeds of $5,200,000 during 2011. During 2011, we had $9,500,000 in Treasury Bills mature and purchased $4,300,000 in Treasury Bills. We purchased $169,000 and $82,000 of property and equipment in the years ended December 31, 2012 and 2011, respectively. We received $874,000 on the sale of investments during 2012 compared to $2,000 during 2011.

Cash used in financing activities was $535,000 and $522,000 for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, we paid aggregate dividends of $543,000 each year. During the years ended December 31, 2012 and 2011, we had $8,000 and $10,000, respectively, in stock purchases under our 1996 Employee Stock Purchase Plan. Also, in the year ended December 31, 2011, $11,000 in stock options were exercised.

We intend that our ongoing cash requirements will be primarily used for capital expenditures, researching potential acquisitions, acquisitions, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 273,267 and 343,267 shares of Rudolph Technologies, Inc. (“Rudolph”), as of December 31, 2012 and 2011, respectively, listed on the Nasdaq stock market. The Rudolph investment is accounted for using the available-for-sale method. The fair value of the Rudolph investment totaled $3,673,000 and $3,134,000 as of December 31, 2012 and 2011, respectively. Our Rudolph shares are subject to fluctuations in price and could have a negative effect on our liquidity. Liquid securities are periodically sold as deemed appropriate by management. The market value of the Rudolph stock as of March 20, 2013 was $2,947,000.

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

Significant estimates, including the underlying assumptions, consist of the economic lives of property and equipment, realizability of accounts receivable, and valuation of deferred tax assets/liabilities, inventory and investments. It is at least reasonably possible that these estimates may change in the near term.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electro-Sensors, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Electro-Sensors, Inc. and Subsidiaries (the Company) as of December 31, 2012, and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Electro-Sensors, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

	/s/	Boulay, Heutmaker, Zibell & Co., P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 22, 2013

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31
	2012	2011
ASSETS

Current assets

Cash and cash equivalents	$1,102	$5,476
Treasury bills	5,248	0
Available-for-sale securities	3,677	3,181
Trade receivables, less allowance for doubtful accounts of $10 and $9, respectively	602	731
Inventories	1,330	1,228
Income tax receivable	0	17
Other current assets	75	116

Total current assets	12,034	10,749

Property and equipment, net	1,304	1,179

Total assets	$13,338	$11,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$94	$110
Accrued expenses	227	214
Income tax payable	313	0

Total current liabilities	634	324

Deferred income tax liability	1,455	1,225

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,391,912 and 3,389,577 shares, respectively	339	339
Additional paid-in capital	1,575	1,561
Retained earnings	7,113	6,570
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	2,222	1,909

Total stockholders’ equity	11,249	10,379

Total liabilities and stockholders’ equity	$13,338	$11,928

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands except share and per share amounts)

	Years ended December 31,
	2012	2011
Net Sales	$6,498	$6,115
Cost of Goods Sold	2,858	2,613

Gross Profit	3,640	3,502

Operating Expenses

Selling and marketing	1,344	1,369
General and administrative	1,022	956
Research and development	443	437

Total Operating Expenses	2,809	2,762

Operating Income	831	740

Non-operating Income (Expense):

Gain on sale of investment securities	794	73
Interest income	4	6
Loss on disposal of fixed assets	0	(18)
Other income	13	8

Total Non-operating Income	811	69

Income from Continuing Operations before Income Taxes	1,642	809

Income Taxes	556	211
Income before Discontinued Operations	1,086	598
Loss from Discontinued Operations, Net of Income Taxes	0	(50)

Net Income	1,086	548

Other Comprehensive Income:
Change in Unrealized Value of Investments, Net of Tax	313	218
Total Comprehensive Income	$1,399	$766

Net Income (Loss) per share data

Basic
Net income per share continuing operations	$0.32	$0.17
Net loss per share discontinued operations	0.00	(0.01)
Net income per share	0.32	0.16
Weighted average shares	3,391,332	3,387,192

Diluted
Net income per share continuing operations	$0.31	$0.17
Net loss per share discontinued operations	0.00	(0.01)
Net income per share	0.31	0.16
Weighted average shares	3,412,288	3,405,738

Dividends paid per common share	$0.16	$0.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)

	Common Stock Issued		Additional		Accumulated other	Total
	Shares	Amount	paid-in capital	Retained earnings	comprehensive income	Stockholders’ equity

Balance, January 1, 2011	3,381,999	$338	$1,541	$6,565	$1,691	$10,135

Exercise of stock options	4,500	1	10			11
Unrealized gains on investments, net of taxes					218	218
Stock issued through the employee stock purchase plan	3,078	0	10			10
Dividend on common stock				(543)		(543)
Net income				548		548

Balance, December 31, 2011	3,389,577	339	1,561	6,570	1,909	10,379

Unrealized gains on investments, net of taxes					313	313
Stock issued through the employee stock purchase plan	2,335	0	8			8
Stock option expense			6			6
Dividend on common stock				(543)		(543)
Net income				1,086		1,086

Balance, December 31, 2012	3,391,912	$339	$1,575	$7,113	$2,222	$11,249

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2012	2011
Cash flows from (used in) operating activities

Net Income	$1,086	$548

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	71	57
Realized gain on sale of investment securities	(794)	(73)
Interest accrued on investments	1	(3)
Loss on disposal of fixed assets	0	18
Change in allowance for doubtful accounts	1	0
Deferred income taxes	38	14
Stock option expense	6	0
Changes in:
Trade receivables	57	(118)
Inventories	(102)	(188)
Other current assets	41	(35)
Accounts payable	(16)	35
Accrued expenses	13	29
Deferred revenue	0	(12)
Accrued income taxes	330	37

Net cash from operating activities	732	309

Cash flows from (used in) investing activities:

Proceeds from sale of available-for-sale securities	874	2
Purchase of treasury bills	(5,249)	(4,300)
Proceeds from the maturity of treasury bills	0	9,500
Amount paid on the sale of the AutoData Systems Division	0	(14)
Purchase of property and equipment	(196)	(82)

Net cash from (used in) investing activities	(4,571)	5,106

Cash flows from (used in) financing activities:

Proceeds from issuance of stock	8	21
Dividends paid	(543)	(543)

Net cash used in financing activities	(535)	(522)

Net increase (decrease) in cash and cash equivalents	(4,374)	4,893

Cash and cash equivalents, beginning	5,476	583
Cash and cash equivalents, ending	$1,102	$5,476

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain on investments, net of tax	$313	$218

Supplemental cash flow information
Cash paid during the year for income taxes	$207	$152

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 273,267 shares of Rudolph Technologies, Inc. (“Rudolph”) which is accounted for using the available-for-sale method. See Note 2 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, inventory and investments. It is at least reasonably possible that these estimates may change in the near term.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may also be invested in three month Treasury Bills. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

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

Available-for-sale securities

The Company’s investments consist of equity securities, primarily common stocks, government debt securities, commercial paper, and money market funds. The estimated fair value of publicly traded equity securities is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

Since the Company does not buy and sell investments with the objective of generating profits on short-term fluctuations in market price, the investments in marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity and within accumulated comprehensive income. Dividends on marketable equity securities are recognized in income on the ex-dividend date.

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

The carrying value of cash and cash equivalents, treasury bills, commercial paper, money market funds, trade receivables, accounts payable, and other working capital items approximate fair value at December 31, 2012 and 2011 due to the short term maturity nature of these instruments.

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $89,000 and $184,000 for the years ended December 31, 2012 and 2011, respectively.

Research and development

Expenditures for research and development are expensed as incurred. We incurred expenses of $443,000 and $437,000 during the years ended December 31, 2012 and 2011, respectively.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated useful lives.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2012 and 2011 was $71,000 and $57,000, respectively.

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

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of operations.

	Income	Shares	Per share amount

2012:
Basic EPS from continuing operations	$1,086,000	3,391,332	$0.32
Effect of dilutive employee and director stock options		20,956
Diluted EPS from continuing operations	$1,086,000	3,412,288	$0.31

2011:
Basic EPS from continuing operations	$598,000	3,387,192	$0.17
Effect of dilutive employee and director stock options		18,546
Diluted EPS from continuing operations	$598,000	3,405,738	$0.17

Stock Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2012, the Company had one stock-based employee compensation plan. On July 18, 2012, the Company granted each of its four outside directors options to purchase 2,500 shares of common stock, recognizing compensation expense of approximately $6,000 based on the grant date fair value.

The assumptions made in estimating the fair value of the options on the 2012 grant date based upon the BSM option-pricing model are as follows:

Dividend yield	0.00%
Expected volatility	22.98%
Risk free interest rate	2.21%
Expected life	5 years

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

There were no options granted in the year ended December 31, 2011. During the year ended December 31, 2011, two employees exercised options to purchase a total of 4,500 shares of common stock. During the year ended December 31, 2012, one outside director forfeited options to purchase 5,000 shares of common stock.

Note 2. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2012
Money Market Funds	$804,000	$0	$0	$804,000
Commercial Paper	200,000	0	0	200,000
Treasury Bills	5,249,000	0	(1,000)	5,248,000
Equity Securities	92,000	3,639,000	(54,000)	3,677,000
	6,345,000	3,639,000	(55,000)	9,929,000
Less Cash Equivalents	1,004,000	0	0	1,004,000
Total Investments, December 31, 2012	$5,341,000	$3,639,000	$(55,000)	$8,925,000

December 31, 2011
Commercial Paper	$5,373,000	$0	$0	$5,373,000
Equity Securities	101,000	3,134,000	(54,000)	3,181,000
	5,474,000	3,134,000	(54,000)	8,554,000
Less Cash Equivalents	5,373,000	0	0	5,373,000
Total Investments, December 31, 2011	$101,000	$3,134,000	$(54,000)	$3,181,000

Realized gains and losses on investments are as follows:

	Years Ended December 31,
	2012	2011

Gross Realized Gains	$794,000	$73,000
Gross Realized Losses	0	0
Net Realized Gain	$794,000	$73,000

At December 31, 2012 and 2011, the Company’s significant investment in equity securities is 273,267 and 343,267, respectively, shares of Rudolph Technologies (Rudolph), accounted for under the available-for-sale method. As of December 31, 2012 and 2011, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $3,673,000 and $3,134,000, respectively, with an approximate cost of $36,000 and $45,000, respectively. During the year ended December 31, 2012, the Company sold 70,000 shares of Rudolph stock and reported a gain of $794,000 in other income.

As of December 30, 2011, the shareholders of PPT Vision (PPT) voted to accept an offer to merge with Datalogic Scanning Holdings, Inc. (Datalogic). The terms of the merger required Datalogic to purchase all of the shares outstanding. Electro-Sensors, Inc. recognized a $72,000 gain on the sale of its PPT shares to Datalogic. The Company received the funds for their shares of PPT in January 2012.

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	December 31,
	2012	2011

Unrealized Gains
Unrealized Holding Gains arising during the Period	$1,299,000	$425,000
Less: reclassification of gains included in net income	(794,000)	(73,000)
	505,000	352,000

Deferred Taxes on Unrealized Gains:
Increase in Deferred Taxes on Unrealized Gains arising during the Period	494,000	161,000
Less: Reclassification of taxes on gains included in net income	(302,000)	(27,000)
	192,000	134,000

Net Change in Accumulated Other Comprehensive Income	$313,000	$218,000

Note 3. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in consolidated balance sheet December 31, 2012
		Fair Value December 31, 2012	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$804,000	$804,000	$804,000	$0	$0
Commercial Paper	200,000	200,000	200,000	0	0
Treasury Bills	5,248,000	5,248,000	5,248,000	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	3,677,000	3,677,000	3,677,000	0	0

	Carrying amount in consolidated balance sheet December 31, 2011
		Fair Value December 31, 2011	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial Paper	$5,373,000	$5,373,000	$5,373,000	$0	$0
Available-for-sale:
Equities:
Small Cap Technology Sector	3,181,000	3,181,000	3,181,000	0	0

The fair value of the money market funds, commercial paper, and treasury bills are based on quoted market prices in an active market. Available for sale securities include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2012	2011
Raw Materials	$835,000	$791,000
Work In Process	283,000	247,000
Finished Goods	212,000	190,000
Total Inventories	$1,330,000	$1,228,000

Note 5. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2012	2011
Equipment	$259,000	$260,000
Construction in Progress	0	14,000
Furniture and Fixtures	382,000	393,000
Building	1,365,000	1,360,000
Land	415,000	415,000
	2,421,000	2,442,000
Less Accumulated Depreciation	1,117,000	1,263,000
Total Property and Equipment	$1,304,000	$1,179,000

Note 6. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2012	2011
Wages and Commissions	$147,000	$163,000
Other	80,000	51,000
Total Accrued Expenses	$227,000	$214,000

Note 7. Commitments

Lease commitments

The Company is leasing office equipment under operating leases expiring at various dates through 2013.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2013	$8,000

Rental expense charged to operations was $27,000 for each of the years ended December 31, 2012 and 2011.

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

The following table summarizes the activity for outstanding incentive stock options to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2011	16,480	$3.06	2.2
Granted	0
Exercised	4,500	2.37
Canceled/forfeited/expired	0
Balance at December 31, 2011	11,980	4.16	2.6
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2012	11,980	$4.16	1.6	0
Vested and exercisable as of December 31, 2012	11,980	$4.16	1.6	0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2012.

The following table summarizes the activity for outstanding director stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2011	5,000	$5.36	6.3
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2011	5,000	5.36	5.3
Granted	10,000	4.15
Exercised	0
Canceled/forfeited/expired	5,000	5.36
Balance at December 31, 2012	10,000	$4.15	9.5	0
Vested and exercisable as of December 31, 2012	10,000	$4.15	9.5	0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2012.

As of December 31, 2012 and 2011, respectively there was no unrecognized compensation cost related to stock options that is expected to be recognized over a period of 1-2 years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock-based compensation

Pursuant to the 1997 Stock Option Plan (the “Option Plan”), the Company is authorized to grant options to purchase up to 450,000 shares of its Common Stock. As of December 31, 2012, options to purchase an aggregate of 21,980 shares were outstanding and exercisable under the Option Plan, and 250 shares were available for issuance pursuant to awards that may be granted under the Option Plan in the future.

Stock purchase plan

The 1996 Employee Stock Purchase Plan (the “ESPP”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s Common Stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant. Under the ESPP, the Company is authorized to sell and issue up to 150,000 shares of its Common Stock to its full-time employees. During 2012 and 2011, 2,335 shares and 3,078 shares, respectively, were issued under the ESPP. At December 31, 2012, 71,956 shares were available for future issuance pursuant to the ESPP.

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for its debt. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 148,382 shares of the Company’s stock at December 31, 2012. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to the participant accounts. The Plan had no debt to the Company at December 31, 2012.

The Company had compensation expense for contributions of $18,000 to the ESOP plan for the years ended December 31, 2012 and 2011.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at their fair market value. At December 31, 2012, 148,382 shares of the Company’s stock, with an aggregate fair market value of approximately $559,000, are held by ESOP participants who, if terminated, would be subject to the repurchase requirement.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors approved Company contributions of $18,000 and $0 for the years ended December 31, 2012 and 2011, respectively, in addition to its matching of 401(k) salary reductions, which totaled $61,000 and $64,000 for 2012 and 2011, respectively.

Note 10. Discontinued Operations

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy our building). As of December 30, 2012 and 2011, ADI owed the Company approximately $0 and $3,000, respectively, under the earn-out. The amount is included in other assets on the balance sheet.

For the years ended December 31, 2012 and 2011, the Company recognized approximately $13,000 and $3,000, respectively, as other income from ADI under the earn-out agreement.

The division, a separate operating segment as described in Note 12, designed and marketed desktop software based systems that read hand printed characters, checkmarks and bar code information from scanned or faxed forms, in addition to collecting and reporting data from web forms.

The financial results of the discontinued operation are as follows:

Year Ended December 31, 2011

Net sales	$246,000
Expenses	(314,000)
Net loss before income taxes	(68,000)
Income tax benefit	18,000
Net loss of discontinued operations	$(50,000)

The effect of the discontinued operation on the financial position of the Company, as of December 31, 2011, is as follows:

Property and equipment	$2,000
Inventories	17,000
Accounts receivable	35,000
Net assets disposed	$54,000

Accrued expenses	$10,000
Deferred revenue	58,000
Net liabilities disposed	$68,000

Net cash paid to ADI	$14,000

Note 11. Income Taxes

The components of the income tax provision for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Current:
Federal	$513,000	$179,000
State	5,000	0
Deferred:
Federal	31,000	12,000
State	7,000	2,000
Total Federal and State Income Taxes	$556,000	$193,000

The provision for income taxes for the years ended December 31, 2012 and 2011 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2012	2011

Computed “Expected” Federal Tax Expense	$560,000	$251,000
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	26,000	12,000
Credits	(16,000)	(51,000)
Domestic Production Activities Deduction	(20,000)	(22,000)
Permanent Differences	6,000	3,000
Total Federal and State Income Taxes	$556,000	$193,000

The components of the net deferred tax liability consist of:

	2012	2011

Deferred Tax Assets:
Vacation Disallowance	$26,000	$24,000
Allowance for Doubtful Accounts	4,000	4,000
State Carryforward R&D Credit	0	3,000
Total Deferred Tax Assets	$30,000	$31,000

Deferred Tax Liabilities:
Prepaid Expenses	$23,000	$26,000
Depreciation	100,000	60,000
Net Unrealized Gain on Investments	1,362,000	1,170,000
Total Deferred Tax Liabilities	$1,485,000	$1,256,000

Net Deferred Tax Liability	$(1,455,000)	$(1,225,000)

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service are 2009 through 2012. The tax years that remain open to examination by the Minnesota Department of Revenue are 2008 through 2012. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2012 or December 31, 2012.

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

As of December 31, 2012, the Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	2012	2011

Net revenues
Production Monitoring	$6,498,000	$6,115,000
ESI Investment Company	0	0
Total	6,498,000	6,115,000
Sales in foreign countries
Production Monitoring	809,000	633,000
ESI Investment Company	0	0
Total	809,000	633,000
Interest income
Production Monitoring	1,000	2,000
ESI Investment Company	3,000	4,000
Total	4,000	6,000
Depreciation expense
Production Monitoring	71,000	57,000
ESI Investment Company	0	0
Total	71,000	57,000
Capital purchases
Production Monitoring	196,000	82,000
ESI Investment Company	0	0
Total	196,000	82,000
Total assets
Production Monitoring	3,016,000	2,488,000
ESI Investment Company	10,322,000	9,440,000
Total	13,338,000	11,928,000
Income before income taxes
Production Monitoring	845,000	736,000
ESI Investment Company	797,000	73,000
Total	$1,642,000	$809,000

Note 13. Subsequent Events

On January 23, 2013, the Company declared a $.04 dividend on its common stock, payable on February 22, 2013 to shareholders of record as of February 8, 2013.

During the first quarter of 2013, the Company has sold 7,500 shares of Rudolph Technology stock for proceeds of $104,000 resulting in a gain on the sale of $103,000.

On March 18, 2013, the Board of Directors of the Company authorized and approved the Electro-Sensors, Inc. 2013 Equity Incentive Plan (the “2013 Plan”), subject to approval by the stockholders on or before March 18, 2014.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 24, 2013 (“Annual Meeting”).

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

The following table provides information as of December 31, 2012 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,980	$4.16	72,206(1)

Equity compensation plans not approved by security holders	—	—	—

Total	21,980	$4.16	72,206(1)

(1) Includes 250 shares issuable pursuant to the 1997 Stock Option Plan and 71,956 shares issuable pursuant to the 1996 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated herein by reference to the sections entitled “Corporate Governance – Independence,” “Election of Directors” and “Transactions with Related Persons, Promoters and Certain Control Persons” that appear in the Company’s Definitive Proxy Statement for its Annual Meeting.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that appears in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ BRADLEY D. SLYE
Bradley D. Slye
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 22, 2013

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

Signature	Title	Date

/s/ Bradley D. Slye	Chairman, President and Director (CEO and CFO)	March 22, 2013

/s/ Joseph A. Marino	Director	March 22, 2013

/s/ Geoffrey W. Miller	Director	March 22, 2013

/s/ Michael C. Zipoy	Director	March 22, 2013

/s/ Jeffrey D. Peterson	Director	March 22, 2013

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2012	Commission File No. 0-9587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
4.1	Specimen Common Stock Certificate
^*10.1	Electro-Sensors, Inc.’s 1996 Employee Stock Purchase Plan — incorporated by reference to the Company’s 1996 Proxy Statement for the Company’s 1996 Annual Meeting of Shareholders
^*10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
*10.3	Summary of Compensation Arrangements with Directors
*10.4	Summary of Compensation Arrangements with Executive Officers
21	Subsidiaries of Registrant (Name and State of Incorporation):
ESI Investment Company—Minnesota
Senstar Corporation—Minnesota
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 5, 2013
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for years ended December 31, 2012 and 2011, (iv) Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.**

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