Form 10-Q
period 2013-03-31
ELECTRO SENSORS INC
filed 2013-05-09
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 8, 2013 was 3,393,736.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)

Current assets

Cash and cash equivalents	$825	$1,102
Treasury Bills	5,250	5,248
Available-for-sale securities	3,135	3,677
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	702	602
Inventories	1,323	1,330
Other current assets	136	75

Total current assets	11,371	12,034

Property and equipment, net	1,288	1,304

Total assets	$12,659	$13,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$122	$94
Accrued expenses	274	227
Accrued income tax	24	313

Total current liabilities	420	634

Deferred income tax liability	1,289	1,455

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,393,736 and 3,391,912 shares, respectively	339	339
Additional paid-in capital	1,581	1,575
Retained earnings	7,143	7,113
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	1,887	2,222

Total stockholders’ equity	10,950	11,249

Total liabilities and stockholders’ equity	$12,659	$13,338

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$1,534	$1,642
Cost of goods sold	642	706

Gross profit	892	936

Operating expenses:
Selling and marketing	395	410
General and administrative	298	277
Research and development	118	127

Total operating expenses	811	814

Operating income	81	122

Non-operating income:
Gain on sale of available-for-sale securities	103	0
Interest income	2	1
Other income	3	3
Total non-operating income	108	4

Income before income taxes	189	126

Income taxes	23	48

Net income	$166	$78

Other comprehensive income (loss):
Change in unrealized value of available-for-sale securities, net of income tax	$(232)	$393
Reclassification of gains included in net income	(103)	0
Net change in other comprehensive income (loss)	(335)	393

Total comprehensive income (loss)	$(169)	$471

Net income per share data:

Basic
Net income per share	$0.04	$0.02
Weighted average shares	3,393,655	3,390,719

Diluted
Net income per share	$0.04	$0.02
Weighted average shares	3,415,635	3,407,699

Dividends paid per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from (used in) operating activities

Net income	$166	$78

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	27	16
Gain on sale of available-for-sale securities	(103)	0
Deferred income taxes	40	3
Interest accrued on investments	(2)	0
Change in allowance for doubtful accounts	(2)	8
Change in:
Trade receivables	(98)	24
Inventories	7	5
Other current assets	(61)	(19)
Accounts payable	28	64
Accrued expenses	47	43
Accrued income taxes	(289)	35

Net cash from (used in) operating activities	(240)	257

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	104	0
Purchase of property and equipment	(11)	(21)

Net cash from (used in) investing activities	93	(21)

Cash flows from (used in) financing activities

Proceeds from issuance of common stock	6	4
Dividends paid	(136)	(135)

Net cash used in financing activities	(130)	(131)

Net increase (decrease) in cash and cash equivalents	(277)	105

Cash and cash equivalents, beginning	1,102	5,476
Cash and cash equivalents, ending	$825	$5,581

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain (loss) on investments	$(335)	$393

Supplemental cash flow information
Cash paid for income taxes	$272	$11

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2013

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

This report should be read together with the Company’s annual report on Form 10-K for the year ended December 31, 2012, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2013 and for the three-month period then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, invests in other businesses or companies, the Company does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 265,767 shares of Rudolph Technologies, Inc. which is accounted for using the available-for-sale method. See Note 4 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

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

Available for Sale Securities

ESI Investment Company’s portfolio consists of equity securities, primarily common stocks, money market funds, commercial paper, and government debt securities. The estimated fair value of publicly traded equity securities is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

The carrying value of cash and cash equivalents, treasury bills, commercial paper, money market funds, investments, trade receivables, accounts payable, and other working capital items approximate fair value at March 31, 2013 and December 31, 2012 due to the short maturity nature of these instruments.

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

Note 2. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At March 31, 2013, the Company had one stock-based employee compensation plan. During the three-month periods ended March 31, 2013 and 2012, there were no stock options granted or exercised.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2013
Money Market	$632,000	$0	$0	$632,000
Commercial Paper	75,000	0	0	75,000
Treasury Bills	5,249,000	1,000	0	5,250,000
Equity Securities	91,000	3,098,000	(54,000)	3,135,000
	6,047,000	3,099,000	(54,000)	9,092,000
Less Cash Equivalents	707,000	0	0	707,000
Total Investments, March 31, 2013	$5,340,000	$3,099,000	$(54,000)	$8,385,000

December 31, 2012
Money Market	$804,000	$0	$0	$804,000
Commercial Paper	200,000	0	0	200,000
Treasury Bills	5,249,000	0	(1,000)	5,248,000
Equity Securities	92,000	3,639,000	(54,000)	3,677,000
	6,345,000	3,639,000	(55,000)	9,929,000
Less Cash Equivalents	1,004,000	0	0	1,004,000
Total Investments, December 31, 2012	$5,341,000	$3,639,000	$(55,000)	$8,925,000

At March 31, 2013 and December 31, 2012, the Company’s significant investment in equity securities was 265,767 and 273,267 shares, respectively, of Rudolph Technologies, Inc. (“Rudolph”), which is accounted for under the available-for-sale method. As of March 31, 2013 and December 31, 2012, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Market was approximately $3,131,000 and $3,673,000, respectively, with an approximate cost of $35,000 and $36,000, respectively. During the quarter ended March 31, 2013, the Company sold 7,500 shares of Rudolph stock and reported a gain of $103,000 in non-operating income.

Note 5. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet March 31, 2013	Fair Value March 31, 2013

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$632,000	$632,000	$632,000	$0	$0
Commercial paper	75,000	75,000	75,000	0	0
Treasury bills	5,250,000	5,250,000	5,250,000	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	3,135,000	3,135,000	3,135,000	0	0

	Carrying amount in consolidated balance sheet December 31, 2012	Fair Value December 31, 2012

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market	$804,000	$804,000	$804,000	$0	$0
Commercial paper	200,000	200,000	200,000	0	0
Treasury bills	5,248,000	5,248,000	5,248,000	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	3,677,000	3,677,000	3,677,000	0	0

The fair value of the money market funds, commercial paper and treasury bills are based on quoted market prices in an active market. Available-for-sale securities include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31,	December 31,
	2013	2012
Raw Materials	$812,000	$835,000
Work In Process	307,000	283,000
Finished Goods	204,000	212,000
Total Inventories	$1,323,000	$1,330,000

Note 7. Auto Data, Inc.

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data, Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy the Company’s building). As of March 31, 2013 and December 31, 2012, ADI owed the Company approximately $3,000 and $0, respectively, under the earn-out. The amount is included in other assets on the consolidated balance sheet. For the three-month periods ended March 31, 2013 and 2012, the Company recognized approximately $3,000 each quarter as other income from ADI under the earn-out agreement.

Note 8. Segment Information

The Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended March 31,
	2013	2012
External sales
Production monitoring	$1,534	$1,642
Total	$1,534	$1,642

Net income before taxes
Production monitoring	$84	$125
Investments	105	1
Total	$189	$126

Note 9. Subsequent Events

As previously disclosed, on March 18, 2013, the Board of Directors of the Company authorized and approved the Electro-Sensors, Inc. 2013 Equity Incentive Plan (the “2013 Plan”), subject to approval by the Company’s shareholders on or before March 18, 2014. At the Annual Meeting of Shareholders held on April 24, 2013, the Company’ shareholders approved the adoption of the 2013 Plan.

On April 24, 2013, the Company declared a $.04 dividend on its common stock, payable on May 24, 2013 to shareholders of record as of May 10, 2013.

Also on April 24, 2013, the Company entered into a four year lease agreement for three copiers/printers with an annual minimum lease payment of approximately $8,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No new estimates exist other than those discussed in our Annual Report.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2013 decreased $108,000, or 6.6%, when compared to net sales for the same period in 2012. The decrease in sales was mostly among agricultural customers who continue to feel the effects of last year’s drought and the reduced need for handling and storage equipment.

Cost of Goods Sold

Our cost of goods sold decreased $64,000, or 9.1%, for the three months ended March 31, 2013 compared to the same period in 2012. This decrease was primarily a direct result of decreased sales. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner.

Gross Profit

Gross margin for the three months ended March 31, 2013 was 58.1%, versus 57.0% for the same period in 2012. The increase in gross margin was due to a change in the mix of products sold, with a relative increase in the sale of higher margin products, and a price increase that went into effect in January 2013.

Operating Expenses

Total operating expenses decreased $3,000, or 0.4%, for the three months ended March 31, 2013 when compared to the same period of 2012.

Selling and marketing costs decreased $15,000, or 3.7%, for the three months ended March 31, 2013 when compared to the same period in 2012. The decrease was due to decreased outside sales representative expenses (due to decreased sales), tradeshows, travel (due to consolidation of sales trips with trade show trips), and demos (due to setting up demo cases for new and existing outside sales representatives and adding new products to be displayed in the tradeshow booth in 2012); offset by increases in wages and benefits due to the hiring of an additional sales person.

General and administrative costs increased $21,000, or 7.6%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase in general and administrative expenses was due to an increase in depreciation expense on the upgrade of the enterprise software and related hardware, legal and professional fees related to our domain name. The increase was offset by a decrease in our allowance for bad debts in 2013, which decreased our bad debt expense. In the three months ended March 31, 2012 we increased in our allowance for bad debts, which increased our bad debt expense.

Research and development costs decreased $9,000, or 7.1%, for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in research and development costs was due to a decrease in lab testing fees for product testing and approval for hazardous locations offset by an increase in prototypes of new products.

Non-Operating Income

Non-operating income increased by $104,000, or 2,600.0%, for the three months ended March 31, 2013 compared to the same period for 2012. This increase was due to an increase in the gain on sale of available-for-sale securities. During the three months ended March 31, 2013, we sold 7,500 shares of Rudolph Technology stock and recognized a $103,000 gain on the sale. There were no sales of investments during the three months ended March 31, 2012.

Interest income increased $1,000, or 100.0%, when comparing the three months ended March 31, 2013 to the same period in 2012.

Income Before Income Taxes

We had income before income taxes of $189,000 for the quarter ended March 31, 2013, representing an increase of $63,000, or 50.0%, when compared to income from operations before income taxes of $126,000 for the quarter ended March 31, 2012.

The Production Monitoring Division had income before income taxes of $84,000 for the three months ended March 31, 2013, compared to $125,000 for the same period in 2012, a decrease of $41,000, or 32.8%. The decrease in sales was the main reason for the decrease in net income before income taxes.

ESI Investment Company had income before income taxes of $105,000 for the three months ended March 31, 2013, compared to $1,000 for the same period in 2012, an increase of $104,000. This increase was a result of the gain on sale of available-for-sale securities in 2013 compared to 2012 (see “Non-Operating Income”). The net decrease in the unrealized value of available-for-sale securities was $335,000 for the three months ended March 31, 2013. The net decrease is due to the sale of Rudolph Technology stock which resulted in a $103,000 gain on the sale and the decrease in Rudolph Technology stock during the quarter ended March 31, 2013. ESI Investment Company has approximately $3,131,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (see Note 4 “Investments” in the notes to the accompanying condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $825,000 at March 31, 2013 and $1,102,000 at December 31, 2012. The decrease was mainly from investing activities. As of March 31, 2013 and December 31, 2012, we owned $5,250,000 and $5,248,000, respectively, in Treasury Bills with a maturity of more than three months from the date of purchase. We did not own any Treasury Bills as of March 31, 2012.

Cash used in operating activities was $240,000 for the three months ended March 31, 2013, compared to cash from operating activities of $257,000 for the three months ended March 31, 2012. Cash used in operating activities increased $497,000 for the three months ended March 31, 2013 when compared to the same period in 2012 mainly due to the net change in accrued income taxes and gain on sale of investments. The net change in income taxes was due to a decrease in the payable balance of $289,000 at March 31, 2013 when compared to the prior year and an increase in the payable of $35,000 at March 31, 2012 when compared to the prior year. The primary reason for the decrease is due to the payment in 2013 of the taxes owed for the year ended December 31, 2012. The gain on the sale of investments was $103,000 for the three months ended March 31, 2013 and there were no sales of investments in 2012.

Cash from investing activities was $93,000 for the three months ended March 31, 2013 and cash used in investing activities was $21,000 for the three months ended March 31, 2012.  The significant increase in cash from investing activities was the proceeds of $104,000 on the sale of investments during the first quarter of 2013. There were no such sales during the first quarter of 2012. In addition, we purchased $11,000 and $21,000 of property and equipment for the three months ended March 31, 2013 and 2012, respectively.

Cash used in financing activities was $130,000 and $131,000 for the three months ended March 31, 2013 and March 31, 2012, respectively. During the three-month periods ended March 31, 2013 and 2012, we had $6,000 and $4,000, respectively, in stock purchases under the Employee Stock Purchase Plan. During the three-month periods ended March 31, 2013 and 2012, we paid dividends of $136,000 and $135,000, respectively.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital.  Management believes that cash on hand and any cash from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 265,767 shares of Rudolph Technologies, Inc., listed on the Nasdaq Stock Market, accounted for using the available-for-sale method. The investment is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of March 31, 2013, the Company had no off-balance sheet arrangements or transactions.

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

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

May 9, 2013	/s/ Bradley D. Slye
Bradley D. Slye
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2013

Exhibit	Description

10.1	Electro-Sensors, Inc. 2013 Equity Incentive Plan (incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 22, 2013).

10.2	Form of Incentive Stock Option Agreement for use under the Electro-Sensors, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 29, 2013).

10.3	Form of Nonqualified Stock Option Agreement for use under the Electro-Sensors, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed April 29, 2013).

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (iv) Notes to Condensed Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

