Form 10-Q
period 2013-06-30
ELECTRO SENSORS INC
filed 2013-08-09
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 8, 2013 was 3,394,707.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)

Current assets

Cash and cash equivalents	$771	$1,102
Treasury bills	5,424	5,248
Available-for-sale securities	2,705	3,677
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	754	602
Inventories	1,322	1,330
Other current assets	110	75

Total current assets	11,086	12,034

Property and equipment, net	1,262	1,304

Total assets	$12,348	$13,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$90	$94
Accrued expenses	265	227
Accrued income tax	64	313

Total current liabilities	419	634

Deferred income tax liability	1,110	1,455

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,393,736 and 3,391,912 shares, respectively	339	339
Additional paid-in capital	1,581	1,575
Retained earnings	7,277	7,113
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	1,622	2,222

Total stockholders’ equity	10,819	11,249

Total liabilities and stockholders’ equity	$12,348	$13,338

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$1,571	$1,795	$3,105	$3,437
Cost of goods sold	673	787	1,315	1,493

Gross profit	898	1,008	1,790	1,944

Operating expenses:
Selling and marketing	390	383	785	793
General and administrative	284	248	582	525
Research and development	112	101	230	228

Total operating expenses	786	732	1,597	1,546

Operating income	112	276	193	398

Non-operating income:
Gain on sale of available-for-sale securities	298	0	401	0
Interest income	0	3	2	4
Other income	5	3	8	6

Total non-operating income	303	6	411	10

Income before income taxes	415	282	604	408

Income taxes	145	99	168	147

Net income	$270	$183	$436	$261

Other comprehensive income (loss):
Change in unrealized value of available-for-sale securities, net of income tax	$33	$(508)	$(199)	$(115)
Reclassification of gains included in net income	(298)	0	(401)	0
Net change in other comprehensive loss	(265)	(508)	(600)	(115)

Total comprehensive income (loss)	$5	$(325)	$(164)	$146

Net income per share data:

Basic
Net income per share	$0.07	$0.05	$0.12	$0.07
Weighted average shares	3,393,736	3,390,785	3,393,696	3,390,752

Diluted
Net income per share	$0.07	$0.05	$0.12	$0.07
Weighted average shares	3,415,716	3,407,765	3,415,676	3,407,732

Dividends paid per share	$.04	$.04	$.08	$.08

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from (used in) operating activities

Net income	$436	$261

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	54	32
Gain on sales of available-for-sale securities	(401)	0
Deferred income taxes	23	(1)
Interest accrued on investments	(1)	0
Change in allowance for doubtful accounts	(2)	(1)
Change in:
Trade receivables	(150)	(62)
Inventories	8	7
Other current assets	(35)	17
Accounts payable	(4)	79
Accrued expenses	38	76
Accrued income taxes	(249)	58

Net cash from (used in) operating activities	(283)	466

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	405	0
Purchase of treasury bills	(5,426)	0
Proceeds from the maturity of treasury bills	5,251	0
Purchase of property and equipment	(12)	(42)

Net cash from (used in) investing activities	218	(42)

Cash flows from (used in) financing activities

Proceeds from issuance of stock	6	4
Dividends paid	(272)	(270)

Net cash used in financing activities	(266)	(266)

Net increase (decrease) in cash and cash equivalents	(331)	158

Cash and cash equivalents, beginning	1,102	5,476
Cash and cash equivalents, ending	$771	$5,634

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized loss on available-for-sale securities	$(600)	$(115)

Supplemental cash flow information
Cash paid for income taxes	$394	$109

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013
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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2013 and for the three and six month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses and companies, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, invests in other businesses or companies, the Company does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 241,336 shares of Rudolph Technologies, Inc. which is accounted for using the available-for-sale method. See Note 4 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

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

Available for Sale Securities

ESI Investment Company’s portfolio consists of equity securities, primarily common stocks and government debt securities. The estimated fair value of publicly traded equity securities is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized. There were no temporary impairments in the six months ended June 30, 2013 and 2012.

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

The carrying value of cash and cash equivalents, treasury bills, commercial paper, money market funds, investments, trade receivables, accounts payable, and other working capital items approximate fair value at June 30, 2013 and December 31, 2012 due to the short maturity nature of these items.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, inventory, and investments. It is at least reasonably possible that these estimates may change in the near term.

Note 2. Stock-Based Compensation

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At June 30, 2013, the Company had two stock-based employee compensation plans.

At the Annual Meeting on April 24, 2013, shareholders approved the adoption of the 2013 Equity Incentive Plan.

During the six-month periods ended June 30, 2013 and 2012, there were no stock options granted or exercised.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2013
Money Market	$409,000	$0	$0	$409,000
Commercial Paper	101,000	0	0	101,000
Treasury Bills	5,426,000	0	(2,000)	5,424,000
Equity Securities	88,000	2,671,000	(54,000)	2,705,000
	6,024,000	2,671,000	(56,000)	8,639,000
Less Cash and Cash Equivalents	510,000	0	0	510,000
Total Investments, June 30, 2013	$5,514,000	$2,671,000	$(56,000)	$8,129,000

December 31, 2012
Money Market	$804,000	$0	$0	$804,000
Commercial Paper	200,000	0	0	200,000
Treasury Bills	5,249,000	0	(1,000)	5,248,000
Equity Securities	92,000	3,639,000	(54,000)	3,677,000
	6,345,000	3,639,000	(55,000)	9,929,000
Less Cash and Cash Equivalents	1,004,000	0	0	1,004,000
Total Investments, December 31, 2012	$5,341,000	$3,639,000	$(55,000)	$8,925,000

At June 30, 2013 and December 31, 2012, the Company’s significant investment in equity securities was 241,336 and 273,267 shares, respectively, of Rudolph Technologies, Inc. (“Rudolph”), which is accounted for under the available-for-sale method. As of June 30, 2013 and December 31, 2012, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,703,000 and $3,673,000, respectively, with an approximate cost of $32,000 and $36,000, respectively. During the three and six-month periods ended June 30, 2013, the Company sold 24,431 and 31,931 shares, respectively, of Rudolph stock and reported a gain of $297,000 and $400,000, respectively, in non-operating income.

Note 5. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet June 30, 2013

		Fair Value June 30, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market	$409,000	$409,000	$409,000	$0	$0
Commercial Paper	101,000	101,000	101,000	0	0
Treasury Bills	5,424,000	5,424,000	5,424,000	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	2,705,000	2,705, 000	2,705,000	0	0

	Carrying amount in condensed consolidated Balance Sheet December 31, 2012

		Fair Value December 31, 2012	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market	$804,000	$804,000	$804,000	$0	$0
Commercial Paper	200,000	200,000	200,000	0	0
Treasury Bills	5,248,000	5,248,000	5,248,000	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	3,677,000	3,677,000	3,677,000	0	0

The fair value of the money market funds, commercial paper and treasury bills is based on quoted market prices in an active market. Available-for-sale securities include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2013	December 31, 2012
Raw Materials	$816,000	$835,000
Work In Process	266,000	283,000
Finished Goods	240,000	212,000
Total Inventories	$1,322,000	$1,330,000

Note 7. Auto Data, Inc.

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells over the next five years (four percent while ADI continues to occupy the Company’s building). As of June 30, 2013 and December 31, 2012, ADI owed the Company approximately $8,000 and $0, respectively, under the earn-out. The amount is included in other current assets on the consolidated balance sheet. For the three-month periods ended June 30, 2013 and 2012, the Company recognized approximately $5,000 and $3,000, respectively, as other income from ADI under the earn-out agreement. For the six-month periods ended June 30, 2013 and 2012, the Company recognized approximately $8,000 and $6,000, respectively, as other income from ADI under the earn-out agreement.

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

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
External sales
Production monitoring	$1,571	$1,795	$3,105	$3,437
Total	$1,571	$1,795	$3,105	$3,437

Net income before taxes
Production monitoring	$117	$281	$201	$406
Investments	298	1	403	2
Total	$415	$282	$604	$408

Note 9. Subsequent Events

Subsequent to the end of the quarter, the Company sold 10,000 shares of Rudolph Technology stock for proceeds of approximately $131,000, resulting in a gain on the sale of approximately $129,000.

On July 23, 2013, the Board of Directors (the “Board”) accepted the resignation of Brad Slye as President, CEO, and CFO. Mr. Slye will continue with the company as Product Development and Integration Manager. The Board appointed David Klenk, an existing board member, as the new President, CEO, and CFO. At the same time, the Board granted Mr. Klenk a ten-year option to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.21 per share. The options were fully vested and immediately exercisable as of the grant date.

On July 23, 2013, the Board appointed Scott Gabbard to the Board and as the audit committee chair. Mr. Gabbard will be compensated pursuant to the Company’s existing director compensation plan.

Also, on July 23, 2013, the Board temporarily suspended the quarterly dividend. The Board is acutely focused on maximizing shareholder value and is suspending the dividend to best position the Company for renewed growth.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2013 decreased $224,000, or 12.5%, when compared to the same period in 2012. Net sales for the six-month period ended June 30, 2013 decreased $332,000, or 9.7%, when compared to the same period in 2012. The decrease in net sales for both periods was mainly in the agricultural storage and processing sector of our business. The first half of 2012 was very strong in this sector due to anticipation of record crop production, which did not materialize due to the severe drought last summer, and this impacted our comparative net sales during the first half of 2013. We believe business in this sector is beginning to strengthen as higher crop production is anticipated this year.

Cost of Goods Sold

Our cost of goods sold decreased $114,000, or 14.5%, for the three months ended June 30, 2013 compared to the same period in 2012. For the six-month period ended June 30, 2013, our cost of goods sold decreased $178,000, or 11.9%, compared to the same period in 2012. The decrease in both periods was primarily a direct result of decreased sales. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost effective manner.

Gross Margin

Gross margin for the three-month period ended June 30, 2013 was 57.2% versus 56.2% for the same period in 2012. For the six-month periods ended June 30, 2013 and 2012, gross margins were 57.6% and 56.6%, respectively. The increase in gross margin for both periods was due to a change in the mix of products sold, with a relative increase in the sale of higher margin products, and the increase for the six-month period in 2013 was favorably impacted by a price increase that went into effect in January 2013.

Operating Expenses

Total operating expenses increased $54,000, or 7.4%, for the three months ended June 30, 2013 when compared to the same period in 2012. Total operating expenses increased $51,000, or 3.3%, for the six months ended June 30, 2013 when compared to the same period in 2012.

Selling and marketing costs increased $7,000, or 1.8%, for the three months ended June 30, 2013 when compared to the same period in 2012. For the six months ended June 30, 2013, selling and marketing costs decreased $8,000, or 1.0%, when compared to the same period in 2012. For the three months ended June 30, 2013, the increase was due to higher wages and salaries due to additional sales personnel and increased travel expenses due to additional international sales trips, offset by a decrease in outside sales representative commissions (due to decreased sales), and a change in the mix of print advertising, on-line advertising, and tradeshows. For the six months ended June 30, 2013, the decrease was due to a decrease in outside sales representative commissions (due to decreased sales), and a change in the mix of print advertising, on-line advertising, and tradeshows, offset by an increase in wages and salaries due to the hiring of an additional sales person.

General and administrative costs increased $36,000, or 14.5%, for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, general and administrative costs increased $57,000, or 10.9%, when compared to the same period in 2012. For the three months ended June 30, 2013, the increase was due to an increase in depreciation expense on the upgrade of the enterprise software and related hardware, legal and professional fees related to board changes. For the six months ended June 30, 2013, the increase was due to an increase in depreciation expense on the upgrade of the enterprise software and related hardware, legal and professional fees (related to board changes and our domain name), and computer software and supplies (due to modifications to our enterprise software). The increase was offset by a decrease in our bad debts expense due to the write off of accounts in 2012, which did not occur in 2013.

Research and development costs increased $11,000, or 10.9%, for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, research and development costs increased $2,000, or 0.9%, when compared to the same period in 2012. For the three months ended June 30, 2013, the increase was due to an increase in salaries and wages and lab testing fees for product testing and approval for hazardous locations. For the six months ended June 30, 2013, the increase resulted from an increase in prototypes and lab materials due to the development of new products, offset by decreases in lab testing for product testing and approval for hazardous locations.

Non-Operating Income

Non-operating income increased by $297,000, or 4,950.0%, for the three-month period ended June 30, 2013 compared to the same period for 2012. For the six months ended June 30, 2013, non-operating income increased $401,000, or 4,010.0%, when compared to the same period in 2012. During the three and six months ended June 30, 2013, we sold 24,431 and 31,931 shares, respectively, of Rudolph Technology stock and recognized a gain of $297,000 and $400,000, respectively, on the sales. There were no sales of investments during the three and six months ended June 30, 2012.

Other income from the earn-out on the sale of the AutoData Systems Division increased $2,000, or 66.7%, for the three months ended June 30, 2013 when compared to the same period in 2012. Other income from the sale of the AutoData Systems Division increased $2,000, or 33.3%, for the six months ended June 30, 2013 when compared to the same period in 2012. This increase was due to an increase in the software, hardware, and maintenance contracts that Auto Data, Inc. sold during the periods.

Interest income decreased $3,000, or 100.0%, when comparing the three months ended June 30, 2013 to the same period in 2012. For the six months ended June 30, 2013, interest income decreased $2,000, or 50.0% when compared to the same period in 2012. These decreases were due to the interest recognized on Treasury Bills owned in 2013.

Income Before Income Taxes

Income before income taxes was $415,000 for the three months ended June 30, 2013, representing an increase of $133,000, or 47.2%, when compared to the same period in 2012. Income before income taxes was $604,000 for the six months ended June 30, 2013, representing an increase of $196,000, or 48.0%, when compared to the same period in 2012.

The Production Monitoring Division had income before income taxes of $117,000 for the three months ended June 30, 2013 compared to $281,000 for the same period in 2012, a decrease of $164,000, or 58.6%. For the six months ended June 30, 2013, the Production Monitoring Division had income before income taxes of $201,000 compared to $406,000 for the same period in 2012, a decrease of $205,000, or 50.5%. These decreases in income before income taxes were mainly due to decreased sales.

ESI Investment Company had income before taxes of $298,000 for the three-month period ended June 30, 2013 compared to $1,000 for the same period in 2012 an increase of $297,000, or 29,700.0%. ESI Investment Company had income before taxes of $403,000 for the six-month period ended June 30, 2013 compared to $2,000 for the same period in 2012, an increase of $401,000, or 20,050.0%. These increases were a result of the gain on sales of available-for-sale securities in 2013 compared to 2012 (see “Non-Operating Income”).

The net decrease in the unrealized value of available-for-sale securities was $265,000 and $600,000 for the three and six months, respectively, ended June 30, 2013. The net decrease is due to the sale of Rudolph Technology stock which resulted in a $297,000 and $400,000 gain on the sale and the decrease in Rudolph Technology stock during the three and six months, respectively, ended June 30, 2013. ESI Investment Company has approximately $2,671,000 in unrealized gain on the Rudolph Technologies, Inc. investment that is reported in Other Comprehensive Income (see Note 4 “Investments” in the notes to the accompanying condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $771,000 at June 30, 2013, and $1,102,000 at December 31, 2012. The decrease was mainly from investing activities. As of June 30, 2013 and December 31, 2012, we owned $5,424,000 and $5,248,000, respectively, in Treasury Bills with a maturity of more than three months from the date of purchase. We did not own any Treasury Bills as of June 30, 2012.

Cash used in operating activity was $283,000 for the six months ended June 30, 2013, compared to cash from operating activities of $466,000 for the six months ended June 30, 2012. Cash used in operating activities increased $749,000 for the six months ended June 30, 2013 when compared to the same period in 2012 mainly due to the net change in accrued income taxes and gain on sale of available-for-sale securities. The net change in income taxes was due to a decrease in the payable balance of $249,000 at June 30, 2013 when compared to the prior year and an increase in the payable of $58,000 at June 30, 2012 when compared to the prior year. The primary reason for the decrease is due to the payment in 2013 of the taxes owed for the year ended December 31, 2012. The gain on the sale of available-for-sale securities was $401,000 for the six months ended June 30, 2013 and there were no sales of available-for-sale securities in 2012.

Cash from investing activities was $218,000 for the six months ended June 30, 2013 and cash used in investing activities was $42,000 for the six months ended June 30, 2012. The significant increase in cash from investing activities was the proceeds of $405,000 on the sale of available-for-sales securities during the six months ended June 30, 2013. There were no such sales during the six months ended June 30, 2012. In addition, we purchased $12,000 and $42,000 of property and equipment for the six months ended June 30, 2013 and 2012, respectively. On July 23, 2013, the Board temporarily suspended the quarterly dividend. The Board is acutely focused on maximizing shareholder value and is suspending the dividend to best position the Company for renewed growth.

Cash used in financing activities was $266,000 for each of the six months ended June 30, 2013 and 2012. During the six-month periods ended June 30, 2013 and 2012, we paid aggregate dividends of $272,000 and $270,000, respectively. During the six-month periods ended June 30, 2013 and 2012, we had $6,000 and $4,000, respectively, in stock purchases under the Employee Stock Purchase Plan for each year.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 241,336 shares of Rudolph Technologies, Inc., listed on the Nasdaq stock market, accounted for using the available-for-sale method. The investment is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of June 30, 2013, the Company had no off-balance sheet arrangements or transactions.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts or our efforts to accelerate growth; our belief that the agricultural storage and processing sector is beginning to strengthen; our efforts to maintain or reduce production costs; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

August 9, 2013	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2013

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and (iv) Notes to Condensed Consolidated Financial Statements.