Form 10-Q
period 2013-09-30
ELECTRO SENSORS INC
filed 2013-11-12
CIK 351789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-9587

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 11, 2013 was 3,394,707.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)

Current assets

Cash and cash equivalents	$1,116	$1,102
Treasury bills	5,427	5,248
Available-for-sale securities	2,640	3,677
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	730	602
Inventories	1,260	1,330
Other current assets	158	75

Total current assets	11,331	12,034

Property and equipment, net	1,240	1,304

Total assets	$12,571	$13,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$96	$94
Accrued expenses	374	227
Accrued income tax	24	313

Total current liabilities	494	634

Deferred income tax liability	1,042	1,455

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,394,707 and 3,391,912 shares, respectively	339	339
Additional paid-in capital	1,732	1,575
Retained earnings	7,381	7,113
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	1,583	2,222

Total stockholders’ equity	11,035	11,249

Total liabilities and stockholders’ equity	$12,571	$13,338

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$1,708	$1,567	$4,813	$5,004
Cost of goods sold	727	696	2,042	2,189

Gross profit	981	871	2,771	2,815

Operating expenses:
Selling and marketing	378	305	1,163	1,098
General and administrative	444	244	1,026	769
Research and development	144	105	374	333

Total operating expenses	966	654	2,563	2,200

Operating income	15	217	208	615

Non-operating income:
Gain on sale of available-for-sale securities	129	0	530	0
Interest income	3	1	5	5
Other income	3	3	11	9

Total non-operating income	135	4	546	14

Income before income taxes	150	221	754	629

Income taxes	46	77	214	224

Net income	$104	$144	$540	$405

Other comprehensive income (loss):
Change in unrealized value of available-for-sale securities, net of income tax	$41	$378	$(310)	$263
Reclassification of gains included in net income, net of income tax	(80)	0	(329)	0
Net change in other comprehensive income (loss)	(39)	378	(639)	263

Total comprehensive income (loss)	$65	$522	$(99)	$668

Net Income per share Data:

Basic
Net income per share	$0.03	$0.04	$0.15	$0.11
Weighted average shares	3,394,696	3,391,900	3,394,033	3,391,126

Diluted
Net income per share	$0.02	$0.04	$0.15	$0.11
Weighted average shares	3,511,784	3,417,032	3,448,064	3,410,843

Dividends paid per share	$.00	$.04	$.08	$.12

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from (used in) operating activities

Net income	$540	$405

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	82	48
Gain on sale of available-for-sale securities	(530)	0
Deferred income taxes	(21)	2
Interest accrued on investments	(4)	0
Stock compensation expense	149	6
Change in allowance for doubtful accounts	(2)	(1)
Change in:
Trade receivables	(126)	61
Inventories	70	(154)
Other current assets	(83)	(12)
Accounts payable	2	96
Accrued expenses	147	145
Accrued income taxes	(289)	85

Net cash from (used in) operating activities	(65)	681

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	536	0
Purchases of treasury bills	(5,426)	0
Proceeds from the maturity of treasury bills	5,251	0
Purchase of property and equipment	(18)	(50)

Net cash from (used in) investing activities	343	(50)

Cash flows from (used in) financing activities

Proceeds from issuances of common stock	8	8
Dividends paid	(272)	(407)

Net cash used in financing activities	(264)	(399)

Net increase in cash and cash equivalents	14	232

Cash and cash equivalents, beginning	1,102	5,476
Cash and cash equivalents, ending	$1,116	$5,708

Supplemental schedule of non-cash investing and financing activities
Net change in unrealized gain (loss) on available-for-sale securities	$(639)	$263

Supplemental cash flow information
Cash paid for income taxes	$524	$158

See accompanying notes to unaudited condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2013
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

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2013 and for the three and nine month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

The Company recorded an out-of-period adjustment during the quarter ended September 30, 2013 to reflect the correction of an immaterial error related to outside sales commission expense of $25,000 that was not recorded during the first two quarters of 2013.

Nature of Business

The accompanying condensed consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company”.

Electro-Sensors, Inc. manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Company utilizes leading-edge technology to continuously improve its products and make them easier to use with the ultimate goal of manufacturing the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers and processors who use the products to monitor process machinery operations. The Company markets its products to a number of different industries located throughout the United States, Asia, Central America, Canada, and Europe.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses, primarily when the Company believes that such investments will facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, invests in other businesses, the Company does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 231,336 shares of Rudolph Technologies, Inc. (“Rudolph”) which is accounted for using the available-for-sale method. See Note 4 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Revenue Recognition

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been shipped or services performed, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Occasionally, the Company may offer discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranties, customers have refund rights. The Company’s standard products are used in a wide variety of industries, returns are minimal and insignificant to the consolidated financial statements and are generally recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped or services performed.

Available-for-Sale Securities

ESI Investment Company’s portfolio consists primarily of common stocks and government debt securities. The estimated fair value of publicly traded equity securities is based on reported market prices, and therefore subject to the inherent risk of market fluctuations. Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of such classification at each balance sheet date.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized. There were no other-than-temporary impairments in the nine months ended September 30, 2013 and 2012.

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

The carrying value of cash and cash equivalents, treasury bills, commercial paper, money market funds, investments, trade receivables, accounts payable, and other working capital items approximate fair value at September 30, 2013 and December 31, 2012 due to the short maturity nature of these items.

Stock Based Compensation

The Company uses the straight-line method to recognize compensation expense based on the fair value on the date of grant over the requisite service period related to each award. The fair value of stock options is estimated using the Black-Sholes-Merton (“BSM”) option pricing model, which incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield, and expected life of options.

Income Taxes

Deferred income taxes are presented as assets or liabilities based on timing differences between financial reporting and tax reporting methods. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. No valuation allowance was deemed necessary at September 30, 2013 and December 31, 2012.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, inventories, investments, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Note 2. Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. At September 30, 2013, the Company had two stock-based employee compensation plans.

During the third quarter of 2013, the Company granted to its Chief Executive Officer and three of its outside directors options to each purchase 50,000 shares of common stock and granted options to purchase 25,000 shares of common stock to the fourth outside director. The options to the Chief Executive Officer were granted at fair market value and vested immediately. The options granted to outside directors were priced above fair market value and vested 20% on the grant date, with an additional 20% vesting on the first four anniversaries of the grant date. All of the stock option grants expire ten years from the date of the grant. The Company recognized compensation expense of approximately $149,000 during the three months ended September 30, 2013 related to these grants.

On July 18, 2012, the Company granted each of its four outside directors options to purchase 2,500 shares of common stock, recognizing compensation expense of approximately $6,000 based on the grant date fair value. There were no stock options exercised during the nine months ended September 30, 2013 and 2012.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows:

	Nine Months Ended September 30
	2013	2012
Dividend Yield	0.00%	0.00%
Expected Volatility	44.27-45.00%	22.98%
Risk Free Interest Rate	1.33-1.92%	2.21%
Expected Life	5.5-6 Years	5 Years

A summary of the Company’s stock option plan as of September 30, 2013 and changes during the nine months then ended is listed below:

	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 2013	21,980	$4.16
Granted	225,000	$4.57
Exercised	0
Canceled/forfeited/expired	0
Balance at September 30, 2013	246,980	$4.54
Vested and exercisable as of September 30, 2013	106,980	$4.35

As of September 30, 2013, there was approximately $218,000 of unrecognized compensation expense. The Company expects to recognize this expense over the next four years. There was no intrinsic value in the options outstanding or exercisable as of September 30, 2013 as the prices were greater than the current fair market value as of that date.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2013
Money Market	$540,000	$0	$0	$540,000
Commercial Paper	101,000	0	0	101,000
Treasury Bills	5,426,000	1,000	0	5,427,000
Equity Securities	86,000	2,608,000	(54,000)	2,640,000
	6,153,000	2,609,000	(54,000)	8,708,000
Less Cash and Cash Equivalents	641,000	0	0	641,000
Total Investments, September 30, 2013	$5,512,000	$2,609,000	$(54,000)	$8,067,000

December 31, 2012
Money Market	$804,000	$0	$0	$804,000
Commercial Paper	200,000	0	0	200,000
Treasury Bills	5,249,000	0	(1,000)	5,248,000
Equity Securities	92,000	3,639,000	(54,000)	3,677,000
	6,345,000	3,639,000	(55,000)	9,929,000
Less Cash and Cash Equivalents	1,004,000	0	0	1,004,000
Total Investments, December 31, 2012	$5,341,000	$3,639,000	$(55,000)	$8,925,000

At September 30, 2013 and December 31, 2012, the Company’s most significant investment in equity securities was 231,336 and 273,267 shares, respectively, of Rudolph which is accounted for under the available-for-sale method. As of September 30, 2013 and December 31, 2012, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Market was approximately $2,637,000 and $3,673,000, respectively, with an approximate cost of $30,000 and $36,000, respectively. During the three and nine-month periods ended September 30, 2013, the Company sold 10,000 and 41,931 shares, respectively, of Rudolph stock and reported a gain of $129,000 and $529,000, respectively, in non-operating income.

Note 5. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet September 30, 2013

		Fair Value September 30, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$540,000	$540,000	$540,000	$0	$0
Commercial paper	101,000	101,000	101,000	0	0
Treasury bills	5,427,000	5,427,000	5,427,000	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	2,640,000	2,640,000	2,640,000	0	0

	Carrying amount in condensed consolidated balance sheet December 31, 2012

		Fair Value December 31, 2012	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$804,000	$804,000	$804,000	$0	$0
Commercial paper	200,000	200,000	200,000	0	0
Treasury bills	5,248,000	5,248,000	5,248,000	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	3,677,000	3,677,000	3,677,000	0	0

The fair value of the money market funds, commercial paper, and treasury bills is based on quoted market prices in an active market. Available-for-sale securities include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30,	December 31,
	2013	2012
Raw Materials	$764,000	$835,000
Work In Process	277,000	283,000
Finished Goods	219,000	212,000
Total Inventories	$1,260,000	$1,330,000

Note 7. Auto Data, Inc.

On September 16, 2011, the Company sold its entire interest in its AutoData Systems Division to Auto Data Inc. (ADI). The purchase price will be paid as an earn-out based on three percent of the software, hardware, and maintenance contracts that ADI sells during the five years following the date of sale (four percent while ADI continues to occupy space in the Company’s building). As of September 30, 2013 and December 31, 2012, ADI owed the Company approximately $11,000 and none, respectively, under the earn-out agreement. The amount is included in other current assets on the consolidated balance sheet. For the three-month periods ended September 30, 2013 and 2012, the Company recognized approximately $3,000 and $2,000, respectively, as other income from ADI under the earn-out agreement. For the nine-month periods ended September 30, 2013 and 2012, the Company recognized approximately $11,000 and $9,000, respectively, as other income from ADI under the earn-out agreement.

Note 8. Segment Information

The Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring segment manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
External sales
Production monitoring	$1,708	$1,567	$4,813	$5,004
Total	$1,708	$1,567	$4,813	$5,004

Net Income before taxes
Production monitoring	$18	$220	$220	$626
Investments	132	1	534	3
Total	$150	$221	$754	$629

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. One new estimate since those discussed in our Annual Report is the estimate of the value of stock-based compensation expense. We estimate the expected life and forfeiture rates of stock options granted when calculating the value of options using the Black-Sholes-Merton model. The actual life and forfeiture rate could be different from what we estimated.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2013 increased $141,000, or 9.0%, when compared to the same period in 2012. The increase for the three-month period has been broad based across our agriculture customers and driven by both an increase in the number of orders processed as well as an increase in the number of larger orders being received. Net sales for the nine-month period ended September 30, 2013 decreased $191,000, or 3.8%, when compared to the same period in 2012. Although sales have decreased in the first nine months of 2013 compared to the same period in 2012, we are encouraged with our third quarter 2013 performance and recent agricultural industry data showing strong forecasts for the 2013 harvest.

Gross Profit

Gross margin for the three-month period ended September 30, 2013 was 57.4% versus 55.6% for the same period in 2012. For the nine-month periods ended September 30, 2013 and 2012, gross margins were 57.6% and 56.3%, respectively. The increase in gross margin, for both periods, was primarily due to a change in the mix of products sold, with a relative increase in the sale of higher margin products, and a price increase that went into effect in January 2013.

Operating Expenses

Total operating expenses increased $312,000, or 47.7%, for the three months ended September 30, 2013 when compared to the same period in 2012. For the nine months ended September 30, 2013 when compared to the same period of 2012, operating expenses increased $363,000, or 16.5%.

Selling and marketing costs increased $73,000, or 23.9%, for the three months ended September 30, 2013 when compared to the same period in 2012. For the nine months ended September 30, 2013, selling and marketing costs increased $65,000, or 5.9%, when compared to the same period in 2012. The increase for the three months ended September 30, 2013 was due to an increase in wages and benefits due to additional sales personnel and higher commission expense to outside sales representatives (due to increased sales and an immaterial error related to prior quarters). For the nine months ended September 30, 2013, the increase was due to higher wages and benefits due to additional sales personnel, partially offset by decreases in marketing expenses.

General and administrative costs increased $200,000, or 82.0%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, general and administrative costs increased $257,000, or 33.4%, when compared to the same period in 2012. For the three months ended September 30, 2013, the increase in general and administrative expenses was primarily due to higher stock compensation expense on stock option grants, and wages, bonuses, and benefits due to changes in management. For the nine months ended September 30, 2013, the increase in general and administrative expenses was primarily due to stock compensation expense on stock option grants, depreciation expense related to the upgrade of the enterprise software and related hardware, legal and professional fees (related to board changes, stock option grants, and our domain name), and computer maintenance and supplies. The increase was offset by a decrease in bad debts expense due to the write off of accounts in 2012 which did not occur in 2013. Stock based compensation for the three and nine-month periods ended September 30, 2013 was approximately $149,000 compared to approximately $6,000 for the same periods in 2012.

Research and development costs for the three months ended September 30, 2013 increased $39,000, or 37.1%, compared to the same period in 2012. For the nine months ended September 30, 2013, research and development costs increased $41,000, or 12.3%, when compared to the same period in 2012. For the three months ended September 30, 2013, the increase was due to an increase in wages and benefits due to changes in management responsibilities. For the nine months ended September 30, 2013, the increase resulted from an increase in wages and benefits due to changes in management, partially offset by a decrease in lab testing for product approval for hazardous location.

Non-Operating Income

Non-operating income increased by $131,000, or 3275.0%, for the three-month period ended September 30, 2013 compared to the same period for 2012. For the nine months ended September 30, 2013, non-operating income increased $532,000, or 3800.0%, when compared to the same period in 2012. During the three and nine months ended September 30, 2013, we sold 10,000 and 41,931 shares, respectively, of Rudolph stock and recognized gains of $129,000 and $529,000, respectively, on the sales. We sold no investments during the three and nine months ended September 30, 2012.

Other income from the earn-out agreement on the sale of the AutoData Systems Division increased $1,000, or 50%, for the three months ended September 30, 2013 when compared to the same period in 2012. Other income from the earn-out agreement on the sale of the AutoData Systems Division increased $2,000, or 22.2%, for the nine months ended September 30, 2013 when compared to the same period in 2012. The increase for both periods was due to an increase in the software, hardware, and maintenance contracts that ADI sold during the period.

Interest income increased $2,000, or 200.0%, when comparing the three months ended September 30, 2013 to the same period in 2012. Interest income was flat when comparing the nine months ended September 30, 2013 to the same period in 2012. The increase was due to the interest recognized on Treasury Bills owned in 2013.

Income Before Income Taxes

Income before income taxes was $150,000 for the three months ended September 30, 2013, representing a decrease of $71,000, or 32.1%, when compared to the same period in 2012. Income before income taxes was $754,000 for the nine months ended September 30, 2013, representing an increase of $125,000, or 19.9%, when compared to the same period in 2012. The decrease for the three months ended September 30, 2013 was due to higher operating expenses. The increase for the nine months ended September 30, 2013 was mainly due to the gain on sale of investments (see Non-Operating Income).

The Production Monitoring Division had income before income taxes of $18,000 for the three months ended September 30, 2013 compared to $220,000 for the same period in 2012, a decrease of $202,000, or 91.8%. For the nine months ended September 30, 2013, the Production Monitoring Division had income before income taxes of $220,000 compared to $626,000 for the same period in 2012, a decrease of $406,000, or 64.9%. The decrease in income before income taxes for the three and nine months ended September 30, 2013 was mainly due to the increase in operating expenses. The main increase in operating expenses, for both periods in 2013, was an increase in stock based compensation. During 2013, the Company had approximately $149,000 in stock based compensation compared to $6,000 in 2012.

ESI Investment Company had income before income taxes of $132,000 for the three-month period ended September 30, 2013 compared to $1,000 for the same period in 2012, an increase of $131,000. ESI Investment Company had income before income taxes of $534,000 for the nine-month period ended September 30, 2013 compared to income before income taxes of $3,000 for the same period in 2012, an increase of $531,000. These increases were a result of the gain on sales of available-for-sale securities in 2013 compared to 2012 (see “Non-Operating Income”).

The net decrease in the unrealized value of available-for-sale securities was $39,000 and $639,000 for the three and nine months, respectively, ended September 30, 2013. The net decrease is due to the sale of Rudolph stock which resulted in a $129,000 and $529,000 gain on the sale during the three and nine months ended September 30, 2013, respectively. ESI Investment Company has approximately $2,607,000 in unrealized gain on the Rudolph investment that is reported in Other Comprehensive Income (see Note 4 “Investments” in the notes to the accompanying condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,116,000 at September 30, 2013 and $1,102,000 at December 31, 2012.

Cash used in operating activities was $65,000 for the nine months ended September 30, 2013, compared to cash generated from operating activities of $681,000 for the nine months ended September 30, 2012. Cash used in operating activities increased $746,000 for the nine months ended September 30, 2013 when compared to the same period in 2012 mainly due to the net change in trade receivables and accrued income taxes, partially offset by the net change in inventories. The net change in trade receivables was due to an increase in the receivable balance of $126,000 at September 30, 2013 when compared to the prior year and a decrease in the receivable balance of $61,000 at September 30, 2012 when compared to the prior year. The net change in income taxes was due to a decrease in the payable balance of $289,000 at September 30, 2013 when compared to the prior year and an increase in the payable of $85,000 at September 30, 2012 when compared to the prior year. The primary reason for the decrease is due to the payment in 2013 of the taxes owed for the year ended December 31, 2012. Those changes are offset by the net change in inventories which is due to a decrease in the inventory balance of $70,000 at September 30, 2013 when compared to the prior year and an increase in the inventory balance of $154,000 at September 30, 2012 when compared to the prior year.

Cash from investing activities was $343,000 compared to cash used in investing activities of $50,000 for the nine months ended September 30, 2013 and 2012, respectively. The significant increase in cash from investing activities was the proceeds of $536,000 on the sale of available-for-sales securities during the nine months ended September 30, 2013. There were no such sales during the nine months ended September 30, 2012. In addition, we purchased $18,000 and $50,000 of property and equipment for the nine months ended September 30, 2013 and 2012, respectively.

Cash used in financing activities was $264,000 and $399,000 for the nine months ended September 30, 2013 and 2012, respectively. During the nine-month periods ended September 30, 2013 and 2012, the Company paid aggregate dividends of $272,000 and $407,000, respectively. On July 23, 2013, the Board temporarily suspended the quarterly dividend. During the nine-month periods ended September 30, 2013 and 2012, the Company had $8,000, in each period, in stock issuances under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 231,336 shares of Rudolph, listed on the Nasdaq Stock Market, accounted for using the available-for-sale method. The investment is subject to fluctuations in market price.

Off-balance Sheet Arrangements

As of September 30, 2013, the Company had no off-balance sheet arrangements or transactions.

Business Development Activities

The Company continues to seek growth opportunities, both internally through the Company’s existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions. Although the Company is continuing to explore these external opportunities, it currently has no agreements or understandings with any third parties.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts or our efforts to accelerate growth; our business development activities; our efforts to maintain or reduce production costs; management’s intention that we not become an investment company; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a forward-looking statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

November 12, 2013	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and (iv) Notes to Condensed Consolidated Financial Statements.*