Form 10-K
period 2013-12-31
ELECTRO SENSORS INC
filed 2014-03-21
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,200,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on June 30, 2013.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 19, 2014 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2013

PART I

Item 1.	Business.

Introduction

Electro-Sensors, Inc. (“we”, “us”, “our”, the “Company” or “ESI”) is engaged in the manufacturing and distribution of industrial production monitoring and process control systems.

In addition, through our subsidiary ESI Investment Company, we periodically make strategic investments in other businesses and companies, primarily when we believe that these investments will facilitate development of technology complementary to our existing products. Although we invest in other businesses and companies through our subsidiary ESI Investment Company, we do not intend to become an investment company and intend to remain primarily an operating company. As of March 19, 2014, our primary investment is 192,157 shares of Rudolph Technologies, Inc., which is accounted for using the available-for-sale method.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, include Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2013, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation. Senstar Corporation does not have any business operations.

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

Our original products—speed monitoring systems—compare machine revolutions per minute or speed against acceptable rates as determined by a customer. The monitors generally have the same relative operating principle and use a non-contacting sensing head that translates the speed of a rotating shaft into analog readouts. The systems vary in complexity, from a simple system that detects slow-downs or stoppages, to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring the shaft speed.

The speed monitoring systems also include a line of digital products that translate sensor impulses from its production monitoring systems into digital readouts indicating production counts or rates, such as parts, gallons, or board feet. The speed monitoring systems also include alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals, computer inputs, or digital displays that are usable by the customer.

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

We have a sales agreement with Motrona GmbH (the West German manufacturer of control and interface devices), giving us rights to distribute their products in the United States. These products interface with our products on various applications.

We believe that a wide variety of organizations can achieve significant savings in both time and materials by adding production monitoring and drive control technology to existing processes to coordinate the operation of related machines. Our products are sold into both the “retro-fit” market and into new manufacturing or processing systems.

In 2008, we introduced our Electro-Sentry Hazard Monitoring System, which integrates our sensors for montioring temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring. The system enables our customers to locate which part of the material handling system is operating incorrectly, typically in less than ten seconds, by using visual diagrams on a touch screen. In 2012, we introduced the Electro-Sentry 16 hazard monitoring system and added new features to the Electro-Sentry 1 system.

In 2013, the Company added ION Frequency/Discrete-In, a product that allows users to remotely acquire shaft speed from up to 12 pulse-frequency-output shaft speed sensors, or discrete state for up to 12 switches/sensors, or any combination (up to 12) of both. This is our third ION product, completing the ION product line to support all ESI sensor products and providing the customer high-speed/accuracy signal acquisition at low cost and saved wiring costs. The Company also expanded the Series 18 shaft speed sensors to include additional housings and connection options to reach a broader range of installations. In addition, product upgrades for sensing capability and ruggedness were introduced on the Hall-effect sensors.

February 2014 Acquisition of Wireless Hazard Monitoring System

On February 18, 2014, the Company purchased the Insta-Link wireless hazard technology monitoring system and product family, together with related technology and intellectual property rights, from Harvest Engineering Inc., a privately held Illinois-based corporation, and its affiliated parties and owners (“Harvest”). The Company will market the wireless hazard monitoring products under its new HazardPROTM product line and manufacture and service these products at its Minnetonka, Minnesota facility.

The Company agreed to pay $1,200,000 for the product line, of which $400,000 was paid at closing, and additional payments of $400,000 will be paid on each of the first and second anniversary of the closing. Harvest may earn up to an additional $550,000 of purchase price, depending upon the achievement of revenue measures during the four calendar years following the closing.

We expect to continue to expend resources in new product development and the marketing of new and existing products for use in a wide variety of monitoring applications.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors located throughout the United States, Canada, Mexico, Bolivia, Chile, Colombia, Guatemala, Peru, Great Britain, Egypt, Saudi Arabia, Australia, China, Korea, Malaysia, Philippines, Singapore, and Taiwan. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in wide variety of industries, including grain, feed, biofuels, food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

We advertise in national industrial periodicals that cover a range of industrial products and attend several local, national and international tradeshows designated for the industry throughout the year. We also use our corporate website and other related industry websites for advertising and marketing purposes.

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

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with proprietary designs. Multiple sources of these parts and materials are generally available, and we are not dependent on any single source for these supplies and materials. We have not experienced any significant problem of short supply or delays from our suppliers.

Customers

We are not dependent upon a single or a few customers for a material (10% or more) portion of our sales.

Patents, Trademarks and Licenses

The Company relies on a combination of patent, trademark, and trade secret laws to establish proprietary right in its products.

The name “Electro-Sensors” is trademark registered with the U.S. Patent and Trademark Office (USPTO”), as Reg. No. 1,142,310. We believe our trademark has been and will continue to be useful in developing and protecting market recognition for our products. We established the HazardPROTM trademark in the first quarter of 2014 and will register the trademark with the USPTO during 2014.

We hold six patents relating to our production monitoring systems. The Company believes strongly in protecting its intellectual property and has a long history of obtaining patents, when available, in connection with its research and product development programs. The Company also relies upon trade secrets and proprietary know-how.

The Company seeks to protect its trade secrets and proprietary intellectual property, including know-how, in part, through confidentiality agreements with employees, consultants, and other parties. We cannot ensure, however, that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known or independently developed by competitors.

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

Research and Development

We invest in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products. We incurred research and development expenses of $560,000 and $443,000 during 2013 and 2012, respectively. Our development projects are undertaken based upon the identified specific needs of our customer base.

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

Employees

As of March 19, 2014, we had 31 employees, of whom all are full-time. We believe that our relations with our employees are good. None of our employees are members of unions.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain our key employees, or recruit and train others, our product development, marketing and sales could be negatively impacted.

Fluctuations in Operating Results.

We have experienced fluctuations in our operating results in the past, and may experience fluctuations in the future, which may affect the market price of our Common Stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. Some of these factors are: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the market and economic disruptions. Because fluctuations can happen, we caution investors that results of our operations for preceding periods may not be indicative of how we will perform in the future. We cannot ensure that we will experience revenue or earnings growth.

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

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology.

Our business depends upon periodically introducing new and enhanced products and solutions for customer needs. Our product development requires us to commit financial resources, personnel and time, usually in advance of significant market demand for these products. In order to compete, we must anticipate both future demand and the technology available to meet that demand. We cannot ensure that our research and development efforts will lead to new products or product innovations that can be made available to or will be accepted by the market.

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

Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include:

•	our ability to successfully develop new products;

•	our ability to successfully integrate the wireless hazard technology and product line we purchased in February 2014;

•	our ability to quickly and successfully adapt to changing industry technological standards;

•	our ability to comply with existing and changing industry regulations;

•	our ability to manage cash requirements;

•	our ability to attract and retain new manufacturer’s representatives and distributors;

•	our ability to attract and retain key personnel, including senior management;

•	our ability to adapt to changing economic conditions and manage downturns in the economy in general; and

•	our ability to keep pace with competitors, some of whom are much larger and have substantially greater resources than us.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. The facility is anticipated to be adequate for our needs in 2014.

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

	Period	High	Low

2013	First Quarter	$4.62	$3.67
	Second Quarter	$4.66	$4.04
	Third Quarter	$4.83	$4.00
	Fourth Quarter	$4.59	$3.85

2012	First Quarter	$4.37	$3.59
	Second Quarter	$4.40	$3.99
	Third Quarter	$4.20	$3.29
	Fourth Quarter	$4.11	$3.61

Based on data provided by our transfer agent, management was informed that as of March 19, 2014, the number of share owner accounts of record was approximately 87. The Company is aware that there are additional shareholders in which the shares are held in the street name.

The Company paid cash dividends for a number of years, paying $272,000 in 2013 and $543,000 in 2012. In July 2013, the Company’s Board announced that it had temporarily suspended the Company’s dividend. In February 2014, the Board formally suspended the dividend to give the Company flexibility to pursue opportunities for future growth. The Board will continue to assess its capital resources and its working capital and liquidity needs, as well as strategic opportunities. The Company will consider various options for increasing shareholder value. These options may include acquisitions, partnerships, purchasing our own shares in the open market and in privately negotiated transactions, and resuming the payment of cash dividends.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 9 to our 2013 consolidated financial statements. We did not repurchase any equity securities during the years ended December 31, 2013 and 2012.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table contains selected financial information, for the periods indicated, from our consolidated statements of comprehensive income expressed as a percentages of net sales.

	Year Ended December 31,
	2013	2012
Net Sales	100.0%	100.0%
Cost of Goods Sold	42.8	44.0
Gross Profit	57.2	56.0

Operating Expenses
Selling and marketing	22.0	20.7
General and administrative	20.7	15.7
Research and development	8.6	6.8
Total Operating Expenses	51.3	43.2

Operating Income	5.9	12.8

Non-operating Income
Gain on sale of available-for-sale securities	8.1	12.2
Interest income	.1	.1
Other income	.2	.2
Total Non-operating Income	8.4	12.5

Income before Income Taxes	14.3	25.3

Income Taxes	3.5	8.6

Net Income	10.8%	16.7%

The following paragraphs discuss the Company’s performance for years ended December 31, 2013 and 2012.

Comparison of 2013 vs. 2012

Net Sales

Net sales increased $43,000 or 0.7%, to $6,541,000 in 2013 from $6,498,000 in 2012. Net sales increased steadily throughout the year reaching $3,104,000 for the six-month period ending June 30, 2013 and increasing by 10.7% to $3,438,000 in the second half of the year ending December 31, 2013. This increase was primarily driven by a 25.7% increase in system-level orders, which contain multiple pieces of monitoring equipment. We believe these larger projects were generally related to broader facility improvements, modernization programs, and capacity upgrades as companies responded to more favorable economic conditions and improved harvest yields. In addition, we experienced strong activity in the industrial and agricultural industries in the Canadian market resulting in a 32.7% year-over-year sales increase in that market.

Cost of Sales

Our cost of goods sold decreased $60,000 or 2.1%, to $2,798,000 from $2,858,000 in 2012, primarily due to a change in the mix of products, with a relative increase in the sale of higher margin products. We continue our efforts to maintain or reduce our production costs by manufacturing products in the most cost effective manner.

Gross Profit

Gross profit for 2013 was 57.2% compared to 56.0% in 2012. The slight increase in the gross margin was primarily due to both a price increase that we put into effect in January 2013, and our focus on driving down manufacturing costs.

Operating Expenses

Total operating expenses increased by $545,000, or 19.4%, to $3,354,000 in 2013 compared to $2,809,000 in 2012. This increase was due to the following:

•

Selling and marketing costs increased by $98,000, or 7.3%, to $1,442,000 in 2013 compared to $1,344,000 in 2012. The increase was due to increased wages and benefit expense related to additional sales personnel and increased travel costs related to a higher number of customer visits, partially offset by decreases in marketing expenses and bonuses.

•

General and administrative costs increased by $330,000, or 32.3%, to $1,352,000 in 2013 compared to $1,022,000 in 2012. The increase was due primarily to noncash compensation expense on stock option grants for non-employee directors and our chief executive officer; depreciation and amortization expense related to the upgrade of our enterprise software system and related hardware; legal and professional fees related to our February 2014 acquisition of Harvest Engineering; compensation resulting from the July 2013 management transition; and a new director and officer liability insurance policy. These increases were partially offset by a decrease in bad debt expense due to 2012 write offs that did not occur in 2013. Stock-based compensation for 2013 was approximately $162,000 compared to approximately $6,000 in 2012.

•

Research and development costs increased $117,000, or 26.4%, to $560,000 in 2013 compared to $443,000 in 2012. The 2013 increase resulted from higher wages and benefits due to changes in management responsibilities and lab testing fees for the certification of new products for use in hazardous locations.

Operating Income

Operating income decreased by $442,000 or 53.2%, to $389,000 in 2013 from $831,000 in 2012, due primarily to the operating expense increases discussed above.

Non-Operating Income

ESI Investment Company continues to provide us with an alternative source of earnings through investments in available-for-sale securities and other investments. We intend to remain an operations-based company. Our investments in available-for-sale securities are subject to significant positive and negative changes in value. In addition to gains from the sale of investments, we also realize interest income from short-term holdings.

Non-operating income decreased by $262,000 to $549,000 in 2013 from $811,000 in 2012, primarily as a result of fewer gains on the sale of investments. The Company recognized a gain on sale of investments of $530,000 and $794,000 in 2013 and 2012, respectively, primarily from sales of shares of Rudolph Technologies, Inc.. The Company is in the process of slowly liquidating that investment.

Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity. Dividends on marketable equity securities are recognized on the ex-dividend date.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income. Realized gains and losses are determined on the basis of the specific securities sold.

Net Income After Tax

We reported 2013 net income of $706,000 as compared to net income of $1,086,000 in 2012, a decrease of $380,000, or 35.0%. Basic and diluted earnings per share were $0.20 in 2013, compared to basic and diluted earnings per share of $0.32 and $0.31, respectively, in 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,505,000 and $1,102,000 at December 31, 2013 and 2012, respectively. The increase was mainly due to net cash from investing activities, as described below. Working capital was $11,068,000 at 2013 year end compared to $11,400,000 at 2012 year end.

Cash generated from 2013 operating activities was $127,000, compared to $732,000 generated in 2012, a decrease of $605,000. The decrease was primarily a result of a decrease in our net income adjusted for the gain on the sale of investments and noncash stock compensation expense, an increase in trade receivable, and a decrease in income tax accruals, partially offset by the change in inventories. The net change in trade receivables was primarily due to an increase of $142,000 in the balance at December 31, 2013 compared to the prior year and a decrease of $57,000 in the balance at December 31, 2012 when compared to the prior year. The increase is due to increased sales in the fourth quarter of 2013. The net change in income taxes was due to an increase in the receivable balance of $314,000 at December 31, 2013 compared to the prior year and an increase in the payable balance of $330,000 at December 31, 2012 when compared to the prior year. The increase in the net receivable was due to the timing of tax payments to meet IRS safe harbor rules. In 2013, the Company made estimated tax payments based on income. The Company made tax payments in 2012 based on the 2011 tax liability and paid the 2012 balance in March 2013. Those changes were partially offset by the $270,000 inventory decrease in the balance at December 31, 2013 compared to the prior year and an increase of $102,000 in the balance at December 31, 2012 when compared to the prior year. The decrease as of December 31, 2013 was due to increased sales in the fourth quarter of 2013.

Cash generated from 2013 investing activities was $539,000, compared to $4,571,000 of cash used in 2012 investing activities. We received $536,000 on the sale of investments during 2013 compared to $874,000 during 2012. During 2012, the Company implemented a significant increase in the purchase of Treasury Bills with maturity dates of more than three months. During 2013, the Company’s proceeds from and purchases of Treasury Bills were roughly equivalent and the Company generated 2013 net proceeds of $26,000. We purchased $23,000 and $196,000 of property and equipment in the years ended December 31, 2013 and 2012, respectively.

Cash used in financing activities was $263,000 and $535,000 for 2013 and 2012, respectively. During 2013 and 2012, we paid aggregate dividends of $272,000 and $543,000, respectively. During 2013 and 2012, we had $9,000 and $8,000, respectively, in stock purchases under our 1996 Employee Stock Purchase Plan.

We intend that our ongoing cash requirements will be primarily used for capital expenditures, potential acquisitions, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 231,336 and 273,267 shares of Rudolph Technologies, Inc. (“Rudolph”), as of December 31, 2013 and 2012, respectively, listed on the Nasdaq stock market. We account for the Rudolph investment using the available-for-sale method. The fair value of the Rudolph investment totaled $2,716,000 and $3,673,000 as of December 31, 2013 and 2012, respectively. Our Rudolph shares are subject to fluctuations in price and could have a negative effect on our liquidity. Liquid securities are periodically sold as deemed appropriate by management. The market value of the Rudolph stock as of March 18, 2014 was approximately $2,169,000.

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

Significant estimates, including the underlying assumptions, consist of the economic lives of property and equipment, realizability of accounts receivable, and valuation of deferred tax assets/liabilities, inventory, investments, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Economic lives of property and equipment
We estimate the economic useful life of property and equipment used in the business. Expected asset lives may be shortened or an impairment would be recorded based on a change in the expected use of the asset.

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

Valuation of Stock-based Compensation Expense
We estimate the expected life and forfeiture rates of stock options granted when calculating the value of options using the Black-Sholes-Merton model. The actual life and forfeiture rate could be different from what we estimated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electro-Sensors, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Electro-Sensors, Inc. and Subsidiaries (the Company) as of December 31, 2013, and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Electro-Sensors, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP Certified Public Accountants

Minneapolis, Minnesota
March 21, 2014

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31
	2013	2012
ASSETS

Current assets

Cash and cash equivalents	$1,505	$1,102
Treasury bills	5,227	5,248
Available-for-sale securities	2,718	3,677
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	746	602
Inventories	1,060	1,330
Income tax receivable	1	0
Other current assets	135	75

Total current assets	11,392	12,034

Property and equipment, net	1,217	1,304

Total assets	$12,609	$13,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$59	$94
Accrued expenses	265	227
Income tax payable	0	313

Total current liabilities	324	634

Deferred income tax liability	1,022	1,455

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,394,707 and 3,391,912 shares, respectively	339	339
Additional paid-in capital	1,746	1,575
Retained earnings	7,547	7,113
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	1,631	2,222

Total stockholders’ equity	11,263	11,249

Total liabilities and stockholders’ equity	$12,609	$13,338

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except share and per share amounts)

	Years ended December 31,
	2013	2012

Net Sales	$6,541	$6,498
Cost of Goods Sold	2,798	2,858

Gross Profit	3,743	3,640

Operating Expenses

Selling and marketing	1,442	1,344
General and administrative	1,352	1,022
Research and development	560	443

Total Operating Expenses	3,354	2,809

Operating Income	389	831

Non-operating Income

Gain on sale of available-for-sale securities	530	794
Interest income	5	4
Other income	14	13

Total Non-operating Income	549	811

Income before Income Taxes	938	1,642

Income Taxes	232	556

Net Income	706	1,086

Other Comprehensive Income:
Change in unrealized value of available-for-sale securities, net of income tax	(262)	805
Reclassification of gains included in net income, net of income tax	(329)	(492)

Net increase (decrease) in other comprehensive income	(591)	313

Total Comprehensive Income	$115	$1,399

Net Income per share data

Basic
Net income per share	$0.20	$0.32
Weighted average shares	3,394,208	3,391,332

Diluted
Net income per share	$0.20	$0.31
Weighted average shares	3,496,873	3,412,288

Dividends paid per common share	$0.08	$0.16

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)

	Common Stock Issued		Additional		Accumulated other	Total
	Shares	Amount	paid-in capital	Retained earnings	comprehensive income	Stockholders’ equity

Balance, January 1, 2012	3,389,577	$339	$1,561	$6,570	$1,909	$10,379

Unrealized gains on available-for-sale securities, net of taxes					313	313
Stock issued through the employee stock purchase plan	2,335	0	8			8
Stock compensation expense			6			6
Dividend on common stock				(543)		(543)
Net income				1,086		1,086

Balance, December 31, 2012	3,391,912	339	1,575	7,113	2,222	11,249

Unrealized loss on available-for-sale securities, net of taxes					(591)	(591)
Stock issued through the employee stock purchase plan	2,795	0	9			9
Stock compensation expense			162			162
Dividend on common stock				(272)		(272)
Net income				706		706

Balance, December 31, 2013	3,394,707	$339	$1,746	$7,547	$1,631	$11,263

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2013	2012
Cash flows from (used in) operating activities

Net Income	$706	$1,086

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	110	71
Realized gain on sale of available-for-sale securities	(530)	(794)
Interest accrued on investments	(5)	1
Allowance for doubtful accounts	(2)	1
Deferred income taxes	(71)	38
Stock compensation expense	162	6
Changes in:
Trade receivables	(142)	57
Inventories	270	(102)
Other current assets	(60)	41
Accounts payable	(35)	(16)
Accrued expenses	38	13
Accrued income taxes	(314)	330

Net cash from operating activities	127	732

Cash flows from (used in) investing activities:

Proceeds from sale of available-for-sale securities	536	874
Purchase of treasury bills	(6,425)	(5,249)
Proceeds from the maturity of treasury bills	6,451	0
Purchase of property and equipment	(23)	(196)

Net cash from (used in) investing activities	539	(4,571)

Cash flows from (used in) financing activities:

Proceeds from issuance of common stock	9	8
Dividends paid	(272)	(543)

Net cash used in financing activities	(263)	(535)

Net increase (decrease) in cash and cash equivalents	403	(4,374)

Cash and cash equivalents, beginning	1,102	5,476
Cash and cash equivalents, ending	$1,505	$1,102

Supplemental cash flow information
Cash paid during the year for income taxes	$617	$207

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company” or “ESI.”

Electro-Sensors, Inc. manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Company uses leading-edge technology to continuously improve its products and make them easier to use, with the ultimate goal of manufacturing the industry-preferred product for every market served. The Company’s products are sold through an internal sales staff, manufacturer’s representatives, and distributors in a wide variety of manufacturers, OEMs and processors to monitor process machinery operations. The Company markets its products to a number of different industries located throughout the United States, Canada, Latin America, Europe, and Asia.

In addition, through its subsidiary ESI Investment Company, the Company has in the past made strategic investments in other businesses and companies, primarily when the Company believes that these investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses or companies, ESI does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 231,336 shares of Rudolph Technologies, Inc. (“Rudolph”) which is accounted for using the available-for-sale method. See Note 2 for additional information regarding its investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the economic lives of property and equipment, realizability of accounts receivable, valuation of deferred tax assets/liabilities, inventory, investments, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may also be invested in three month Treasury Bills. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

The Company maintains its cash and cash equivalents in primarily one bank deposit account, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to any significant credit risk on cash.

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

The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected. Management uses this information to estimate the allowance.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Available-for-sale securities

The Company’s investments consist of equity securities, primarily common stocks and government debt securities. The estimated fair value of publicly traded equity securities is based on reported market prices, and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of this classification at each balance sheet date.

Since the Company does not buy and sell investments with the objective of generating profits on short-term fluctuations in market price, the investments in marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity and within accumulated other comprehensive income. Dividends on marketable equity securities are recognized as income on the ex-dividend date.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments in the years ended December 31, 2013 and 2012.

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

The carrying value of cash equivalents, treasury bills, commercial paper, money market funds, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2013 and 2012 due to the short term maturity nature of these instruments.

Inventories

Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out) or market.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Property and equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized.

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

Revenue recognition

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts to its distributors or quantity discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranty returns, customers have refund rights. Our standard products are used in a wide variety of industries; returns have historically been minimal and immaterial to the financial statements and are recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped or services performed.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $59 and $89 for the years ended December 31, 2013 and 2012, respectively.

Research and development

Expenditures for research and development are expensed as incurred. We incurred expenses of $560 and $443 during the years ended December 31, 2013 and 2012, respectively.

Depreciation

The cost of property and equipment is depreciated on the straight-line method over the estimated economic useful lives.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Depreciation expense for the years ended December 31, 2013 and 2012 was $110 and $71, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

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

Net income per common share

Basis EPS excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income.

	Income	Shares	Per share amount

2013:
Basic EPS	$706	3,394,208	$0.20
Effect of dilutive stock options		102,665
Diluted EPS	$706	3,496,873	$0.20

2012:
Basic EPS	$1,086	3,391,332	$0.32
Effect of dilutive stock options		20,956
Diluted EPS	$1,086	3,412,288	$0.31

Stock Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2013, the Company had two stock-based compensation plans.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Note 2. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2013
Money Market Funds	$540	$0	$0	$540
Commercial Paper	601	0	0	601
Treasury Bills	5,226	1	0	5,227
Equity Securities	86	2,686	(54)	2,718
	6,453	2,687	(54)	9,086
Less Cash Equivalents	1,141	0	0	1,141
Total Investments, December 31, 2013	$5,312	$2,687	$(54)	$7,945

December 31, 2012
Money Market Funds	$804	$0	$0	$804
Commercial Paper	200	0	0	200
Treasury Bills	5,249	0	(1)	5,248
Equity Securities	92	3,639	(54)	3,677
	6,345	3,639	(55)	9,929
Less Cash Equivalents	1,004	0	0	1,004
Total Investments, December 31, 2012	$5,341	$3,639	$(55)	$8,925

Realized gains and losses on investments are as follows:

	Years Ended December 31,
	2013	2012

Gross Realized Gains	$530	$794
Gross Realized Losses	0	0
Net Realized Gain	$530	$794

At December 31, 2013 and 2012, the Company’s significant investment in equity securities is 231,336 and 273,267, respectively, shares of Rudolph, accounted for under the available-for-sale method. As of December 31, 2013 and 2012, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $2,716 and $3,673, respectively, with an approximate cost of $30 and $36, respectively. During the years ended December 31, 2013 and 2012, the Company sold 41,931 and 70,000 shares, respectively, of Rudolph stock and reported a gain of $529 and $794, respectively, in other income.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	December 31,
	2013	2012

Unrealized Gains (Losses)
Unrealized Holding Gains (Losses) arising during the Period	$(422)	$1,299
Less: reclassification of gains included in net income	(530)	(794)
	(952)	505

Deferred Taxes on Unrealized Gains (Losses):
Increase in Deferred Taxes on Unrealized Gains (Losses) arising during the Period	(160)	494
Less: Reclassification of taxes on gains included in net income	(201)	(302)
	(361)	192

Net Change in Accumulated Other Comprehensive Income	$(591)	$313

Note 3. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

	Carrying amount in consolidated balance sheet December 31, 2013	Fair Value December 31, 2013

			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$540	$540	$540	$0	$0
Commercial Paper	601	601	601	0	0
Treasury Bills	5,227	5,227	5,227	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	2,718	2,718	2,718	0	0

	Carrying amount in consolidated balance sheet December 31, 2012

		Fair Value December 31, 2012
			Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market Funds	$804	$804	$804	$0	$0
Commercial Paper	200	200	200	0	0
Treasury Bills	5,248	5,248	5,248	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	3,677	3,677	3,677	0	0

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

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2013	2012
Raw Materials	$658	$835
Work In Process	226	283
Finished Goods	176	212
Total Inventories	$1,060	$1,330

Note 5. Property and Equipment

The following is a summary of property and equipment:

	December 31,
	2013	2012
Equipment	$272	$259
Furniture and Fixtures	388	382
Building	1,365	1,365
Land	415	415
	2,440	2,421
Less Accumulated Depreciation	1,223	1,117
Total Property and Equipment	$1,217	$1,304

Note 6. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2013	2012
Wages and Commissions	$195	$147
Other	70	80
Total Accrued Expenses	$265	$227

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Note 7. Commitments

Lease commitments

The Company is leasing office equipment under an operating lease expiring in 2017.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2014	$8
2015	8
2016	8
2017	3
Total Minimum Lease Payments	$27

Rental expense charged to operations was $25 and $27 for the years ended December 31, 2013 and 2012, respectively.

Note 8. Common Stock Options and Stock Purchase Plan

Stock options

The 1997 Stock Option Plan (the “1997 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) authorize the issuance of both nonqualified and incentive stock options. Payment for the shares may be made in cash, shares of the Company’s Common Stock or a combination thereof. Under the terms of the plans, incentive stock options and non-qualified stock options are granted at a minimum of 100% of fair market value on the date of grant and may be exercised at various times depending upon the terms of the option. All existing options expire 10 years from the date of grant or one year from the date of death.

Stock-based compensation

Pursuant to the 2013 Plan, the Company is authorized to grant options to purchase up to 300,000 shares of its Common Stock. As of December 31, 2013, options to purchase an aggregate of 225,000 shares were outstanding and 85,000 shares were exercisable under the 2013 Plan, and 75,000 shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Pursuant to the 1997 Plan, the Company is authorized to grant options to purchase up to 450,000 shares of its Common Stock. As of December 31, 2013, options to purchase an aggregate of 21,980 shares were outstanding and exercisable under the 1997 Plan, and 250 shares were available for issuance pursuant to awards that may be granted under the 1997 Plan in the future. The board terminated the plan in 2014. The existing grants may be exercised according to the terms of the grant agreements but no additional options will be granted under the 1997 Plan.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

During the third quarter of 2013, the Company granted to its Chief Executive Officer options to purchase 50,000 shares of common stock. The options were granted at a strike price equal to the fair market value, vested immediately, and expire ten years from the date of the grant.

The following table summarizes the activity for outstanding incentive stock options to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2012	11,980	$4.16	2.6
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2012	11,980	4.16	1.6
Granted	50,000	4.21	10.0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2013	61,980	$4.20	9.7
Vested and exercisable as of December 31, 2013	61,980			$0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2013.

During the third quarter of 2013, the Company granted to three of its outside directors options to each purchase 50,000 shares of common stock, and granted options to a fourth director to purchase 25,000 shares of common stock. The options granted to outside directors had a strike price above fair market value and vested 20% on the grant date, with an additional 20% vesting on the first four anniversaries of the grant date thereafter. All of the stock option grants expire ten years from the date of the grant.

On July 18, 2012, the Company granted each of its four outside directors options to purchase 2,500 shares of common stock. The options were granted at fair market value, vested immediately, and expire ten years from the date of the grant.

During the year ended December 31, 2012, one former outside director forfeited options to purchase 5,000 shares of common stock.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding director stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2012	5,000	$5.36	5.3
Granted	10,000	4.15	10.0
Exercised	0
Canceled/forfeited/expired	5,000	5.36
Balance at December 31, 2012	10,000	4.15	9.5
Granted	175,000	4.67	10.0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2013	185,000	$4.64	9.5
Vested and exercisable as of December 31, 2013	35,000			$0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2013.

The Company recognized compensation expense of approximately $162 and $6 during the years ended December 31, 2013 and 2012, respectively, in connection with the issuance of the options.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows:

	Year Ended December 31
	2013	2012
Dividend Yield	0.00%	0.00%
Expected Volatility	44.27-45.00%	22.98%
Risk Free Interest Rate	1.33-1.92%	2.21%
Expected Life	5.5-6 Years	5 Years

The Company calculates expected volatility for stock options and other awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

There were no options exercised during the years ended December 31, 2013 and 2012.

As of December 31, 2013, there was approximately $204 of unrecognized compensation expense under the 2013 Plan. The Company expects to recognize this expense over the next four years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Stock purchase plan

The 1996 Employee Stock Purchase Plan (the “ESPP”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s Common Stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant. Under the ESPP, the Company is authorized to sell and issue up to 150,000 shares of its Common Stock to its full-time employees. During 2013 and 2012, 2,795 shares and 2,335 shares, respectively, were issued under the ESPP. At December 31, 2013, 69,161 shares were available for future issuance pursuant to the ESPP. The plan was terminated effective January 1, 2014.

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 168,382 shares of the Company’s stock at December 31, 2013. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to participant accounts. The Plan had no debt to the Company at December 31, 2013.

The Company recognized compensation expense for contributions of $18 to the ESOP plan for both 2013 and 2012.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, the Company may distribute the ESOP’s shares to the terminated participant at the Company’s election. At December 31, 2013, 168,382 shares of the Company’s stock, with an aggregate fair market value of approximately $675, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions. The Company believes that the market for its shares meets the ESOP requirements and that there would not be a current obligation to repurchase shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan which conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. The Board of Directors approved Company contributions of $0 and $18 for the years ended December 31, 2013 and 2012, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Note 10. Income Taxes

The components of the income tax provision for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Current:
Federal	$302	$513
State	1	5
Deferred:
Federal	(47)	31
State	(24)	7
Total Federal and State Income Taxes	$232	$556

The provision for income taxes for the years ended December 31, 2013 and 2012 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2013	2012

Computed “Expected” Federal Tax Expense	$319	$560
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	9	26
Credits	(70)	(16)
Domestic Production Activities Deduction	(18)	(20)
Permanent Differences	3	6
Rate Change for Deferred Taxes	(11)	0
Total Federal and State Income Taxes	$232	$556

The components of the net deferred tax liability consist of:

	2013	2012

Deferred Tax Assets:
Vacation Accrual	$27	$26
Allowance for Doubtful Accounts	3	4
Stock Compensation	57	0
State Carryforward R&D Credit	12	0
Total Deferred Tax Assets	$99	$30

Deferred Tax Liabilities:
Prepaid Expenses	$30	$23
Depreciation	91	100
Net Unrealized Gain on Investments	1,000	1,362
Total Deferred Tax Liabilities	$1,121	$1,485

Net Deferred Tax Liability	$(1,022)	$(1,455)

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service are 2010 through 2013. The tax years that remain open to examination by the Minnesota Department of Revenue are 2010 through 2013. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2013 or December 31, 2013 and uncertain tax positions are not significant.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands except share and per share amounts)

Note 11. Segment Information

As of December 31, 2013, the Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	2013	2012

Net revenues
Production Monitoring	$6,541	$6,498
Total	6,541	6,498
Sales in foreign countries
Production Monitoring	932	809
Total	932	809
Interest income
Production Monitoring	1	1
ESI Investment Company	4	3
Total	5	4
Depreciation expense
Production Monitoring	110	71
Total	110	71
Capital purchases
Production Monitoring	23	196
Total	23	196
Total assets
Production Monitoring	3,022	3,016
ESI Investment Company	9,587	10,322
Total	12,609	13,338
Income before income taxes
Production Monitoring	404	845
ESI Investment Company	534	797
Total	$938	$1,642

Note 12. Subsequent Events

During the first quarter of 2014, the Company sold 39,179 shares of Rudolph Technology stock for proceeds of $439 resulting in a gain on the sale of $434.

On February 18, 2014, the Company purchased the Insta-Link wireless hazard technology monitoring system and product family, together with related technology and intellectual property rights, from an independent third party. The Company agreed to pay $1,200 for the product line, of which $400 was paid at closing, and additional payments of $400 will be paid on each of the first and second anniversary of the closing. The seller may earn up to an additional $550 of purchase price, depending upon the achievement of revenue measures during the four calendar years following the closing.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (1992).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held April 23, 2014 (“Annual Meeting”).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct” and “Corporate Governance – Audit Committee” that appear in the Company’s Definitive Proxy Statement for its Annual Meeting. Information concerning the Company’s sole executive officer is included in the sections referred to above.

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

The following table provides information as of December 31, 2013 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	246,980	$4.53	144,411(1)

Equity compensation plans not approved by security holders	—	—	—

Total	246,980	$4.53	144,411(1)

(1) Includes 250 shares issuable pursuant to the 1997 Stock Option Plan, 75,000 shares issuable pursuant to the 2013 Equity Incentive Plan and 69,161 shares issuable pursuant to the 1996 Employee Stock Purchase Plan. The 1997 Stock Option Plan was terminated in January 2014 and the remaining 250 shares were cancelled. The 1996 Employee Stock Purchase Plan was terminated effective January 1, 2014.

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

The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that appears in the Company’s Definitive Proxy Statement for its Annual Meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements.

Reference is made to the Index to Consolidated Financial Statements appearing on Page 13 hereof.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the consolidated financial statements or the notes thereto included in this Annual Report.

Exhibits.

See “Exhibit Index” on the page following the signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 21, 2014

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer
Controller
Date:	March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Power of Attorney)

Each person whose signature appears below constitutes and appoints DAVID L. KLENK as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ David L. Klenk	President and Director (CEO and CFO)	March 21, 2014

/s/ Joseph A. Marino	Chairman and Director	March 21, 2014

/s/ Scott A. Gabbard	Director	March 21, 2014

/s/ Michael C. Zipoy	Director	March 21, 2014

/s/ Jeffrey D. Peterson	Director	March 21, 2014

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2013	Commission File No. 000-9587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
^*10.1	Electro-Sensors, Inc.’s 1996 Employee Stock Purchase Plan — incorporated by reference to the Company’s Proxy Statement for the Company’s 1996 Annual Meeting of Shareholders
^*10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
^*10.3

Electro-Sensors, Inc.’s 2013 Stock Incentive Plan and forms of Incentive and Nonqualified Stock Option Agreements thereunder—incorporated by reference to the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders

**10.4	Asset Purchase Agreement dated as of February 14, 2014 by and among Harvest Engineering Inc., Harvest Engineering, LLC, Stephen Meyer, Bruce Meyer, and Electro-Sensors, Inc.
21	Subsidiaries of Registrant (Name and State of Incorporation):
ESI Investment Company—Minnesota
Senstar Corporation—Minnesota
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 17, 2014
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for years ended December 31, 2013 and 2012, (iv) Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

^	Incorporated by reference to a previously filed report or document—SEC File No. 000-9587
*	Management contract or compensatory plan or arrangement
**

Pursuant to Rule 24b-2 adopted under the Securities Exchange Act of 1934, the Company has deleted certain information from these Agreements, as filed, on the basis that disclosure of this information would be detrimental to the Company and is not necessary for the protection of investors. The Company has filed a request for Confidential Treatment of this information.