Form 10-Q
period 2014-03-31
ELECTRO SENSORS INC
filed 2014-05-13
CIK 351789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 9, 2014 was 3,395,521.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)

Current assets

Cash and cash equivalents	$1,682	$1,505
Treasury bills	5,333	5,227
Available-for-sale securities	2,080	2,718
Trade receivables, less allowance for doubtful accounts of $10 and $8, respectively	876	746
Inventories	1,023	1,060
Income tax receivable	0	1
Other current assets	193	135

Total current assets	11,187	11,392

Intangible asset, net	116	0

Property and equipment, net	2,679	1,217

Total assets	$13,982	$12,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$381	$0
Accounts payable	120	59
Accrued expenses	338	265
Accrued income tax	199	0

Total current liabilities	1,038	324

Long-term liabilities

Note payable – long term	390	0
Contingent earn-out	472	0
Deferred income tax	792	1,022

Total long-term liabilities	1,654	1,022

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,395,521 and 3,394,707 shares, respectively	340	339
Additional paid-in capital	1,763	1,746
Retained earnings	7,947	7,547
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	1,240	1,631

Total stockholders’ equity	11,290	11,263

Total liabilities and stockholders’ equity	$13,982	$12,609

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$1,702	$1,534
Cost of goods sold	732	642

Gross profit	970	892

Operating expenses:
Selling and marketing	389	395
General and administrative	351	298
Research and development	165	118

Total operating expenses	905	811

Operating income	65	81

Non-operating income (expense):
Interest expense	(2)	0
Gain on sale of available-for-sale securities	547	103
Interest income	1	2
Other income	4	3
Total non-operating income	550	108

Income before income taxes	615	189

Income taxes	215	23

Net income	$400	$166

Other comprehensive income (loss):
Change in unrealized value of available-for-sale securities, net of income tax	$(52)	$(271)
Reclassification of gains included in net income, net of income tax	(339)	(64)
Net change in other comprehensive income (loss)	(391)	(335)

Net comprehensive income (loss)	$9	$(169)

Net income per share data:

Basic
Net income per share	$0.12	$0.04
Weighted average shares	3,395,503	3,393,655

Diluted
Net income per share	$0.11	$0.04
Weighted average shares	3,642,094	3,415,635

Dividends paid per common share	$0.00	$0.04

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from (used in) operating activities

Net income	$400	$166

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	33	27
Gain on sale of available-for-sale securities	(547)	(103)
Deferred income taxes	10	40
Interest accrued on investments	(1)	(2)
Stock-based compensation expense	14	0
Change in allowance for doubtful accounts	2	(2)
Change in:
Trade receivables	(132)	(98)
Inventories	37	7
Other current assets	(13)	(61)
Accounts payable	61	28
Accrued expenses	73	47
Accrued income taxes	200	(289)

Net cash from (used in) operating activities	137	(240)

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	554	104
Purchases of treasury bills	(1,933)	0
Proceeds from the maturity of treasury bills	1,828	0
Cash paid for acquisition	(400)	0
Purchase of property and equipment	(13)	(11)

Net cash from investing activities	36	93

Cash flows from (used in) financing activities

Proceeds from issuance of common stock	4	6
Dividends paid	0	(136)

Net cash from (used) in financing activities	4	(130)

Net increase (decrease) in cash and cash equivalents	177	(277)

Cash and cash equivalents, beginning	1,505	1,102
Cash and cash equivalents, ending	$1,682	$825

Supplemental cash flow information
Cash paid for income taxes	$5	$272

Supplemental disclosure of non-cash investment and financing activities
Note payable issued to fund acquisition, net of discount	$771	$0

Contingent consideration recorded in connection with the acquisition	$472	$0

See accompanying notes to condensed consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
(in thousands except share and per share amounts)
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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2014 and for the three-month period then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses, primarily when the Company believes that these investments will facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, invests in other businesses, the Company does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 182,157 shares of Rudolph Technologies, Inc. (“Rudolph”), which is accounted for using the available-for-sale method. See Note 5 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Revenue Recognition

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company may offer discounts that are recorded at the time of sale. The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations. In addition to exchanges and warranty returns, customers have refund rights. Our products are used in a wide variety of industries; returns have historically been minimal and immaterial to the consolidated financial statements and are generally recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. Revenue associated with advance payments is deferred until the product is shipped.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
(in thousands except share and per share amounts)
(unaudited)

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized. There were no other-than-temporary impairments in the three months ended March 31, 2014 and 2013.

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

The carrying value of cash equivalents, treasury bills, commercial paper, money market funds, investments, trade receivables, accounts payable, and other working capital items approximate fair value at March 31, 2014 and December 31, 2013 due to the short maturity nature of these instruments.

Stock-Based Compensation

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

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
(in thousands except share and per share amounts)
(unaudited)

Income taxes

Deferred income taxes are presented as assets or liabilities based on timing differences between financial reporting and tax reporting methods. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. No valuation allowance was deemed necessary at March 31, 2014 and December 31, 2013.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of property and equipment, the determination of fair value of acquired tangible and intangible assets, realizability of accounts receivable, valuation of deferred tax assets/liabilities, inventories, investments, contingent earn-out and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Note 2. Business Combination

On February 18, 2014, the Company acquired the Harvest Engineering, Inc. wireless hazard monitoring technology system and Insta-Link product family, together with related technology and intellectual property rights, for a total purchase price of $1,643.

The fair value of the consideration transferred on the acquisition date consisted of the following:

Cash consideration	$400
Note payable issued to seller (Note 9)	771
Contingent earn-out liability	472
Total consideration	$1,643

The transaction was recorded as a business combination and the results of operations have been included in the consolidated statement of comprehensive income (loss) since the date of acquisition. Acquisition fees of approximately $15 incurred in connection with the transaction were recorded in operating expenses for the three months ended March 31, 2014.

In connection with the acquisition, the Company recorded a contingent earn-out liability on the balance sheet of $472 at March 31, 2014. This contingent liability represents the Company’s fair value estimate of an earn-out, of up to $550, issued in connection with the acquisition that is payable if specified revenue targets are met in the four calendar years following closing. In determining total consideration, the Company assessed the fair value of this contingent consideration, estimating the likelihood of meeting the revenue targets.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date:

Technology	$1,478
Not-to-compete agreement	120
Deferred service costs	45
Total assets acquired	$1,643

The not-to-compete agreement will be amortized over a five-year period. The fair value of the not-to-compete agreement was estimated using a discounted cash flow model. The inputs are considered Level 3 inputs in the fair value hierarchy.

The Company has not presented pro forma results of operations for the current acquisition because the acquisition is not material to the Company’s consolidated results of operations, financial position or cash flows.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
(in thousands except share and per share amounts)
(unaudited)

Note 3. Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the BSM model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. At March 31, 2014, the Company had one stock-based employee compensation plan. During the three-month periods ended March 31, 2014 and 2013, there were no stock options granted or exercised.

As of March 31, 2014, there was approximately $190 of unrecognized compensation expense. The Company expects to recognize this expense over the next four years. There was no intrinsic value in the options outstanding or exercisable as of March 31, 2014 as the option exercise prices were greater than the current fair market value as of that date.

Note 4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 5. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2014
Money Market	$1,094	$0	$0	$1,094
Commercial Paper	345	0	0	345
Treasury Bills	5,331	2	0	5,333
Equity Securities	80	2,055	(55)	2,080
	6,850	2,057	(55)	8,852
Less Cash Equivalents	1,439	0	0	1,439
Total Investments, March 31, 2014	$5,411	$2,057	$(55)	$7,413

December 31, 2013
Money Market	$540	$0	$0	$540
Commercial Paper	601	0	0	601
Treasury Bills	5,226	1	0	5,227
Equity Securities	86	2,686	(54)	2,718
	6,453	2,687	(54)	9,086
Less Cash Equivalents	1,141	0	0	1,141
Total Investments, December 31, 2013	$5,312	$2,687	$(54)	$7,945

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
(in thousands except share and per share amounts)
(unaudited)

At March 31, 2014 and December 31, 2013, the Company’s significant investment in equity securities was 182,157 and 231,336 shares, respectively, of Rudolph, accounted for under the available-for-sale method. As of March 31, 2014 and December 31, 2013, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was $2,055 and $2,716, respectively, with an approximate cost of $24 and $30, respectively. During the three-month periods ended March 31, 2014 and 2013, the Company sold 49,179 and 7,500 shares, respectively, of Rudolph stock and reported gains of $547 and $103, respectively, in other income.

Note 6. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying amount in condensed consolidated balance sheet March 31, 2014

		Fair Value March 31, 2014	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$1,094	$1,094	$1,094	$0	$0
Commercial paper	345	345	345	0	0
Treasury bills	5,333	5,333	5,333	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	2,080	2,080	2,080	0	0
Liabilities:
Contingent payable	472	472	0	0	472

	Carrying amount in condensed consolidated balance sheet December 31, 2013

		Fair Value December 31, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$540	$540	$540	$0	$0
Commercial paper	601	601	601	0	0
Treasury bills	5,227	5,227	5,227	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	2,718	2,718	2,718	0	0

The fair value of the money market funds, commercial paper and treasury bills is based on quoted market prices in an active market. Available-for-sale securities include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent payable, which is considered a level 3 input in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

Balance at December 31, 2013	$0
Additions (Note 2)	472
Balance at March 31, 2014	$472

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
(in thousands except share and per share amounts)
(unaudited)

Note 7. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2014	December 31, 2013
Raw Materials	$633	$658
Work In Process	225	226
Finished Goods	165	176
Total Inventories	$1,023	$1,060

Note 8. Property and Equipment

The following is a summary of property and equipment:

	March 31, 2014	December 31, 2013
Equipment	$276	$272
Furniture & Fixtures	397	388
Technology	1,478	0
Building	1,365	1,365
Land	415	415
	3,931	2,440
Less Accumulated Depreciation	1,252	1,223

Total Property and Equipment	$2,679	$1,217

Note 9. Note Payable

The note payable consists of the following at March 31, 2014:

Note Payable	$800
Payable in two annual installments of principal of $400 with a maturity date of February 2016. This note is non-interest bearing and unsecured.

Less: Discount of debt instrument listed above	(29)
Net Note Payable	771
Less: Current Maturities	381
Note Payable – Long Term	$390

Scheduled maturities of the note payable are as follows at March 31, 2014

April 1, 2014 to March 31, 2015	$381
April 1, 2015 to March 31, 2016	390
Total	$771

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
(in thousands except share and per share amounts)
(unaudited)

Note 10. Segment Information

The Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring segment manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended March 31,
	2014	2013
External sales
Production monitoring	$1,702	$1,534
Total	$1,702	$1,534

Net income before taxes
Production monitoring	$67	$84
Investments	548	105
Total	$615	$189

Note 11. Subsequent Events

During the second quarter of 2014, the Company sold 8,240 shares of Rudolph stock for proceeds of $90 resulting in a gain on the sale of $89.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. New estimates for the allocation of the purchase price for acquired tangible and intangible assets and the contingent earn-out have been added to the estimates discussed in our Annual Report.

The following table contains selected financial information, for the periods indicated, from our consolidated statements of comprehensive income expressed as a percentage of net sales.

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	43.0	41.9
Gross profit	57.0	58.1

Operating expenses:
Selling and marketing	22.9	25.7
General and administrative	20.6	19.4
Research and development	9.7	7.7
Total operating expenses	53.2	52.8

Operating income	3.8	5.3

Non-operating income (expense):
Interest expense	(0.1)	0.0
Gain on sale of available-for-sale securities	32.1	6.7
Interest income	0.1	0.1
Other income	0.2	0.2
Total non-operating income	32.3	7.0

Income before income taxes	36.1	12.3

Income taxes	12.6	1.5

Net income	23.5%	10.8%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2014 and 2013.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2014 increased $168,000, or 11.0%, when compared to the same period in 2013. The increase in sales was primarily due to broad-based strengthening of our core business in the north central U.S., as well as increasing international sales driven by a 20% gain in sales to Canada. In addition, revenue from system-level orders, which we define as orders over $5,000, increased approximately 45% in the 2014 first quarter compared to the 2013 first quarter as customers pursued capacity increases and facility modernizations.

Cost of Goods Sold

Our cost of goods sold increased $90,000, or 14.0%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase was primarily a direct result of increased sales. In addition, we had a change in the mix of products sold, with a relative decrease in the sale of higher margin products. We continue our efforts to maintain or reduce production costs by manufacturing products in the most cost-effective manner.

Gross Profit

Gross margin for the three months ended March 31, 2014 was 57.0%, versus 58.1% for the same period in 2013. The decrease in gross margin was due to a change in the mix of products sold, with a relative decrease in the sale of higher margin products.

Operating Expenses

Total operating expenses increased $94,000, or 11.6%, for the three months ended March 31, 2014 when compared to the same period of 2013.

•

Selling and marketing costs decreased $6,000, or 1.5%, for the three months ended March 31, 2014 when compared to the same period in 2013. The decrease was due to decreased wages and bonuses due to a change in compensation plans, partially offset by an increase in outside sales representative expenses resulting from increased sales.

•

General and administrative costs increased $53,000, or 17.8%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase in general and administrative expenses was due to legal and professional fees incurred related to the acquisition completed in February 2014, an increase in wages and compensation due to changes in compensation plans, and noncash compensation expense related to stock options granted during the 2013 third quarter.

•

Research and development costs increased $47,000, or 39.8%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase in research and development costs was due to an increase in wages and benefits due to changes in management responsibilities.

Non-Operating Income (Expense)

Non-operating income increased by $442,000 for the three months ended March 31, 2014 compared to the same period for 2013. This increase was due to an increase in the gain on sale of available-for-sale securities. During the three months ended March 31, 2014 and 2013, we sold 49,179 and 7,500 shares, respectively, of Rudolph stock and recognized a gain on the sale of $547,000 and $103,000, respectively. The Company intends to continue to liquidate its equity securities in an orderly manner and focus on deploying these assets in its operating business.

Income Before Income Taxes

Income before income taxes was $615,000 for the quarter ended March 31, 2014, representing an increase of $426,000, or 225.4%, when compared to income before income taxes of $189,000 for the quarter ended March 31, 2013.

The Production Monitoring Division had income before income taxes of $67,000 for the three months ended March 31, 2014, compared to $84,000 for the same period in 2013, a decrease of $17,000, or 20.2%. The increase in operating expenses, offset by the increase in gross profit, was the main reason for the decrease in net income before income taxes.

ESI Investment Company had income before income taxes of $548,000 for the three months ended March 31, 2014, compared to $105,000 for the same period in 2013, an increase of $443,000. This increase was a result of the gain on sale of available-for-sale securities in 2014 compared to 2013 (see “Non-Operating Income (Expense)”). The net decrease in the unrealized value of available-for-sale securities was $391,000 for the three months ended March 31, 2014. The net decrease is due to the sale of Rudolph stock which resulted in a $547,000 gain on the sale during the quarter ended March 31, 2014. ESI Investment Company has approximately $2,055,000 in unrealized gain on the Rudolph investment that is reported in Other Comprehensive Income (see Note 5 “Investments” in the notes to the accompanying condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,682,000 at March 31, 2014 and $1,505,000 at December 31, 2013. The increase was mainly from operating activities.

Cash generated from operating activities was $137,000 for the 2014 first quarter, compared to cash used in operating activities of $240,000 in the 2013 first quarter. The $377,000 increase in cash generated from operating activities in the 2014 first quarter compared to the 2013 first quarter was mainly due to the increase in accrued income taxes payable, partially offset by a decrease in net income adjusted for the gain on sale of available-for-sale securities and noncash stock compensation expense. The net change in accrued income taxes was due to the increase in income tax payable of $200,000 at March 31, 2014 when compared to the prior year and a decrease in the payable of $289,000 at March 31, 2013 when compared to the prior year. The 2014 payable increase resulted from the increase in gain on sale of available-for-sale securities when comparing 2014 to 2013. The Company paid the 2012 tax year balance due in March 2013.

Cash from investing activities was $36,000 and $93,000 for the three months ended March 31, 2014 and March 31, 2013, respectively. We received $554,000 on the sale of available-for-sale securities during the 2014 first quarter compared to $104,000 received in the 2013 first quarter. During the 2014 first quarter, the Company had a net purchase of Treasury Bills with a maturity date of more than three months of $105,000. There were no purchases or proceeds of Treasury Bills in the three months ended March 31, 2013. In addition, the Company acquired the Harvest Engineering, Inc. wireless hazard monitoring technology and Insta-Link product family in February 2014, paying $400,000 and financing the remaining purchase price through a seller financed note.

The Company issued a non-interest bearing note payable to Harvest Engineering, Inc. for $800,000 which is payable in annual installments of $400,000. In addition, the agreement includes an earn-out that is payable if specified revenue targets are met over the four calendar years following closing. The maximum amount of the earn-out is $550,000. The estimated fair value of the earn-out is $472,000 as of March 31, 2014.

Cash generated from financing activities was $4,000 compared to cash used in financing activities of $130,000 for the respective 2014 and 2013 first quarters. During the 2013 first quarter, we paid dividends of $136,000. We did not pay any dividends during the 2014 first quarter. In February 2014, the board formally suspended the dividend to give the Company flexibility to pursue opportunities for growth. During the 2014 and 2013 first quarters, we had $4,000 and $6,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, note payable, research and development, and working capital. Management believes that cash on hand and any cash from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 182,157 shares of Rudolph Technologies, Inc., listed on the Nasdaq Stock Exchange, accounted for using the available-for-sale method. The investment is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of March 31, 2014, the Company had no off-balance sheet arrangements or transactions.

February 2014 Acquisition and Future Business Development Activities

During the 2014 first quarter, the Company acquired the Harvest Engineering, Inc. wireless hazard monitoring technology system and Insta-Link product family, together with related technology and intellectual property rights, for a total purchase price of $1,643,000. The Company will manufacture and service this new hazard monitoring product line at its Minnetonka, Minnesota facility and market and sell the products under its new HazardPROTM product line.

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

All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law. It is important to note that our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

May 13, 2014	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

May 13, 2014	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2014

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (iv) Notes to Condensed Consolidated Financial Statements.