Form 10-Q
period 2014-06-30
ELECTRO SENSORS INC
filed 2014-08-13
CIK 351789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 12, 2014 was 3,395,521.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)

Current assets

Cash and cash equivalents	$837	$1,505
Treasury bills	6,334	5,227
Available-for-sale securities	1,621	2,718
Trade receivables, less allowance for doubtful accounts of $8	817	746
Inventories	1,123	1,060
Other current assets	152	136

Total current assets	10,884	11,392

Intangible asset, net	1,588	0

Property and equipment, net	1,175	1,217

Total assets	$13,647	$12,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$381	$0
Accounts payable	161	59
Accrued expenses	327	265
Accrued income tax	97	0

Total current liabilities	966	324

Long-term liabilities

Note payable – long term	390	0
Contingent earn-out	472	0
Deferred income tax liability	588	1,022

Total long-term liabilities	1,450	1,022

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,395,521 and 3,394,707 shares, respectively	340	339
Additional paid-in capital	1,785	1,746
Retained earnings	8,149	7,547
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	957	1,631

Total stockholders’ equity	11,231	11,263

Total liabilities and stockholders’ equity	$13,647	$12,609

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$1,760	$1,571	$3,462	$3,105
Cost of goods sold	744	673	1,476	1,315

Gross profit	1,016	898	1,986	1,790

Operating expenses:
Selling and marketing	399	390	788	785
General and administrative	293	284	644	582
Research and development	216	112	381	230

Total operating expenses	908	786	1,813	1,597

Operating income	108	112	173	193

Non-operating income (expense):
Interest expense	(5)	0	(7)	0
Loss on disposal of property and equipment	(1)	0	(1)	0
Gain on sale of available-for-sale securities	203	298	750	401
Interest income	1	0	2	2
Other income	5	5	9	8

Total non-operating income	203	303	753	411

Income before income taxes	311	415	926	604

Income taxes	109	145	324	168

Net income	$202	$270	$602	$436

Other comprehensive income (loss):
Change in unrealized value of available-for-sale securities, net of income tax	(157)	(80)	(209)	(351)
Reclassification of gains included in net income, net of income tax	(126)	(185)	(465)	(249)
Net change in other comprehensive loss	(283)	(265)	(674)	(600)

Net comprehensive income (loss)	$(81)	$5	$(72)	$(164)

Net income per share data:

Basic
Net income per share	$0.06	$0.07	$0.18	$0.12
Weighted average shares	3,395,521	3,393,736	3,395,512	3,393,696

Diluted
Net income per share	$0.05	$0.07	$0.16	$0.12
Weighted average shares	3,658,957	3,415,716	3,650,572	3,415,676

Dividends paid per common share	$0.00	$0.04	$0.00	$0.08

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from (used in) operating activities

Net income	$602	$436

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	67	54
Gain on sales of available-for-sale securities	(750)	(401)
Deferred income taxes	(20)	23
Interest accrued on investments	(2)	(1)
Stock-based compensation expense	36	0
Change in allowance for doubtful accounts	0	(2)
Loss on disposal of property and equipment	1	0
Change in, net of acquisition:
Trade receivables	(71)	(150)
Inventories	(63)	8
Other current assets	29	(35)
Accounts payable	102	(4)
Accrued expenses	62	38
Accrued income taxes	97	(249)

Net cash from (used in) operating activities	90	(283)

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	759	405
Purchase of treasury bills	(5,333)	(5,426)
Proceeds from the maturity of treasury bills	4,228	5,251
Cash paid for acquisition	(400)	0
Purchase of property and equipment	(16)	(12)

Net cash from (used in) investing activities	(762)	218

Cash flows from (used in) financing activities

Proceeds from issuance of common stock	4	6
Dividends paid	0	(272)

Net cash from (used in) financing activities	4	(266)

Net decrease in cash and cash equivalents	(668)	(331)

Cash and cash equivalents, beginning	1,505	1,102
Cash and cash equivalents, ending	$837	$771

Supplemental cash flow information
Cash paid for income taxes	$252	$394
Cash paid for interest	$0	$0

Supplemental disclosure of non-cash investment and financing activities
Note payable issued to fund acquisition, net of discount	$771	$0

Contingent consideration recorded in connection with the acquisition	$472	$0

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014
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

It is the opinion of management that the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2014 and for the three and six-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses, primarily when the Company believes that these investments will facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, invests in other businesses, the Company does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 163,917 shares of Rudolph Technologies, Inc. (“Rudolph”), which is accounted for using the available-for-sale method. See Note 4 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Revenue Recognition

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company recognizes revenue upon shipment because the contracts do not include post-shipment obligations. The Company may offer discounts that are recorded at the time of sale. In addition to exchanges and warranty returns, customers have refund rights. Historically returns have been minimal and immaterial to the consolidated financial statements and are generally recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. Revenue associated with advance payments is deferred until the product is shipped.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014
(in thousands except share and per share amounts)
(unaudited)

Available-for-Sale Securities

The Company’s investments consist of equity securities, primarily common stocks and government debt securities. The estimated fair value of publicly traded equity securities is based on quoted market prices, and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of each classification at each balance sheet date.

Since the Company generally does not make investments in anticipation of short-term fluctuations in market prices, investments in equity securities and treasury bills are classified as available-for-sale. Available-for-sale securities with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized. There were no other-than-temporary impairments in the six months ended June 30, 2014 and 2013.

Fair Value Measurements

The Company’s policies incorporate the guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. These policies also incorporate the guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The carrying value of cash equivalents, treasury bills, commercial paper, money market funds, trade receivables, accounts payable, and other working capital items approximate fair value at June 30, 2014 and December 31, 2013 due to the short maturity nature of these instruments.

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

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014
(in thousands except share and per share amounts)
(unaudited)

Income Taxes

Deferred income taxes are presented as assets or liabilities based on timing differences between financial reporting and tax reporting methods. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. No valuation allowance was deemed necessary at June 30, 2014 and December 31, 2013.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of property and equipment, the determination of fair value of acquired tangible and intangible assets, realizability of accounts receivable, valuation of deferred tax assets/liabilities, inventories, investments, contingent earn-out, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Note 2. Business Combination

On February 18, 2014, the Company acquired Harvest Engineering, Inc.’s wireless hazard monitoring technology and Insta-Link product family, together with related technology and intellectual property rights, for a total purchase price of $1,643.

The fair value of the consideration transferred on the acquisition date consisted of the following:

Cash consideration	$400
Note payable issued to seller (Note 9)	771
Contingent earn-out liability	472
Total consideration	$1,643

The transaction was recorded as a business combination and the results of operations have been included in the consolidated statement of comprehensive income (loss) since the date of acquisition. Acquisition fees of approximately $15 incurred in connection with the transaction were recorded in operating expenses for the six months ended June 30, 2014.

In connection with the acquisition, the Company is obligated to pay an earn-out of up to $550 based upon the level of revenues generated from the acquired products during the four calendar years following closing. The Company currently has recorded a liability of $472 related to this obligation. This contingent liability represents the fair value estimate of the earn-out based upon the Company’s projected likelihood of meeting the revenue targets.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date:

In-process research and development	$1,478
Not-to-compete agreement	120
Deferred service costs	45
Total assets acquired	$1,643

The not-to-compete agreement is being amortized over a five-year period. The fair value of the not-to-compete agreement was estimated using a discounted cash flow model. The inputs are considered Level 3 inputs in the fair value hierarchy.

The Company has not presented pro forma results of operations for the current acquisition because the acquisition is not material to the Company’s consolidated results of operations, financial position or cash flows.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014
(in thousands except share and per share amounts)
(unaudited)

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period.

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2014
Money Market	$300	$0	$0	$300
Commercial Paper	345	0	0	345
Treasury Bills	6,333	1	0	6,334
Equity Securities	77	1,598	(54)	1,621
	7,055	1,599	(54)	8,600
Less Cash Equivalents	645	0	0	645
Total Investments, June 30, 2014	$6,410	$1,599	$(54)	$7,955

December 31, 2013
Money Market	$540	$0	$0	$540
Commercial Paper	601	0	0	601
Treasury Bills	5,226	1	0	5,227
Equity Securities	86	2,686	(54)	2,718
	6,453	2,687	(54)	9,086
Less Cash Equivalents	1,141	0	0	1,141
Total Investments, December 31, 2013	$5,312	$2,687	$(54)	$7,945

At June 30, 2014 and December 31, 2013, the Company’s significant investment in equity securities was 163,917 and 231,336 shares, respectively, of Rudolph, accounted for under the available-for-sale method. As of June 30, 2014 and December 31, 2013, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange (ticker symbol RTEC) was approximately $1,619 and $2,716, respectively, with an approximate cost of $21 and $30, respectively. During the three-month periods ended June 30, 2014 and 2013, the Company sold 18,240 and 24,431 shares, respectively, of Rudolph stock and reported gains of $203 and $297, respectively, in non-operating income. During the six-month periods ended June 30, 2014 and 2013, the Company sold 67,419 and 31,931 shares, respectively, of Rudolph stock and reported gains of $750 and $400, respectively, in non-operating income.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014
(in thousands except share and per share amounts)
(unaudited)

Note 5. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying amount in consolidated balance sheet June 30, 2014

		Fair Value June 30, 2014	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market	$300	$300	$300	$0	$0
Commercial Paper	345	345	345	0	0
Treasury Bills	6,334	6,334	6,334	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	1,621	1,621	1,621	0	0
Liabilities:
Contingent Earn-out	472	472	0	0	472

	Carrying amount in consolidated Balance Sheet December 31, 2013

		Fair Value December 31, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money Market	$540	$540	$540	$0	$0
Commercial Paper	601	601	601	0	0
Treasury Bills	5,227	5,227	5,227	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	2,718	2,718	2,718	0	0

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

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

Balance at December 31, 2013	$0
Additions (Note 2)	472
Balance at June 30, 2014	$472

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014
(in thousands except share and per share amounts)
 (unaudited)

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2014	December 31, 2013
Raw Materials	$694	$658
Work In Process	239	226
Finished Goods	190	176
Total Inventories	$1,123	$1,060

Note 7. Property and Equipment

The following is a summary of property and equipment:

	June 30, 2014	December 31, 2013
Equipment	$266	$272
Furniture & Fixtures	355	388
Building	1,365	1,365
Land	415	415
	2,401	2,440
Less Accumulated Depreciation	1,226	1,223

Total Property and Equipment	$1,175	$1,217

Note 8. Net Intangible Assets

Our intangible assets are comprised of a Not-to-Compete and In-Process Research and Development (IPR&D). The Not-to-Compete is being amortized over five years. The IPR&D is the technology purchased from Harvest Engineering and requires additional development that must be completed pursuant to the purchase agreement. The IPR&D will start to be amortized once the additional development is completed.

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Not-to-Compete	$120	$10	$110
IPR&D	1,478	0	1,478
Net Intangible Assets	$1,598	$10	$1,588

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014
(in thousands except share and per share amounts)
 (unaudited)

Note 9. Note Payable

The note payable consists of the following at June 30, 2014:

Note Payable	$800
Payable in two annual installments of principal of $400 with a maturity date of February 2016. This note is non-interest bearing and unsecured.

Less: Discount of debt instrument listed above	(29)
Net Note Payable	771
Less: Current Maturities	381
Note Payable – Long Term	$390

Scheduled maturities of the note payable are as follows at June 30, 2014

July 1, 2014 to June 30, 2015	$381
July 1, 2015 to June 30, 2016	390
Total	$771

Note 10. Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. At June 30, 2014, the Company had one stock-based employee compensation plan.

During the second quarter of 2014, the Company granted one director options to purchase 25,000 shares of common stock. The options were priced above fair market value and vested 20% on the grant date, with an additional 20% vesting on the first four anniversaries of the grant date. The options expire ten years from the date of grant.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows:

Dividend yield	0.00%
Expected volatility	44.11%
Risk free interest rate	2.02%
Expected life	6 years

During the six-month period ended June 30, 2013, there were no stock options granted. During the six-month periods ended June 30, 2014 and 2013, there were no stock options exercised.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014
(in thousands except share and per share amounts)
 (unaudited)

A summary of the Company’s stock option plan as of June 30, 2014 and changes during the six months then ended is listed below:

	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 2014	246,980	$4.53
Granted	25,000	4.39
Exercised	0
Canceled/forfeited/expired	2,500	4.15
Balance at June 30, 2014	269,480	$4.52
Vested and exercisable as of June 30, 2014	109,480

The Company has two equity plans with options outstanding. This roll forward includes both plans.

As of June 30, 2014, there was approximately $203 of unrecognized compensation expense. The Company expects to recognize this expense over the next four years. There was approximately $4 of intrinsic value in the options outstanding and exercisable as of June 30, 2014.

Note 11. Segment Information

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

The following is financial information relating to the continuing operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
External sales
Production monitoring	$1,760	$1,571	$3,462	$3,105
Total	$1,760	$1,571	$3,462	$3,105

Net income before taxes
Production monitoring	$107	$117	$174	$201
Investments	204	298	752	403
Total	$311	$415	$926	$604

Note 12. Subsequent Events

Subsequent to June 30, 2014, the Company sold 25,700 shares of Rudolph for $262, resulting in a gain on the sale of $258.

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

The following table contains selected financial information, for the periods indicated, from our consolidated statements of comprehensive income (loss) expressed as a percentage of net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.3	42.9	42.6	42.4
Gross profit	57.7	57.1	57.4	57.6

Operating expenses:
Selling and marketing	22.7	24.8	22.8	25.3
General and administrative	16.6	18.1	18.6	18.7
Research and development	12.3	7.1	11.0	7.4
Total operating expenses	51.6	50.0	52.4	51.4

Operating income	6.1	7.1	5.0	6.2

Non-operating income (expense):
Interest expense	(0.3)	0.0	(0.2)	0.0
Loss on disposal of property and equipment	(0.1)	0.0	0.0	0.0
Gain on sale of available-for-sale securities	11.5	19.0	21.7	12.9
Interest income	0.1	0.0	0.1	0.1
Other income	0.3	0.3	0.2	0.2
Total non-operating income	11.5	19.3	21.8	13.2

Income before income taxes	17.6	26.4	26.8	19.4

Income taxes	6.2	9.2	9.4	5.4

Net income	11.4%	17.2%	17.4%	14.0%

The following discusses the Company’s performance for the three and six months ended June 30, 2014 and 2013.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended June 30, 2014 increased $189,000, or 12.0%, when compared to the same period in 2013. Net sales for the six-month period ended June 30, 2014 increased $357,000, or 11.5%, when compared to the same period in 2013. The increase was primarily due to a strong performance in our north central region, which increased 43.8% and 27.8% in the three and six month periods ending June 30, 2014, respectively, as compared to the respective 2013 periods. In addition, in the second quarter we experienced an increase in OEM manufacturing orders in the bulk material handling segment of our business and an increase in the number of small and mid-sized projects driven by the continued need for plant facility upgrades.

Consistent with our prior disclosures, we continue to integrate the HazardPROTM wireless hazard monitoring technology we purchased earlier in the year. The Company has begun taking purchase orders for these systems and expects to recognize revenues from sale of these systems in the second half of 2014. Furthermore, we continue to believe these products will be accretive to our quarterly earnings per share beginning in the second quarter of 2015.

Gross Margin

Gross margin for the three-month period ended June 30, 2014 was 57.7% versus 57.2% for the same period in 2013. For the six-month periods ended June 30, 2014 and 2013, gross margins were 57.4% and 57.6%, respectively. The changes in gross margin for both periods were due to the mix of products sold. We continue our efforts to maintain or increase gross margin by manufacturing products in the most cost effective manner.

Operating Expenses

Total operating expenses increased $122,000, or 15.5%, for the three months ended June 30, 2014 when compared to the same period in 2013. Total operating expenses increased $216,000, or 13.5%, for the six months ended June 30, 2014 when compared to the same period in 2013.

•

Selling and marketing costs increased $9,000, or 2.3%, for the three months ended June 30, 2014 when compared to the same period in 2013. For the six months ended June 30, 2014, selling and marketing costs increased $3,000, or 0.4%, when compared to the same period in 2013. For the three months ended June 30, 2014, the increase was due to an increase in outside sales representative compensation due to increased sales. For the six months ended June 30, 2014, the increase was due to an increase in outside sales representative commissions (due to increased sales), partially offset by a decrease in travel expenses.

•

General and administrative costs increased $9,000, or 3.2%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, general and administrative costs increased $62,000, or 10.7%, when compared to the same period in 2013. For the three months ended June 30, 2014, the increase was due to higher noncash compensation expense related to stock options granted during the current quarter and 2013 third quarter, partially offset by a decrease in stock handling fees due to the timing of our year-end reporting. For the six months ended June 30, 2014, the increase was due to higher noncash compensation expense related to stock options granted during the current quarter and 2013 third quarter, insurance expense due to a new director and officer liability insurance policy, wages and salaries due to changes in management, and legal and professional fees incurred related to the acquisition completed in February 2014.

•

Research and development costs increased $104,000, or 92.9%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, research and development costs increased $151,000, or 65.6%, when compared to the same period in 2013. For the three and six months ended June 30, 2014, the increase was due to an increase in wages and benefits due to changes in management responsibilities and lab testing fees for product approval for hazardous locations.

Non-Operating Income

Non-operating income decreased by $100,000, or 33.0%, for the three-month period ended June 30, 2014 compared to the same period for 2013. For the six months ended June 30, 2014, non-operating income increased $342,000, or 83.2%, when compared to the same period in 2013. During the three months ended June 30, 2014, the decrease is due to a lower number of shares of Rudolph Technologies, Inc. (“Rudolph”) stock sold and an increase in interest expense. During the three months ended June 30, 2014 and 2013, we sold 18,240 and 24,431 shares, respectively, of Rudolph stock and recognized a gain of $203,000 and $297,000, respectively. During the three months ended June 30, 2014, we recognized $5,000 of interest expense related to our 2014 acquisition. For the six months ended June 30, 2014, the increase is primarily due to an increase in the number of shares of Rudolph sold, partially offset by an increase in interest expense. During the six months ended June 30, 2014 and 2013, we sold 67,419 and 31,931 shares, respectively, of Rudolph stock and recognized a gain of $750,000 and $400,000, respectively. During the six months ended June 30, 2014, we recognized $7,000 of interest expense related to our 2014 acquisition.

Income Before Income Taxes

Income before income taxes was $311,000 for the three months ended June 30, 2014, representing a decrease of $104,000, or 25.1%, when compared to the same period in 2013. Income before income taxes was $926,000 for the six months ended June 30, 2014, representing an increase of $322,000, or 53.3%, when compared to the same period in 2013.

The Production Monitoring Division had income before income taxes of $107,000 for the three months ended June 30, 2014 compared to $117,000 for the same period in 2013, a decrease of $10,000, or 8.5%. For the six months ended June 30, 2014, the Production Monitoring Division had income before income taxes of $174,000 compared to $201,000 for the same period in 2013, a decrease of $27,000, or 13.4%. These decreases in income before income taxes were mainly due to increased expenses (see “Operating Expenses”), including interest expense on the acquisition note payable.

ESI Investment Company had income before taxes of $204,000 for the three-month period ended June 30, 2014 compared to $298,000 for the same period in 2013 a decrease of $94,000, or 31.5%. ESI Investment Company had income before taxes of $752,000 for the six-month period ended June 30, 2014 compared to $403,000 for the same period in 2013, an increase of $349,000, or 86.6%. The changes for the two periods were a result of the gain realized on sales of available-for-sale securities in 2014 compared to 2013 (see “Non-Operating Income”).

The net decrease in the unrealized value of available-for-sale securities was $283,000 and $674,000 for the three and six months, respectively, ended June 30, 2014. The net decrease is due to the sale of Rudolph stock, which resulted in a $203,000 and $750,000 realized gain on the sales, and the decrease in the market price of Rudolph during the three and six months, respectively, ended June 30, 2014. ESI Investment Company has approximately $1,598,000 in unrealized gain on the Rudolph investment with period change in unrealized value, which is reported in Other Comprehensive Income (Loss) (see Note 4 “Investments” in the notes to the accompanying consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $837,000 at June 30, 2014, and $1,505,000 at December 31, 2013. The decrease was mainly from investing activities. As of June 30, 2014 and December 31, 2013, the Company owned $6,334,000 and $5,227,000, respectively, in Treasury Bills with a maturity of more than three months from the date of purchase. We owned $5,424,000 in Treasury Bills with a maturity of more than three months from the date of purchase as of June 30, 2013. The Company paid $400,000 for the acquisition of the HazardPROTM wireless hazard monitoring technology in February 2014.

Cash from operating activities was $90,000 for the six months ended June 30, 2014, compared to cash used in operating activities of $283,000 for the six months ended June 30, 2013. Cash from operating activities increased $373,000 for the six months ended June 30, 2014 when compared to the same period in 2013 mainly due to the increase in accounts payable and accrued income taxes, offset by a decrease in net income adjusted for the gain on sales of available-for-sale securities and noncash stock compensation. The net change in accounts payable is due to the increase in the payable balance of $102,000 at June 30, 2014 when compared to the prior year and a decrease in the payable balance of $4,000 at June 30, 2013 when compared to the prior year. The increase in the prior year is due to the purchase of inventory for HazardPROTM parts. The net change in income taxes was due to an increase in the payable balance of $97,000 at June 30, 2014 when compared to the prior year and a decrease in the payable of $249,000 at June 30, 2013 when compared to the prior year. The 2014 payable increase resulted from the increase in gain on sales of available-for-sale securities when comparing 2014 to 2013. The Company paid the 2012 tax year balance due in March 2013.

Cash used in investing activities was $762,000 for the six months ended June 30, 2014 and cash from investing activities was $218,000 for the six months ended June 30, 2013. The Company had net purchases of Treasury Bills with a maturity date of more than three months from the date of purchase of $1,105,000 in 2014 compared to $175,000 in 2013. In addition, the Company acquired the Harvest Engineering, Inc. wireless hazard monitoring technology and Insta-Link product family in February 2014, paying $400,000 and financing the remaining purchase price through a seller-financed note. We received $759,000 on the sales of available-for-sale securities during the six months ended June 30, 2014 compared to $405,000 received during the six months ended June 30, 2013.

The Company issued a non-interest bearing note payable to Harvest Engineering, Inc. for $800,000, payable in annual installments of $400,000. In addition, the agreement includes an earn-out that is payable if specified revenue targets are met over the four calendar years following closing. The maximum amount of the earn-out is $550,000. The estimated fair value of the earn-out is $472,000 as of June 30, 2014.

Cash from financing activities was $4,000 for the six months ended June 30, 2014, compared to cash used in financing activities of $266,000 for the six months ended June 30, 2013. During the six-month period ended June 30, 2013, we paid aggregate dividends of $272,000. We did not pay any dividends during the six months ended June 30, 2014. During the six-month periods ended June 30, 2014 and 2013, we had $4,000 and $6,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital.

Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

As of June 30, 2014, our primary investment is 163,917 shares of Rudolph Technologies, Inc., listed on the Nasdaq stock market, accounted for using the available-for-sale method. The investment is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of June 30, 2014, the Company had no off-balance sheet arrangements or transactions.

February 2014 Acquisition and Future Business Development Activities

During the first quarter of 2014, the Company acquired assets of Harvest Engineering, Inc. that include wireless hazard monitoring technology system and Insta-Link product family, together with related technology and intellectual property rights, for a total purchase price of $1,643,000. The Company will manufacture and service this new hazard monitoring product line at its Minnetonka, Minnesota facility and market and sell the products under its new HazardPROTM product line.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

August 13, 2014	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

August 13, 2014	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller and Principal Accounting Officer

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2014

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Controller and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (iv) Notes to Consolidated Financial Statements.