Form 10-Q
period 2014-09-30
ELECTRO SENSORS INC
filed 2014-11-12
CIK 351789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 10, 2014 was 3,395,521.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)

Current assets

Cash and cash equivalents	$887	$1,505
Treasury bills	6,543	5,227
Available-for-sale securities	1,252	2,718
Trade receivables, less allowance for doubtful accounts of $8	873	746
Inventories	1,265	1,060
Other current assets	180	136

Total current assets	11,000	11,392

Intangible asset, net	1,564	0

Property and equipment, net	1,175	1,217

Total assets	$13,739	$12,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$381	$0
Accounts payable	216	59
Accrued expenses	445	265
Accrued income tax	51	0

Total current liabilities	1,093	324

Long-term liabilities

Note payable – long term	390	0
Contingent earn-out	472	0
Deferred income tax liability	452	1,022

Total long–term liabilities	1,314	1,022

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,395,521 and 3,394,707 shares, respectively	340	339
Additional paid-in capital	1,800	1,746
Retained earnings	8,462	7,547
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	730	1,631

Total stockholders’ equity	11,332	11,263

Total liabilities and stockholders’ equity	$13,739	$12,609

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$1,917	$1,708	$5,379	$4,813
Cost of goods sold	770	727	2,246	2,042

Gross profit	1,147	981	3,133	2,771

Operating expenses:
Selling and marketing	409	378	1,197	1,163
General and administrative	327	444	971	1,026
Research and development	186	144	567	374

Total operating expenses	922	966	2,735	2,563

Operating income	225	15	398	208

Non-operating income (expense):
Gain on sale of available-for-sale securities	258	129	1,008	530
Other income	3	3	11	11
Interest expense	(5)	0	(12)	0
Interest income	0	3	2	5

Total non-operating income	256	135	1,009	546

Income before income taxes	481	150	1,407	754

Provision for income taxes	168	46	492	214

Net income	$313	$104	$915	$540

Other comprehensive income (loss):
Change in unrealized value of available-for-sale securities, net of income tax	$(67)	$41	$(276)	$(310)
Reclassification of gains included in net income, net of income tax	(160)	(80)	(625)	(329)
Net change in other comprehensive loss	(227)	(39)	(901)	(639)

Net comprehensive income (loss)	$86	$65	$14	$(99)

Net income per share data:

Basic
Net income per share	$0.09	$0.03	$0.27	$0.15
Weighted average shares	3,395,521	3,394,696	3,395,515	3,394,033

Diluted
Net income per share	$0.09	$0.02	$0.25	$0.15
Weighted average shares	3,658,751	3,511,784	3,652,761	3,448,064

Dividends paid per share	$0.00	$0.00	$0.00	$0.08

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from (used in) operating activities

Net income	$915	$540

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	120	82
Gain on sale of available-for-sale securities	(1,008)	(530)
Deferred income taxes	(17)	(21)
Interest accrued on investments	(2)	(4)
Stock-based compensation expense	51	149
Change in allowance for doubtful accounts	0	(2)
Loss on disposal of property and equipment	1	0
Change in, net of acquisition:
Trade receivables	(127)	(126)
Inventories	(205)	70
Other current assets	1	(83)
Accounts payable	157	2
Accrued expenses	180	147
Accrued income taxes	51	(289)

Net cash from (used in) operating activities	117	(65)

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	1,020	536
Purchases of treasury bills	(9,676)	(5,426)
Proceeds from the maturity of treasury bills	8,362	5,251
Cash paid for acquisition	(400)	0
Purchase of property and equipment	(45)	(18)

Net cash from (used in) investing activities	(739)	343

Cash flows from (used in) financing activities

Proceeds from issuances of common stock	4	8
Dividends paid	0	(272)

Net cash from (used in) financing activities	4	(264)

Net increase (decrease) in cash and cash equivalents	(618)	14

Cash and cash equivalents, beginning	1,505	1,102
Cash and cash equivalents, ending	$887	$1,116

Supplemental cash flow information
Cash paid for income taxes	$462	$524

Supplemental disclosure of non-cash investment and financing activities
Note payable issued to fund acquisition, net of discount	$771	$0

Contingent consideration recorded in connection with the acquisition	$472	$0

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
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

It is the opinion of management that the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2014 and for the three and nine-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company.”

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and motor control systems for a variety of industrial machinery. The Company uses leading-edge technology to continuously improve its products and make them easier to use with the ultimate goal of manufacturing the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers and processors who use the products to monitor process machinery operations. The Company markets its products to a variety of industries located throughout the United States, Canada, Latin America, Europe, and Asia.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses, primarily when the Company believes that these investments will facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, invests in other businesses, the Company does not intend to become an investment company and intends to remain primarily an operating company. The Company’s primary investment is 138,217 shares of Rudolph Technologies, Inc. (“Rudolph”) which the Company accounts for using the available-for-sale method. See Note 4 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Revenue Recognition

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. The Company recognizes revenue upon shipment because the contracts do not include post-shipment obligations. The Company may offer discounts that are recorded at the time of sale. In addition to exchanges and warranty returns, customers have limited refund rights. Historically, returns have been minimal and immaterial to the consolidated financial statements and are generally recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. Revenue associated with these advance payments is deferred until the product is shipped.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized. There were no other-than-temporary impairments in either of the nine-month periods ended September 30, 2014 and 2013.

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

The carrying values of cash equivalents, treasury bills, commercial paper, money market funds, trade receivables, accounts payable, and other working capital items approximate fair value at September 30, 2014 and December 31, 2013 due to the short maturity nature of these instruments.

Stock Based Compensation

The Company uses the straight-line method to recognize compensation expense based on the fair value on the date of grant over the requisite service period required for each award to vest. The fair value of stock options is estimated using the Black-Sholes-Merton (“BSM”) option pricing model, which incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield, and expected life of options.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(in thousands except share and per share amounts)
(unaudited)

Income Taxes

Deferred income taxes are presented as assets or liabilities based on timing differences between financial reporting and tax reporting methods. The Company computes deferred income tax assets and liabilities, and reports differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which the Company expects these income tax assets and liabilities to affect taxable income. Income tax expense (benefit) is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. No valuation allowance was deemed necessary at September 30, 2014 and December 31, 2013.

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

The transaction was recorded as a business combination and the results of operations have been included in the consolidated statement of comprehensive income (loss) since the date of acquisition. Acquisition fees of approximately $15 incurred in connection with the transaction were recorded in operating expenses for the nine months ended September 30, 2014.

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

The following table summarizes the estimated fair values of the assets acquired at the acquisition date:

In process research and development	$1,478
Not-to-compete agreement	120
Deferred service costs	45
Total assets acquired	$1,643

The not-to-compete agreement is being amortized over a five-year period. The fair value of the not-to-compete agreement was estimated using a discounted cash flow model. The unobservable inputs are considered Level 3 inputs in the fair value hierarchy.

The Company has not presented pro forma results of operations for the current acquisition because the acquisition is not material to the Company’s consolidated results of operations, financial position or cash flows.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
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

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2014
Money Market	$353	$0	$0	$353
Commercial Paper	345	0	0	345
Treasury Bills	6,543	0	0	6,543
Equity Securities	74	1,233	(55)	1,252
	7,315	1,233	(55)	8,493
Less Cash Equivalents	698	0	0	698
Total Investments, September 30, 2014	$6,617	$1,233	$(55)	$7,795

December 31, 2013
Money Market	$540	$0	$0	$540
Commercial Paper	601	0	0	601
Treasury Bills	5,226	1	0	5,227
Equity Securities	86	2,686	(54)	2,718
	6,453	2,687	(54)	9,086
Less Cash Equivalents	1,141	0	0	1,141
Total Investments, December 31, 2013	$5,312	$2,687	$(54)	$7,945

At September 30, 2014 and December 31, 2013, the Company’s significant investment in equity securities was 138,217 and 231,336 shares, respectively, of Rudolph, accounted for under the available-for-sale method. As of September 30, 2014 and December 31, 2013, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange (ticker symbol RTEC) was approximately $1,251 and $2,716, respectively, with an approximate cost of $18 and $30, respectively. During the three-month periods ended September 30, 2014 and 2013, the Company sold 25,700 and 10,000 shares, respectively, of Rudolph stock and reported gains of $258 and $129, respectively, in non-operating income. During the nine-month periods ended September 30, 2014 and 2013, the Company sold 93,119 and 41,931 shares, respectively, of Rudolph stock and reported gains of $1,008 and $529, respectively, in non-operating income.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(in thousands except share and per share amounts)
(unaudited)

Note 5. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2014

	Carrying amount in consolidated balance sheet
			Fair Value Measurement Using
		Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money Market	$353	$353	$353	$0	$0
Commercial Paper	345	345	345	0	0
Treasury Bills	6,543	6,543	6,543	0	0
Available for sale:
Equities:
Small Cap Technology Sector	1,252	1,252	1,252	0	0
Liabilities:
Contingent Earn-out	472	472	0	0	472

December 31, 2013

	Carrying amount in consolidated balance sheet
			Fair Value Measurement Using
		Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money Market	$540	$540	$540	$0	$0
Commercial Paper	601	601	601	0	0
Treasury Bills	5,227	5,227	5,227	0	0
Available for sale:
Equities:
Small Cap Technology Sector	2,718	2,718	2,718	0	0

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

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

Balance at December 31, 2013	$0
Additions (Note 2)	472
Balance at September 30, 2014	$472

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(in thousands except share and per share amounts)
(unaudited)

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2014	December 31, 2013
Raw Materials	$797	$658
Work In Process	263	226
Finished Goods	205	176
Total Inventories	$1,265	$1,060

Note 7. Property and Equipment

The following is a summary of property and equipment:

	September 30, 2014	December 31, 2013
Equipment	$266	$272
Furniture & Fixtures	380	388
Building	1,365	1,365
Land	415	415
	2,426	2,440
Less Accumulated Depreciation	1,251	1,223

Total Property and Equipment	$1,175	$1,217

Note 8. Net Intangible Assets

Our intangible assets are comprised of a Not-to-Compete and the HazardPROTM technology. The Not-to-Compete is being amortized over five years and the HazardPROTM technology is being amortized over seven years, in both cases on a straight-line basis.

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Not-to-Compete	$120	$16	$104
Technology	1,478	18	1,460
Net Intangible Assets	$1,598	$34	$1,564

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(in thousands except share and per share amounts)
(unaudited)

Note 9. Note Payable

The note payable consists of the following at September 30, 2014:

Note Payable	$800
Payable in two annual installments of principal of $400 with a maturity date of February 2016. This note is non-interest bearing and unsecured.

Less: Discount of debt instrument listed above	(29)
Net Note Payable	771
Less: Current Maturities	381
Note Payable – Long Term	$390

Scheduled maturities of the note payable are as follows at September 30, 2014

October 1, 2014 to September 30, 2015	$381
October 1, 2015 to September 30, 2016	390
Total	$771

Note 10. Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the BSM model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company calculates expected volatility for stock options and awards using historical volatility because the Company believes the future volatility will approximate historical volatility. At September 30, 2014, the Company had one active stock-based employee compensation plan.

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

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model are as follows:

	Nine Months Ended September 30
	2014	2013
Dividend Yield	0.00%	0.00%
Expected Volatility	44.11%	44.27-45.00%
Risk Free Interest Rate	2.02%	1.33-1.92%
Expected Life	6 Years	5.5-6 Years

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(in thousands except share and per share amounts)
(unaudited)

The Company recognized compensation expense of approximately $51 and $149 during the nine months ended September 30, 2014 and 2013, respectively, in connection with the issuance of the options.

There were no stock options exercised during the nine-month period ended September 30, 2014. During the nine-month period ended September 30, 2014, 14,480 stock options outstanding were forfeited.

A summary of the Company’s stock option plan as of September 30, 2014 and changes during the nine months then ended is listed below:

	Number of Shares	Weighted- Average Exercise Price
Balance at January 1, 2014	246,980	$4.53
Granted	25,000	4.39
Exercised	0
Canceled/forfeited/expired	14,480	4.16
Balance at September 30, 2014	257,500	$4.54
Vested and exercisable as of September 30, 2014	132,500

The Company has two equity plans with options outstanding. This roll forward includes both plans.

As of September 30, 2014, there was approximately $188 of unrecognized compensation expense. The Company expects to recognize this expense over the next four years. There was no intrinsic value in the options outstanding or exercisable as of September 30, 2014 as all exercise prices were greater than the current fair market value as of that date.

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

The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
External sales
Production monitoring	$1,917	$1,708	$5,379	$4,813
Total	$1,917	$1,708	$5,379	$4,813

Income before income taxes
Production monitoring	$223	$18	$397	$220
Investments	258	132	1,010	534
Total	$481	$150	$1,407	$754

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. New estimates for the allocation of the purchase price for acquired tangible and intangible assets and the contingent earn-out have been added to the estimates discussed in our Annual Report.

The following table contains selected financial information, for the periods indicated, from our consolidated statements of comprehensive income (loss) expressed as a percentage of net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	40.2	42.6	41.8	42.4
Gross profit	59.8	57.4	58.2	57.6

Operating expenses:
Selling and marketing	21.3	22.1	22.3	24.2
General and administrative	17.1	26.0	18.0	21.3
Research and development	9.7	8.4	10.5	7.8
Total operating expenses	48.1	56.5	50.8	53.3

Operating income	11.7	0.9	7.4	4.3

Non-operating income (expense):
Interest expense	(0.3)	0.0	(0.2)	0.0
Gain on sale of available-for-sale securities	13.5	7.5	18.7	11.0
Interest income	0.0	0.2	0.0	0.1
Other income	0.2	0.2	0.2	0.2
Total non-operating income	13.4	7.9	18.7	11.3

Income before income taxes	25.1	8.8	26.1	15.6

Provision for income taxes	8.8	2.7	9.1	4.4

Net income	16.3%	6.1%	17.0%	11.2%

The following discusses the Company’s performance for the three and nine months ended September 30, 2014 and 2013.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three-month period ended September 30, 2014 increased $209,000, or 12.2%, when compared to the same period in 2013. Net sales for the nine-month period ended September 30, 2014 increased $566,000, or 11.8%, when compared to the same period in 2013. The increase in both periods was primarily due to strong performance in our central U.S. regions, which increased 37.3% and 20.9% in the respective three-month and nine-month periods, compared to the same 2013 periods. In the 2014 third quarter, we also experienced strong performance in the grain, feed, and milling market segments, which we believe was a result of facility expansion and plant upgrades in anticipation of large harvest volumes of corn and soybeans.

Consistent with our prior disclosures, we continue to integrate and deploy the HazardPROTM wireless hazard monitoring technology acquired earlier in 2014 and continue to believe these products will be accretive to our quarterly earnings per share beginning in the 2015 second quarter.

Gross Margin

Gross margin for the three-month period ended September 30, 2014 was 59.8% versus 57.4% for the same period in 2013. For the nine-month periods ended September 30, 2014 and 2013, gross margins were 58.2% and 57.6%, respectively. The increase in gross margin, for both periods, was primarily due to a change in the mix of products sold. We continue our efforts to maintain or increase gross margin by designing and manufacturing products in the most cost effective manner.

Operating Expenses

Total operating expenses decreased $44,000, or 4.6%, for the three months ended September 30, 2014 when compared to the same period in 2013. Operating expenses for the nine months ended September 30, 2014 increased $172,000, or 6.7% compared to the same 2013 period. As a percentage of revenue, however, operating expenses decreased to 48.1% in the 2014 three-month period compared to 56.5% in the same period for 2013 and decreased to 50.8% in the 2014 nine-month period compared to 53.3% for the same period in 2013.

•

Selling and marketing costs increased $31,000, or 8.2%, for the three months ended September 30, 2014 when compared to the same period in 2013. For the nine months ended September 30, 2014, selling and marketing costs increased $34,000, or 2.9%, over the same period in 2013. The increase for both the three- and nine-month periods was due to both higher sales compensation due to increased sales and to higher travel expenses.

•

General and administrative costs decreased $117,000, or 26.4%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, general and administrative costs decreased $55,000, or 5.4%, when compared to the same period in 2013. The decrease in the three-month period was primarily due to a decrease of approximately $133,000 of noncash stock compensation expense related to stock options granted during the 2013 third quarter. This decrease was partially offset by increases in depreciation and amortization and expenses related to developing post-closing deliverables, which are both related to the technology purchased in February 2014. The decrease in the nine-month period was primarily due to a decrease of approximately of $98,000 of noncash stock compensation expense related to stock options granted during the 2013 third quarter. The decrease was partially offset by increases in depreciation and amortization and expenses related to developing post-closing deliverables, which are both related to the technology purchased in February 2014, and insurance expense due to a new director and officer liability insurance policy.

•

Research and development costs for the three months ended September 30, 2014 increased $42,000, or 29.2%, compared to the same period in 2013. For the nine months ended September 30, 2014, research and development costs increased $193,000, or 51.6%, when compared to the same period in 2013. For the three months ended September 30, 2014, the increase was due to development of new prototypes and an increase in wages and benefits due to changes in management responsibilities. For the nine months ended September 30, 2014, the increase resulted from an increase in wages and benefits due to changes in management responsibilities, lab testing fees for product approval for hazardous location and development of new prototypes.

Non-Operating Income

Non-operating income increased by $121,000, or 89.6%, for the three-month period ended September 30, 2014 compared to the same period for 2013. For the nine months ended September 30, 2014, non-operating income increased $463,000, or 84.8%, when compared to the same period in 2013. The increase for the 2014 three- and nine-month periods is due to a higher number of shares of Rudolph Technologies, Inc. (“Rudolph”) stock sold, partially offset by an increase in interest expense. During the three months ended September 30, 2014 and 2013, we sold 25,700 and 10,000 shares, respectively, of Rudolph stock and recognized gains of $258,000 and $129,000, respectively, on the sales. During the nine months ended September 30, 2014 and 2013, we sold 93,119 and 41,931 shares, respectively, of Rudolph stock and recognized gains of $1,008,000 and $529,000, respectively, on the sales. During the three and nine months ended September 30, 2014, we recognized $5,000 and $12,000, respectively, of interest expense related to our 2014 technology acquisition.

Income Before Income Taxes

Income before income taxes was $481,000 for the three months ended September 30, 2014, representing an increase of $331,000, or 220.7%, when compared to the same period in 2013. Income before income taxes was $1,407,000 for the nine months ended September 30, 2014, representing an increase of $653,000, or 86.6%, when compared to the same period in 2013.

The Production Monitoring Division had income before income taxes of $223,000 for the three months ended September 30, 2014 compared to $18,000 for the same period in 2013, an increase of $205,000, or 1138.9%. For the nine months ended September 30, 2014, the Production Monitoring Division had income before income taxes of $397,000 compared to $220,000 for the same period in 2013, an increase of $177,000, or 80.5%. The increase in income before income taxes for the three and nine months ended September 30, 2014 was due to the increase in sales, higher gross profits, and lower operating costs as a percentage of sales than in the 2013 periods. (See “Operating Expenses”).

ESI Investment Company had income before income taxes of $258,000 for the three-month period ended September 30, 2014 compared to $132,000 for the same period in 2013, an increase of $126,000, or 95.5%. ESI Investment Company had income before income taxes of $1,010,000 for the nine-month period ended September 30, 2014 compared to income before income taxes of $534,000 for the same period in 2013, an increase of $476,000, or 89.1%. These increases were a result of the greater gain on the sales of available-for-sale securities in 2014 compared to 2013 (see “Non-Operating Income”).

The net decrease in the unrealized value of available-for-sale securities was $227,000 and $901,000 for the three and nine months, respectively, ended September 30, 2014. The net decrease is due to the sale of Rudolph stock, which resulted in a $258,000 and $1,008,000 gain on the sales, and the decrease in the market price of Rudolph during the three and nine months, respectively, ended September 30, 2014. ESI Investment Company has approximately $1,233,000 in unrealized gain on the Rudolph investment that is reported in Other Comprehensive Income (see Note 4 “Investments” in the notes to the accompanying consolidated financial statements).

Provision for Income Taxes

Income taxes for the three-month periods increased from $46,000 in 2013 to $168,000 in 2014 and for the nine-month periods increased from $214,000 in 2013 to $492,000 in 2014, reflecting higher income in both 2014 periods. Income taxes increased as a percentage of sales because of significant gains on sale of available-for-sale securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $887,000 at September 30, 2014 and $1,505,000 at December 31, 2013.

Cash from operating activities was $117,000 for the nine months ended September 30, 2014, compared to cash used in operating activities of $65,000 for the nine months ended September 30, 2013. Cash from operating activities increased $182,000 for the nine months ended September 30, 2014 when compared to the same period in 2013, mainly due to the net change in accounts payable and accrued income taxes, partially offset by the net change in inventories and the decrease in net income, adjusted for the gain on sales of available-for-sale securities. The net change in accounts payable was due to the timing of inventory purchases. The net change in income taxes was due to an increase in the payable balance of $44,000 at September 30, 2014 when compared to the prior year and a decrease in the payable of $289,000 at September 30, 2013 when compared to the prior year. The 2014 payable increase resulted from the increase in operating income and the gain on sales of available-for-sale securities when comparing 2014 to 2013. The Company paid the 2012 tax year balance due in March 2013. The net change in inventories was due to increased 2014 sales and the purchase of HazardPROTM components.

Cash used in investing activities was $739,000 compared to cash generated from investing activities of $343,000 for the nine months ended September 30, 2014 and 2013, respectively. The Company had net purchases of Treasury Bills with a maturity date of more than three months from the date of purchase of $1,314,000 in 2014 compared to $175,000 in 2013. In addition, the Company acquired the Harvest Engineering, Inc. wireless hazard monitoring technology and Insta-Link product family in February 2014, paying $400,000 and financing the remaining purchase price through a seller-financed note. We received $1,020,000 on the sales of available-for-sale securities during the nine months ended September 30, 2014 compared to $536,000 received during the nine months ended September 30, 2013. In addition, we purchased $45,000 and $18,000 of property and equipment for the nine months ended September 30, 2014 and 2013, respectively.

The Company issued an $800,000 non-interest bearing note payable to Harvest Engineering, Inc., payable in annual installments of $400,000. In addition, the agreement includes an earn-out that is payable if specified revenue targets are met over the four calendar years following closing. The maximum amount of the earn-out is $550,000. The estimated fair value of the earn-out is $472,000 as of September 30, 2014.

Cash generated from financing activities was $4,000 for the nine months ended September 30, 2014, compared to cash used in financing activities of $264,000 for the nine months ended September 30, 2013. During the nine-month period ended September 30, 2013 we paid aggregate dividends of $272,000. We did not pay any dividends during the nine months ended September 30, 2014. During the nine-month periods ended September 30, 2014 and 2013, the Company had $4,000 and $8,000, respectively, in stock purchases under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

As of September 30, 2014, our primary investment is 138,217 shares of Rudolph Technologies, Inc., listed on the Nasdaq Stock Exchange, accounted for using the available-for-sale method. The investment is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of September 30, 2014, the Company had no off-balance sheet arrangements or transactions.

February 2014 Acquisition and Future Business Development Activities

During the first quarter of 2014, the Company acquired certain assets of Harvest Engineering, Inc., which include wireless hazard monitoring technology and Insta-Link product family, together with related technology and intellectual property rights, for a total purchase price of $1,643,000. The Company will manufacture and service this new hazard monitoring product line at its Minnetonka, Minnesota facility and market and sell the products under its new HazardPROTM product line.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

November 12, 2014	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

Electro-Sensors, Inc.

November 12, 2014	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (iv) Notes to Consolidated Financial Statements.