Form 10-K
period 2014-12-31
ELECTRO SENSORS INC
filed 2015-03-18
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or
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

(952) 930-0100
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.10 par value, registered on the NASDAQ Capital Market
Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $7,000,000 based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market® on June 30, 2014.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 13, 2015 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2014

PART I

Item 1.	Business.

Introduction

Electro-Sensors, Inc. (“we,” “us,” “our,” the “Company” or “ESI”) is engaged in manufacturing and selling industrial production monitoring and process control systems.

In addition, through our subsidiary ESI Investment Company, we periodically make strategic investments in other businesses and companies, primarily when we believe that these investments will facilitate the development of technology complementary to our existing products. Although we invest in other businesses and companies through our subsidiary ESI Investment Company, we do not intend to become an investment company and intend to remain primarily an operating company.  As of March 12, 2015, our primary investment is 49,066 shares of Rudolph Technologies, Inc., which is accounted for using the available-for-sale method.

Unless indicated otherwise, the terms “Company” and “ESI” when used herein, include Electro-Sensors, Inc. and its consolidated subsidiaries. As of December 31, 2014, ESI had two consolidated subsidiaries: ESI Investment Company and Senstar Corporation.  Senstar Corporation has no business operations.

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

We have a sales agreement with Motrona GmbH, a West German manufacturer of control and interface devices, giving us rights to distribute its products in the United States.  These products interface with our products on various applications.

We believe that a wide variety of organizations can achieve significant savings in both time and materials by adding production monitoring and drive control technology to existing processes to coordinate the operation of related machines. Our products are sold into both the “retro-fit” market and into new manufacturing or processing systems.

In 2008, we introduced our Electro-Sentry 1 hazard monitoring system, which integrates our sensors for montioring temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring.  The system enables our customers to locate which part of their material handling system is operating incorrectly, typically in less than ten seconds, by using visual diagrams on a touch screen.  In 2012, we introduced the Electro-Sentry 16 hazard monitoring system and added new features to the Electro-Sentry 1 system.

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

In 2014, we introduced a process meter for analog output sensors, such as our TT420, temperature sensors, ST420, speed sensors, and SG1000, slide gate position monitor.

On February 18, 2014, the Company purchased the Insta-Link wireless hazard technology monitoring system and product family, together with related technology and intellectual property rights,  from Harvest Engineering Inc., a privately held Illinois-based corporation, and its affiliated parties and owners (“Harvest”). The Company is marketing the wireless hazard monitoring products under its new HazardPROTM product line and manufacturing and servicing these products at its Minnetonka, Minnesota facility.  The Company agreed to pay $1,200,000 for the product line, of which $400,000 was paid at closing, and additional payments of $400,000 will be paid on each of the first and second anniversary of the closing.  Harvest may earn up to an additional $550,000 of purchase price, depending upon the achievement of revenue measures during the four calendar years following the closing.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors located throughout the United States, Canada, Mexico, Chile, Colombia, Guatemala, Peru, United Kingdom, Egypt, Saudi Arabia, Australia, China, Korea, Malaysia, Philippines, and Singapore.  Sales to customers outside the United States represent approximately 14% of sales.  The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers.  These products are sold to businesses in a wide variety of industries, including grain, feed, biofuels, food processing, chemicals, agricultural, mining, utility, forest products, steel, tire, glass and electronics.  Any business that uses machinery with a rotating shaft is a potential customer.

We advertise in national industrial periodicals that cover a range of industrial products and attend several local, national and international tradeshows designated for the industry throughout the year.  We also use our corporate website and other related industry websites for advertising and marketing purposes.

Competition

We face substantial competition in the sale of our production monitoring systems from a broad range of industrial and commercial businesses.   Many of these competitors are well established and larger than us in terms of total sales volume. Among our larger competitors are Danaher Controls, Red Lion Controls, 4B Elevator Components Ltd., and Durant Corporation.  We believe our competitive advantages include our products superior design and quality, the fact that our products are sold as ready-to-install units, and they can be used in a wide range of applications.  Our major disadvantages include the fact that our major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

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

The name “Electro-Sensors” is a trademark registered with the U.S. Patent and Trademark Office (“USPTO”), as Reg. No. 1,142,310. We believe this trademark has been and will continue to be useful in developing and protecting market recognition for our products.  We established the HazardPROTM trademark in the first quarter of 2014 and intend to register the trademark with the USPTO during 2015.

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

Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.

Governmental Approvals

We are not required to obtain governmental approval of our products.

Effect of Governmental Regulations

We do not believe that any existing or proposed governmental regulations will have a material effect on our business.

Research and Development

We invest in research and development programs to develop new products in related markets and to integrate state of the art technology into existing products.  We incurred research and development expenses of $810,000 and $560,000 during 2014 and 2013, respectively.  Our development projects are undertaken based upon the identified specific needs of our customer base.

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

Employees

As of March 13, 2015, we had 33 employees, all of whom are full-time.  We believe that our relations with our employees are good.  None of our employees are members of unions.

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

Further, investments held by our subsidiary, ESI Investment Company, are subject to significant positive and negative changes in value. In particular, our significant investment in Rudolph Technologies, Inc. has experienced substantial value fluctuations, both negative and positive, which are expected to continue.  Our current intention is to continue to gradually liquidate our investment securities.

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements relating to management’s intentions that we not become an investment company, our expectations and intentions with respect to growth, statements relating to management’s beliefs with respect to our marketing and product development, our expectations and beliefs with respect to the value of our intellectual property, our beliefs with respect to our competitive position in the marketplace, our beliefs with respect to the effect of governmental regulations on our business, our beliefs with respect to our employee relations, our intention with respect to gradually liquidating our investment securities to finance working capital needs, our expectations and beliefs with respect to the future performance of our investment securities, the adequacy of our facilities, expansion of our number of manufacturer’s representatives and exclusive distributors, our intention to develop new products, the possibility of acquiring compatible businesses as part of our growth strategy, and our expectations with respect to our cash requirements and use of cash.

Forward-looking statements cannot be guaranteed and actual results may vary materially due to the uncertainties and risks, known and unknown, associated with such statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause these results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include our ability to:

●	successfully develop new products;

●	successfully integrate the wireless hazard technology and product line we purchased in February 2014;

●	quickly and successfully adapt to changing industry technological standards;

●	comply with existing and changing industry regulations;

●	manage cash requirements;

●	attract and retain new manufacturer’s representatives and distributors;

●	attract and retain key personnel, including senior management;

●	adapt to changing economic conditions and manage downturns in the economy in general; and

●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All operations are conducted within this facility.  The facility is in excellent condition and we continue to maintain and update the facility as necessary.  We believe the facility will be adequate for our needs in 2015.

Item 3.	Legal Proceedings.

We are not the subject of any legal proceedings as of the date of this filing.  We are not aware of any threatened litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades on the Nasdaq Capital Market of The Nasdaq Stock Market® under the symbol “ELSE.” The following table sets forth the quarterly high and low reported last sales prices for our Common Stock for each period indicated as reported on the Nasdaq system.

	Period	High	Low

2014	First Quarter	$4.33	$3.94
	Second Quarter	$4.42	$3.86
	Third Quarter	$4.25	$3.42
	Fourth Quarter	$4.20	$3.09

2013	First Quarter	$4.62	$3.67
	Second Quarter	$4.66	$4.04
	Third Quarter	$4.83	$4.00
	Fourth Quarter	$4.59	$3.85

Based on data provided by our transfer agent, as of March 13, 2015, we had 77 shareholders of record who held 905,581 shares of the Company’s common stock.  In addition, nominees held an additional 2,489,940 shares for approximately 304 shareholders holding shares in street name.

The Company had paid cash dividends for a number of years, paying $272,000 in 2013 by paying cash dividends of $.04 per share on February 22, 2013 and May 24, 2013.  The Board did not pay dividends in the third and fourth quarter of 2013 and in February 2014, the Board formally suspended the dividend to give the Company flexibility to pursue opportunities for future growth.  The Board will continue to assess its capital resources and its working capital and liquidity needs, as well as strategic opportunities.  The Company will consider various options for increasing shareholder value.  These options may include acquisitions, partnerships, purchasing our own shares in the open market and in privately negotiated transactions, and resuming the payment of cash dividends.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 12 to our 2014 consolidated financial statements.  We did not repurchase any equity securities during the years ended December 31, 2014 and 2013, respectively.

The information required by Item 201(d) is set forth in Item 12 of this Form 10-K.

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

	Year Ended December 31,
	2014	2013
Net Sales	100.0%	100.0%
Cost of Goods Sold	42.0	42.8
Gross Profit	58.0	57.2

Operating Expenses
Selling and marketing	22.1	22.0
General and administrative	18.9	20.7
Research and development	11.5	8.6
Total Operating Expenses	52.5	51.3

Operating Income	5.5	5.9

Non-operating Income (Expense)
Gain on sale of available-for-sale securities	16.5	8.1
Other income	0.2	0.2
Interest income	0.0	0.1
Interest expense	(0.2)	0.0
Total Non-operating Income, Net	16.5	8.4

Income before Income Taxes	22.0	14.3

Income Taxes	6.5	3.5

Net Income	15.5%	10.8%

The following paragraphs discuss the Company’s performance for years ended December 31, 2014 and 2013.

Comparison of 2014 vs. 2013

Net Sales

Net sales increased $500,000 or 7.6%, to $7,041,000 in 2014 from $6,541,000 in 2013.  This increase was primarily driven by a 13.6% growth in sales to customers in the North Central U.S. led by strong performances in our agriculture and bulk material handling industry segments.  We believe much of this growth was generated by record setting corn and soybean volumes which resulted in a strong demand for storage, processing, and handling facilities.

On a product line basis, our Slide Gate Monitor family of products continued to be well received by our customers and achieved a greater than 30% increase in sales as compared to 2013. These products provide critical position data to our OEM and system integrator customers that typically supply systems to the bulk materials handling industry.

Additionally, our international business continues to represent an important part of our business strategy and represented approximately 14% of revenue.  Furthermore, during 2014 we sold and shipped into 46 countries.

Gross Profit

Gross profit for 2014 was 58.0% compared to 57.2% in 2013.  The slight increase in the gross margin was primarily due to a slight shift in the mix of products sold, and our focus on decreasing manufacturing costs.

Operating Expenses

Total operating expenses increased by $341,000, or 10.2%, to $3,695,000 in 2014 compared to $3,354,000 in 2013.  This increase was due to the following:

●
Selling and marketing expenses increased by $114,000, or 7.9%, to $1,556,000 in 2014 compared to $1,442,000 in 2013, but only increased slightly as a percentage of sales to 22.1% from 22.0%.  The increase was due to increased wages and benefit expense related to additional sales personnel and increased outside sales representative commissions due to higher sales, partially offset by decreases in contract personnel.

●
General and administrative expenses decreased by $23,000, or 1.7%, to $1,329,000 in 2014 compared to $1,352,000 in 2013, and decreased as a percentage of sales to 18.9% from 20.7%.  The decrease was due primarily to a higher level of noncash compensation expense related to stock option grants to non-employee directors and our chief executive officer and legal fees incurred in 2013 versus 2014.  The decreases were partially offset by higher amortization expense associated with the February 2014 acquisition of the HazardPRO technology.  Stock-based compensation for 2014 was approximately $67,000 compared to approximately $162,000 in 2013.

●
Research and development expenses increased $250,000, or 44.6%, to $810,000 in 2014 compared to $560,000 in 2013, and increased as a percentage of sales to 11.5% from 8.6%.  The 2014 increase resulted from higher wages and benefits due to changes in management responsibilities, lab testing fees for the certification of new products for use in hazardous locations, and the development of new product prototypes.

Operating Income

Operating income increased by $2,000 or 0.5%, to $391,000 in 2014 from $389,000 in 2013, but decreased slightly as a percentage of sales to 5.5% from 5.9%, due primarily to the sales and gross profit increases, offset by the increase in operating expenses discussed above, particularly research and development.

Non-Operating Income

ESI Investment Company continues to provide us with an alternative source of earnings through investments in available-for-sale securities and other investments.  We intend to remain an operations-based company. Our investments in available-for-sale securities are subject to significant positive and negative changes in value.  In addition to gains from the sale of investments, we also realize interest income from certain short-term holdings.

Non-operating income increased by $614,000 to $1,163,000 in 2014 from $549,000 in 2013, primarily as a result of additional realized gains on sales of shares of Rudolph Technologies, Inc.  The Company is in the process of slowly liquidating that investment.

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

Net Income After Tax

We reported net income of $1,094,000 in 2014 as compared to net income of $706,000 in 2013, an increase of $388,000, or 55.0%.  Basic and diluted earnings per share were $0.32 and $0.30, respectively, in 2014, compared to basic and diluted earnings per share of $0.20 in 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,190,000 and $1,505,000 at December 31, 2014 and 2013, respectively.  The decrease was mainly   due to net cash used in investing activities, as described below.  Working capital was $10,136,000 at 2014 year end compared to $11,068,000 at 2013 year end.

Cash generated from 2014 operating activities was $263,000, compared to $127,000 generated in 2013, an increase of $136,000.  The increase was primarily a result of a decrease in trade receivable, an increase in accounts payable and income tax accruals, partially offset by an increase in inventories.  The decrease in trade receivables is due to decreased sales in the fourth quarter of 2014.  The increase in accounts payable is due to the timing of inventory purchases.  The net change in income taxes was due to an increase in the payable balance of $78,000 at December 31, 2014 when compared to the prior year and a decrease in the payable of $314,000 at December 31, 2013 when compared to the prior year.  The 2014 payable increase resulted from the increase in the gain of available-for-sale securities when comparing 2014 to 2013.  The Company paid the 2012 tax year balance due in March 2013.  Those changes were partially offset by an increase in inventory due to increased sales and the purchase of HazardPROTM components.

Cash used in 2014 investing activities was $581,000, compared to $539,000 cash generated from investing activities in 2013.  We received $1,178,000 on the sale of available-for-sale securities during 2014 compared to $536,000 during 2013.  During 2014, the Company’s sales and purchases of Treasury Bills with maturity dates greater than three months resulted in net purchases of $1,313,000, compared to net proceeds of $26,000 in 2013.  In addition, the Company acquired the Harvest Engineering, Inc. wireless hazard monitoring technology and Insta-Link product families in February 2014, paying $400,000 and financing the remaining purchase price through a seller-financed note. We purchased $46,000 and $23,000 of property and equipment in the years ended December 31, 2014 and 2013, respectively.

Cash from financing activities in 2014 was $3,000 compared to cash used in financing activities of $263,000 for 2013.  During 2013, we paid aggregate dividends of $272,000.  During 2014 and 2013, we had $3,000 and $9,000, respectively, in stock purchases under our 1996 Employee Stock Purchase Plan.

Our ongoing cash usage requirements will be primarily used for capital expenditures, potential acquisitions, research and development, and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment is 122,649 and 231,336 shares of Rudolph Technologies, Inc. (“Rudolph”), as of December 31, 2014 and 2013, respectively, listed on the Nasdaq stock market.  We account for the Rudolph investment using the available-for-sale method.  The fair value of the Rudolph investment totaled $1,254,000 and $2,716,000 as of December 31, 2014 and 2013, respectively.  Our Rudolph shares are subject to fluctuations in price and could have a negative effect on our liquidity.  Liquid securities are periodically sold as deemed appropriate by management. The market value of the Rudolph stock as of March 12, 2015 was approximately $584,000.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. Those decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions.

Significant estimates, including the underlying assumptions, consist of the economic lives of property and equipment, realizability of accounts receivable, and valuation of deferred tax assets/liabilities, inventory, investments, allocation of the purchase price for acquired tangible and intangible assets, contingent earn-out and stock compensation expense.  It is at least reasonably possible that these estimates may change in the near term.

Economic lives of long-lived assets
We estimate the economic useful life of long-lived assets used in the business.  Expected asset lives may be shortened or an impairment may be recorded based on a change in the expected use of the asset.

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

Valuation of inventory
We purchase inventory based on estimated demand of products.  It is possible that the inventory we have purchased will not be used in the products that our customers need or will not meet future technological requirements.

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

Allocation of the purchase price for acquired tangible and intangible assets
We estimated the noncompete agreement using a discounted cash flow model.  We estimated the value of the deferred service costs based on the estimated time and cost to complete.  The balance of the purchase price was allocated to the technology purchased.  It is possible that we over valued the components and that an impairment may be recorded to reflect the proper value.

Valuation of the contingent earn-out
We estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent liability.  The actual payout could be more or less than what we have estimated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electro-Sensors, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Electro-Sensors, Inc. and Subsidiaries (the Company) as of December 31, 2014, and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Electro-Sensors, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 18, 2015

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	December 31
	2014	2013
ASSETS

Current assets

Cash and cash equivalents	$1,190	$1,505
Treasury bills	6,542	5,227
Available-for-sale securities	1,256	2,718
Trade receivables, less allowance for doubtful accounts of $10 and $8, respectively	738	746
Inventories	1,224	1,060
Other current assets	163	136

Total current assets	11,113	11,392

Intangible assets, net	1,505	0

Property and equipment, net	1,146	1,217

Total assets	$13,764	$12,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$381	$0
Accounts payable	126	59
Accrued expenses	392	265
Income tax payable	82	0

Total current liabilities	981	324

Long-term liabilities

Note payable – long term	390	0
Contingent earn-out	472	0
Deferred income tax liability	391	1,022

Total long-term liabilities	1,253	1,022

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; issued and outstanding: 3,395,521 and 3,394,707 shares, respectively	339	339
Additional paid-in capital	1,816	1,746
Retained earnings	8,641	7,547
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	734	1,631

Total stockholders’ equity	11,530	11,263

Total liabilities and stockholders’ equity	$13,764	$12,609
See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except share and per share amounts)

	Years ended December 31,
	2014	2013

Net Sales	$7,041	$6,541
Cost of Goods Sold	2,955	2,798

Gross Profit	4,086	3,743

Operating Expenses

Selling and marketing	1,556	1,442
General and administrative	1,329	1,352
Research and development	810	560

Total Operating Expenses	3,695	3,354

Operating Income	391	389

Non-operating Income (Expense)

Gain on sale of available-for-sale securities	1,163	530
Other income	15	14
Interest income	2	5
Interest expense	(17)	0

Total Non-operating Income, Net	1,163	549

Income before Income Taxes	1,554	938

Income Taxes	460	232

Net Income	1,094	706

Other Comprehensive Income (Loss)
Change in unrealized value of available-for-sale securities, net of income tax	(176)	(262)
Reclassification of gains included in net income, net of income tax	(721)	(329)

Net decrease in comprehensive income	(897)	(591)

Net Comprehensive Income	$197	$115

Net Income per share data

Basic
Net income per share	$0.32	$0.20
Weighted average shares	3,395,510	3,394,208

Diluted
Net income per share	$0.30	$0.20
Weighted average shares	3,654,382	3,496,873

Dividends paid per common share	$0.00	$0.08

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)

					Accumulated
	Common Stock Issued		Additional		other	Total
			paid-in	Retained	comprehensive	Stockholders’
	Shares	Amount	capital	earnings	income	equity

Balance, December 31, 2012	3,391,912	$339	$1,575	$7,113	$2,222	$11,249

Other comprehensive loss					(591)	(591)
Stock issued through the employee stock purchase plan	2,795	0	9			9
Stock compensation expense			162			162
Dividend on common stock				(272)		(272)
Net income				706		706

Balance, December 31, 2013	3,394,707	339	1,746	7,547	1,631	11,263

Other comprehensive loss					(897)	(897)
Stock issued through the employee stock purchase plan	814	0	3			3
Stock compensation expense			67			67
Net income				1,094		1,094

Balance, December 31, 2014	3,395,521	$339	$1,816	$8,641	$734	$11,530

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2014	2013
Cash flows from (used in) operating activities

Net Income	$1,094	$706

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	209	110
Realized gain on sale of available-for-sale securities	(1,163)	(530)
Allowance for doubtful accounts	2	(2)
Deferred income taxes	(81)	(71)
Stock compensation expense	67	162
Other	(1)	(5)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	6	(142)
Inventories	(164)	270
Other current assets	18	(60)
Accounts payable	67	(35)
Accrued expenses	127	38
Accrued income taxes	82	(314)

Net cash from operating activities	263	127

Cash flows from (used in) investing activities:

Proceeds from sale of available-for-sale securities	1,178	536
Purchase of treasury bills	(14,184)	(6,425)
Proceeds from the maturity of treasury bills	12,871	6,451
Cash paid for acquisition	(400)	0
Purchase of property and equipment	(46)	(23)

Net cash from (used in) investing activities	(581)	539

Cash flows from (used in) financing activities:

Proceeds from issuance of common stock	3	9
Dividends paid	0	(272)

Net cash from (used in) financing activities	3	(263)

Net increase (decrease) in cash and cash equivalents	(315)	403

Cash and cash equivalents, beginning	1,505	1,102
Cash and cash equivalents, ending	$1,190	$1,505

Supplemental cash flow information
Cash paid during the year for income taxes	$462	$617
Cash paid during the year for interest	$0	$0

Supplemental disclosures of non-cash investment and financing activities
Note payable issued to fund acquisition, net of discount	$771	$0

Contingent consideration liability recorded in connection with the acquisition	$472	$0

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
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

Electro-Sensors, Inc. manufactures and markets a complete line of speed monitoring and motor control systems for industrial machinery. The Company uses leading-edge technology to continuously improve its products and make them easier to use, with the ultimate goal of manufacturing the industry-preferred product for every market served. The Company’s products are sold through an internal sales staff, manufacturer’s representatives, and distributors in a wide variety of manufacturers and processors who use the products to monitor process machinery operations. The Company markets its products to a variety of different industries located throughout the United States, Canada, Latin America, Europe, and Asia.

In addition, through its subsidiary ESI Investment Company, the Company periodically makes strategic investments in other businesses, primarily when the Company believes that these investments will facilitate development of technology complementary to the Company’s products. Although ESI, through its subsidiary ESI Investment Company, invests in other businesses, the Company does not intend to become an investment company and intends to remain primarily an operating company. See Note 3 for additional information regarding its investments.  The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America (US GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the economic lives of long lived assets, realizability of accounts receivable, and valuation of deferred tax assets/liabilities, inventory, investments, allocation of the purchase price for acquired tangible and intangible assets, contingent earn-out, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

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

Trade receivables and credit policies

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Trade receivables are stated at the amount billed to the customer.  Customer account balances with invoices over 90 days are considered delinquent. The Company does not accrue interest on delinquent trade receivables.

Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

The carrying amount of trade receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all trade receivable balances that exceed 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected. Management uses this information to estimate the allowance.

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

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income. Realized gains and losses are determined on the basis of the specific securities sold.  There were no other-than-temporary impairments recognized in the years ended December 31, 2014 and 2013.

Fair value measurements

The Company’s policies incorporate the guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.  These policies also incorporate the guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis.  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
●
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.   The Company currently has no nonfinancial or financial items that are measured on a nonrecurring basis.

The carrying value of cash equivalents, treasury bills, commercial paper, money market funds, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2014 and 2013 due to the short term maturity nature of these instruments.

Inventories

Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out) or market.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Property and equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred.  Major improvements and betterments are capitalized.

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Intangible assets

Intangible assets are comprised of a noncompete agreement and the HazardPROTM technology.  The cost of intangible assets is amortized on a straight-line method over the estimated useful lives.

Revenue recognition

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.  The Company recognizes revenue on products sold to customers and distributors upon shipment because the contracts do not include post-shipment obligations.  The Company may offer discounts that are recorded at the time of sale.  In addition to exchanges and warranty returns, customers have limited refund rights.  Historically, returns and refunds have been minimal and immaterial to the financial statements and are generally recognized when the returned product is received by the Company.  In some situations, the Company receives advance payments from its customers.  The recognition of revenue associated with these advance payments is deferred until the product is shipped or services performed.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $57 and $59 for the years ended December 31, 2014 and 2013, respectively.

Research and development

Expenditures for research and development are expensed as incurred.  The Company incurred expenses of $810 and $560 during the years ended December 31, 2014 and 2013, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Income taxes

Deferred income taxes are provided on an asset and liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income.  Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.  No valuation allowance was deemed necessary at December 31, 2014 and 2013.

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

	Income	Shares	Per share amount

2014:
Basic EPS	$1,094	3,395,510	$0.32
Effect of dilutive stock options		258,872
Diluted EPS	$1,094	3,654,382	$0.30

2013:
Basic EPS	$706	3,394,208	$0.20
Effect of dilutive stock options		102,665
Diluted EPS	$706	3,496,873	$0.20

Stock Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  At December 31, 2014, the Company had two stock-based compensation plans.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

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

The transaction was recorded as a business combination and the results of operations have been included in the consolidated statement of comprehensive income since the date of acquisition. Acquisition fees of approximately $15 incurred in connection with the transaction are recorded as operating expenses in 2014.

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

The following table summarizes the estimated fair value of the assets acquired at the acquisition date:

In process research and development	$1,478
Noncompete agreement	120
Deferred service costs	45
Total assets acquired	$1,643

The noncompete agreement is being amortized over a five-year period.  The fair value of the noncompete agreement was estimated using a discounted cash flow model.  The unobservable inputs are considered Level 3 inputs in the fair value hierarchy.

The Company has not presented pro forma results of operations for this current acquisition because the acquisition is not material to the Company’s consolidated results of operations, financial position or cash flows.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Note 3. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2014
Money Market Funds	$510	$0	$0	$510
Commercial Paper	345	0	0	345
Treasury Bills	6,542	0	0	6,542
Equity Securities	72	1,238	(54)	1,256
	7,469	1,238	(54)	8,653
Less Cash Equivalents	855	0	0	855
Total Investments, December 31, 2014	$6,614	$1,238	$(54)	$7,798

December 31, 2013
Money Market Funds	$540	$0	$0	$540
Commercial Paper	601	0	0	601
Treasury Bills	5,226	1	0	5,227
Equity Securities	86	2,686	(54)	2,718
	6,453	2,687	(54)	9,086
Less Cash Equivalents	1,141	0	0	1,141
Total Investments, December 31, 2013	$5,312	$2,687	$(54)	$7,945

Realized gains and losses on investments are as follows:

	Years Ended December 31,
	2014	2013

Gross Realized Gains	$1,163	$530
Gross Realized Losses	0	0
Net Realized Gain	$1,163	$530

At December 31, 2014 and 2013, the Company’s significant investment in equity securities is 122,649 and 231,336, respectively, shares of Rudolph, accounted for under the available-for-sale method.  As of December 31, 2014 and 2013, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange was approximately $1,254 and $2,716, respectively, with an approximate cost of $16 and $30, respectively.  During the years ended December 31, 2014 and 2013, the Company sold 108,687 and 41,931 shares, respectively, of Rudolph stock and reported a gain of $1,163 and $529, respectively, in other income.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	December 31,
	2014	2013
Unrealized Gains (Losses)
Unrealized holding losses arising during the period	$(284)	$(422)
Less: Reclassification of gains included in net income	(1,163)	(530)
	(1,447)	(952)

Deferred Taxes on Unrealized Gains (Losses):
Decrease in deferred taxes on unrealized losses arising during the period	(108)	(160)
Less: Reclassification of taxes on gains included in net income	(442)	(201)
	(550)	(361)

Net Change in Accumulated Other Comprehensive Income	$(897)	$(591)

Note 4. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

December 31, 2014

	Carrying
	amount in
	consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market	$510	$510	$510	$0	$0
Commercial paper	345	345	345	0	0
Treasury bills	6,542	6,542	6,542	0	0
Available for sale:
Equities:
Small cap technology sector	1,256	1,256	1,256	0	0
Liabilities:
Contingent earn-out	472	472	0	0	472

December 31, 2013

	Carrying
	amount in
	consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market	$540	$540	$540	$0	$0
Commercial paper	601	601	601	0	0
Treasury bills	5,227	5,227	5,227	0	0
Available for sale:
Equities:
Small cap technology sector	2,718	2,718	2,718	0	0

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

The fair value of the money market funds, commercial paper, and treasury bills is based on quoted market prices in an active market. Available-for-sale securities include equity securities that are traded in an active market.  Closing stock prices are readily available from active markets and are used as being representative of fair value.  The Company classifies these securities as level 1.  Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

Balance at December 31, 2013	$0
Additions (Note 2)	472
Balance at December 31, 2014	$472

Note 5. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2014	2013
Raw Materials	$729	$658
Work In Process	263	226
Finished Goods	232	176
Total Inventories	$1,224	$1,060

Note 6. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2014	2013
Equipment	$266	$272
Furniture and Fixtures	380	388
Building	1,365	1,365
Land	415	415
	2,426	2,440
Less Accumulated Depreciation	1,280	1,223
Total Property and Equipment	$1,146	$1,217

Depreciation expense for the years ended December 31, 2014 and 2013 was $116 and $110, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Note 7. Net Intangible Assets

Intangible assets include the following:

		December 31, 2014
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$22	$98
Technology	7 Years	1,478	71	1,407
Net Intangible Assets		$1,598	$93	$1,505

Amortization expense for the year ended December 31, 2014 was $93.

Estimated amortization expense over the next five years is as follows:

2015	$235
2016	235
2017	235
2018	235
2019	213

Note 8. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2014	2013
Wages and Commissions	$276	$195
Other	116	70
Total Accrued Expenses	$392	$265

Note 9.  Note Payable

The note payable consists of the following at December 31, 2014:

Note Payable to seller (Note 2)	$800
Payable in two annual installments of principal of $400 with a maturity date of February 2016. This note is non-interest bearing and unsecured.

Less: Discount of debt instrument listed above	(29)
Net note payable	771
Less: Current maturities	381

Note Payable – Long Term	$390

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Scheduled maturities of the note payable are as follows at December 31, 2014

2015	$381
2016	390
Total	$771

Note 10. Commitments

Lease commitments

The Company is leasing office equipment under an operating lease expiring in 2017.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount

2015	$8
2016	8
2017	3
Total Minimum Lease Payments	$19

Rental expense charged to operations was $21 and $25 for the years ended December 31, 2014 and 2013, respectively.

Note 11. Common Stock Options and Stock Purchase Plan

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

Stock-based compensation

Pursuant to the 2013 Plan, the Company is authorized to grant options to purchase up to 300,000 shares of its Common Stock.  As of December 31, 2014, options to purchase an aggregate of 250,000 shares were outstanding and 125,000 shares were exercisable under the 2013 Plan, and 50,000 shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Pursuant to the 1997 Plan, the Company is authorized to grant options to purchase up to 450,000 shares of its Common Stock.  As of December 31, 2014, options to purchase an aggregate of 7,500 shares were outstanding and exercisable under the 1997 Plan.  The board terminated the plan in 2014.  The existing grants may be exercised according to the terms of the grant agreements but no additional options will be granted under the 1997 Plan.

During the third quarter of 2013, the Company granted to its Chief Executive Officer options to purchase 50,000 shares of common stock.  The options were granted at a strike price equal to the fair market value, vested immediately, and expire ten years from the date of the grant.

During the year ended December 31, 2014, options to purchase 11,980 shares of common stock expired for four employees.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding incentive stock options under both plans to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2013	11,980	$4.16	1.6
Granted	50,000	4.21	10.0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2013	61,980	4.20	9.7
Granted	0
Exercised	0
Canceled/forfeited/expired	(11,980)	(4.16)
Balance at December 31, 2014	50,000	$4.21	8.6
Vested and exercisable as of December 31, 2014	50,000			$0

(1)
The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2014.

During the second quarter of 2014, the Company granted one outside director options to purchase 25,000 shares of common stock.  The options were priced above fair market value and vested 20% on the grant date, with an additional 20% vesting on the first four anniversaries of the grant date.  The options expire ten years from the date of grant.

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

During the year ended December 31, 2014, one former outside director forfeited options to purchase 2,500 shares of common stock.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding director stock options under both plans:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2013	10,000	$4.15	9.5
Granted	175,000	4.67	10.0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2013	185,000	4.64	9.5
Granted	25,000	4.39	10.0
Exercised	0
Canceled/forfeited/expired	(2,500)	(4.15)
Balance at December 31, 2014	207,500	$4.62	8.4
Vested and exercisable as of December 31, 2014	82,500			$0

(1)   The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2014.

The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $35 and $367, respectively.  The Company recognized compensation expense of approximately $67 and $162 during the years ended December 31, 2014 and 2013, respectively, in connection with the issuance of the options.

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

There were no options exercised during the years ended December 31, 2014 and 2013.

As of December 31, 2014, there was approximately $172 of unrecognized compensation expense under the 2013 Plan.  The Company expects to recognize this expense over the next four years.  To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Stock purchase plan

The 1996 Employee Stock Purchase Plan (the “ESPP”) allows employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s Common Stock. The purchase price is the lower of 85% of the market value at the date of the grant or the exercise date, which is six months from the date of the grant.  Under the ESPP, the Company was authorized to sell and issue up to 150,000 shares of its Common Stock to its full-time employees.  There were 81,653 shares issued under the plan.   During 2014 and 2013, 814 shares and 2,795 shares, respectively, were issued under the ESPP.  The plan was terminated effective January 1, 2014.

Note 12. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year.  The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts.  The Plan owns 164,382 shares of the Company’s stock at December 31, 2014. All shares held by the Plan have been released and allocated. The dividends paid by the Company on shares held by the Plan are allocated to participant accounts. The Plan had no debt to the Company at December 31, 2014 or 2013.

The Company recognized compensation expense for contributions of $18 to the ESOP plan in 2014 and 2013.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, the Company may distribute the ESOP’s shares to the terminated participant at the Company’s election.  At December 31, 2014, 164,382 shares of the Company’s stock, with an aggregate fair market value of approximately $653, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions.  The Company believes that the market for its shares meets the ESOP requirements and that there would not be a current obligation to repurchase shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. There were no profit sharing contributions by the Company in 2014 or 2013.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Note 13. Income Taxes

The components of the income tax provision for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Current:
Federal	$540	$302
State	1	1
Deferred:
Federal	(60)	(47)
State	(21)	(24)
Total Federal and State Income Taxes	$460	$232

The provision for income taxes for the years ended December 31, 2014 and 2013 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2014	2013

Computed “Expected” Federal Tax Expense	$529	$319
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	10	9
Credits	(47)	(70)
Domestic Production Activities Deduction	(17)	(18)
Permanent Differences	4	3
Rate Change for Deferred Taxes	0	(11)
Other	(19)	0
Total Federal and State Income Taxes	$460	$232

The components of the net deferred tax liability consist of:
	2014	2013

Deferred Tax Assets:
Vacation Accrual	$33	$27
Allowance for Doubtful Accounts	4	3
Stock Compensation	80	57
State Carryforward R&D Credit	31	12
Total Deferred Tax Assets	$148	$99

Deferred Tax Liabilities:
Prepaid Expenses	$35	$30
Depreciation and amortization	54	91
Net Unrealized Gain on Investments	450	1,000
Total Deferred Tax Liabilities	$539	$1,121

Net Deferred Tax Liability	$(391)	$(1,022)

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota.  The tax years that remain open to examination by the Internal Revenue Service are 2011 through 2014.  We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2014 or December 31, 2014 and uncertain tax positions are not significant.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013
(in thousands except share and per share amounts)

Note 14. Segment Information

As of December 31, 2014, the Company has two reportable operating segments: Production Monitoring and Investments.  The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery.  ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	2014	2013

Net revenues
Production Monitoring	$7,041	$6,541
Total	7,041	6,541
Sales in foreign countries
Production Monitoring	973	932
Total	973	932
Interest income
Production Monitoring	0	1
ESI Investment Company	2	4
Total	2	5
Depreciation and amortization expense
Production Monitoring	209	110
Total	209	110
Interest expense
Production Monitoring	17	0
Total	17	0
Capital purchases
Production Monitoring	46	23
Total	46	23
Total assets
Production Monitoring	4,945	3,022
ESI Investment Company	8,819	9,587
Total	13,764	12,609
Income before income taxes
Production Monitoring	389	404
ESI Investment Company	1,165	534
Total	$1,554	$938

Note 15.  Subsequent Events

During the first quarter of 2015, through March 13, 2015, the Company sold 73,583 shares of Rudolph Technology stock for proceeds of $824 resulting in a gain on the sale of $815.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (1992).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.  Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2015 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 22, 2015 (“Annual Meeting”).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2015 Proxy Statement and is incorporated herein by reference.  The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel.  A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Secretary at the Company’s executive offices.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2015 Proxy Statement, and is incorporated herein by reference.

The following table provides information as of December 31, 2014 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	257,500	$4.54	50,000	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	257,500	$4.54	50,000	(1)

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

 The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2015 Proxy Statement, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2015 Proxy Statement, and is incorporated herein by reference.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 18, 2015

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 18, 2015

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 18, 2015

/s/ Joseph A. Marino	Chairman and Director	March 18, 2015

/s/ Scott A. Gabbard	Director	March 18, 2015

/s/ Michael C. Zipoy	Director	March 18, 2015

/s/ Jeffrey D. Peterson	Director	March 18, 2015

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2014	Commission File No. 000-9587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
*10.1	Electro-Sensors, Inc.’s 1996 Employee Stock Purchase Plan – incorporated by reference to the Company’s Proxy Statement for the Company’s 1996 Annual Meeting of Shareholders
^*10.2	Electro-Sensors, Inc.’s 1997 Stock Option Plan —incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
^*10.3	Electro-Sensors, Inc.’s 2013 Equity Incentive Plan incorporated by reference to Appendix C of the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders
^10.4
Asset Purchase Agreement dated as of February 14, 2014 by and among Harvest Engineering Inc., Harvest Engineering, LLC, Stephen Meyer, Bruce Meyer, and Electro-Sensors, Inc. – incorporated by reference to exhibit 10.4 to the Company’s 2013 Form 10-K

*10.5	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
*10.6	Form of Non-qualified Stock Option Agreement under 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
21	Subsidiaries of Registrant (Name and State of Incorporation): ESI Investment Company—Minnesota Senstar Corporation—Minnesota
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 6, 2015
99.2	Investor Information
101
The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for years ended December 31, 2014 and 2013, (iv) Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

^	Incorporated by reference to a previously filed report or document—SEC File No. 000-9587
*	Management contract or compensatory plan or arrangement