Form 10-Q
period 2015-03-31
ELECTRO SENSORS INC
filed 2015-05-14
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 13, 2015 was 3,395,521.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Quarter Ended March 31, 2015

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)

Current assets

Cash and cash equivalents	$1,631	$1,190
Treasury bills	6,342	6,542
Available-for-sale securities	542	1,256
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	926	738
Inventories	1,346	1,224
Other current assets	179	163

Total current assets	10,966	11,113

Intangible assets, net	1,447	1,505

Property and equipment, net	1,121	1,146

Total assets	$13,534	$13,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$390	$381
Accounts payable	227	126
Accrued expenses	397	392
Accrued income tax	222	82

Total current liabilities	1,236	981

Long-term liabilities

Note payable – long term	0	390
Contingent earn-out	472	472
Deferred income tax liability	163	391

Total long-term liabilities	635	1,253

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,832	1,816
Retained earnings	9,194	8,641
Accumulated other comprehensive income (unrealized gain on available-for-sale securities, net of income tax)	298	734

Total stockholders’ equity	11,663	11,530

Total liabilities and stockholders’ equity	$13,534	$13,764

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$1,885	$1,702
Cost of goods sold	823	732

Gross profit	1,062	970

Operating expenses
Selling and marketing	407	389
General and administrative	406	351
Research and development	216	165

Total operating expenses	1,029	905

Operating income	33	65

Non-operating income (expense)
Gain on sale of available-for-sale securities	815	547
Other income	3	4
Interest income	1	1
Interest expense	(4)	(2)
Total non-operating income, net	815	550

Income before income taxes	848	615

Provision for income taxes	295	215

Net income	$553	$400

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$69	$(52)
Reclassification of gains included in net income, net of income tax	(505)	(339)
Other comprehensive loss	(436)	(391)

Net comprehensive income	$117	$9

Net income per share data:

Basic
Net income per share	$0.16	$0.12
Weighted average shares	3,395,521	3,395,503

Diluted
Net income per share	$0.15	$0.11
Weighted average shares	3,653,021	3,642,094

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from (used in) operating activities

Net income	$553	$400

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	88	33
Realized gain on sale of available-for-sale securities	(815)	(547)
Deferred income taxes	40	10
Stock-based compensation expense	16	14
Change in allowance for doubtful accounts	(2)	2
Other	(1)	(1)
Change in, net of acquisition:
Trade receivables	(186)	(132)
Inventories	(122)	37
Other current assets	(16)	(13)
Accounts payable	101	61
Accrued expenses	5	73
Accrued income taxes	140	200

Net cash from (used in) operating activities	(199)	137

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	825	554
Purchases of treasury bills	(2,499)	(1,933)
Proceeds from the maturity of treasury bills	2,700	1,828
Cash paid for acquisition	0	(400)
Purchase of property and equipment	(5)	(13)

Net cash from investing activities	1,021	36

Cash flows from (used in) financing activities

Proceeds from issuance of common stock	0	4
Payments on long-term debt	(381)	0

Net cash from (used in) financing activities	(381)	4

Net increase in cash and cash equivalents	441	177

Cash and cash equivalents, beginning	1,190	1,505
Cash and cash equivalents, ending	$1,631	$1,682

Supplemental cash flow information
Cash paid for income taxes	$116	$5
Cash paid for interest	$19	$0

Supplemental disclosures of non-cash investment and financing activities
Note payable issued to fund acquisition, net of discount	$0	$771
Contingent consideration liability recorded in connection with the acquisition	$0	$472

See accompanying notes to consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2015

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the audited financial statements and footnotes therein.

It is the opinion of management that the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2015 and for the three-month period then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company.”

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and control systems for a variety of industrial machinery. The Company uses leading-edge technology to continuously improve its products and make them easier to use with the ultimate goal of manufacturing the industry-preferred product for every market served. These products are sold through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of manufacturers and processors who use the products to monitor process machinery operations. The Company markets its products to a variety of industries located throughout the United States, Canada, Latin America, Europe, and Asia.

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

Revenue Recognition

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Product revenues are recognized upon shipment because the contracts do not include post-shipment obligations. The Company may offer discounts that are recorded at the time of sale. In addition to exchanges and warranty returns, customers have limited refund rights. Historically, returns have been minimal and immaterial to the consolidated financial statements and are generally recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. The recognition of revenue associated with these advance payments is deferred until the product is shipped.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015
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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized. There were no other-than-temporary impairments in the three months ended March 31, 2015 and 2014.

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

The carrying value of cash equivalents, treasury bills, commercial paper, money market funds, trade receivables, accounts payable, and other financial working capital items approximate fair value at March 31, 2015 and December 31, 2014 due to the short maturity nature of these instruments.

Stock-Based Compensation

The Company uses the straight-line method to recognize compensation expense based on the estimated fair value on the date of grant over the requisite service period related to each award.  The fair value of stock options is estimated using the Black-Sholes-Merton (“BSM”) option pricing model, which incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield, and expected life of options.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015
(in thousands except share and per share amounts)

(unaudited)

Income taxes

Deferred income taxes are presented as assets or liabilities based on timing differences between financial reporting and tax reporting methods. The Company computes deferred income tax assets and liabilities, and reports differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which the Company expects these income tax assets and liabilities to affect taxable income. Income tax expense (benefit) is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. No valuation allowance was deemed necessary at March 31, 2015 or December 31, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of long-lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventories, investments, allocation of the purchase price for acquired tangible and intangible assets, contingent earn-out and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Note 2.  Business Combination

On February 18, 2014, the Company acquired Harvest Engineering, Inc.’s wireless hazard monitoring technology system and Insta-Link product family, together with related technology and intellectual property rights, for a total purchase price of $1,643.

The fair value of the consideration transferred on the acquisition date consisted of the following:

Cash consideration	$400
Note payable issued to seller (Note 8)	771
Contingent earn-out liability	472
Total consideration	$1,643

The transaction was recorded as a business combination and the results of operations have been included in the consolidated statement of comprehensive income since the date of acquisition. Acquisition fees of approximately $15 incurred in connection with the transaction were recorded in operating expenses for the three months ended March 31, 2014.

In connection with the acquisition, the Company is obligated to pay an earn-out of up to $550, based on the level of revenues generated from the acquired products during the four calendar years following closing. The Company currently has a contingent liability of $472 representing the fair value estimate of the earn-out based upon the Company’s projected likelihood of meeting the revenue targets.

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

The Company has not presented pro forma results of operations for the acquisition because the acquisition is not material to the Company’s consolidated results of operations, financial position or cash flows.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015
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

Note 4.  Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2015
Money Market	$1,336	$0	$0	$1,336
Commercial Paper	146	0	0	146
Treasury Bills	6,341	1	0	6,342
Equity Securities	62	534	(54)	542
	7,885	535	(54)	8,366
Less Cash Equivalents	1,482	0	0	1,482
Total Investments, March 31, 2015	$6,403	$535	$(54)	$6,884

December 31, 2014
Money Market	$510	$0	$0	$510
Commercial Paper	345	0	0	345
Treasury Bills	6,542	0	0	6,542
Equity Securities	72	1,238	(54)	1,256
	7,469	1,238	(54)	8,653
Less Cash Equivalents	855	0	0	855
Total Investments, December 31, 2014	$6,614	$1,238	$(54)	$7,798

At March 31, 2015 and December 31, 2014, the Company’s significant investment in equity securities was 49,066 and 122,649 shares, respectively, of Rudolph, accounted for under the available-for-sale method. As of March 31, 2015 and December 31, 2014, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange (ticker symbol RTEC) was $534 and $1,254, respectively, with an approximate cost of $6 and $16, respectively. During the three-month periods ended March 31, 2015 and 2014, the Company sold 73,583 and 49,179 shares, respectively, of Rudolph stock and reported gains of $815 and $547, respectively, in non-operating income.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014
(in thousands except share and per share amounts)

(unaudited)

Note 5.  Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2015

	Carrying amount in consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$1,336	$1,336	$1,336	$0	$0
Commercial paper	146	146	146	0	0
Treasury bills	6,342	6,342	6,342	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	542	542	542	0	0
Liabilities:
Contingent earn-out	472	472	0	0	472

December 31, 2014

	Carrying amount in consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$510	$510	$510	$0	$0
Commercial paper	345	345	345	0	0
Treasury bills	6,542	6,542	6,542	0	0
Available-for-sale:
Equities:
Small Cap Technology Sector	1,256	1,256	1,256	0	0
Liabilities:
Contingent earn-out	472	472	0	0	472

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

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

Balance at December 31, 2014	$472
Additions	0
Balance at March 31, 2015	$472

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015
(in thousands except share and per share amounts)

(unaudited)

Note 6.  Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2015	December 31, 2014
Raw Materials	$870	$729
Work In Process	275	263
Finished Goods	201	232

Total Inventories	$1,346	$1,224

Note 7.  Net Intangible Assets

Intangible assets include the following:

		March 31, 2015
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$28	$92
Technology	7 Years	1,478	123	1,355
Net Intangible Assets		$1,598	$151	$1,447

		December 31, 2014
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$22	$98
Technology	7 Years	1,478	71	1,407
Net Intangible Assets		$1,598	$93	$1,505

Amortization expense for the three months ended March 31, 2015 and 2014 was $58 and $0, respectively.

Note 8.  Note Payable

The note payable consists of the following:

	March 31, 2015	December 31, 2014
Note payable to seller	$400	$800
Payable in annual installments of principal of $400, with a maturity date of February 2016. This note is non-interest bearing and unsecured.

Less: Discount of note payable listed above	(10)	(29)
Net note payable	390	771
Less: Current maturities	390	381
Note Payable – Long Term	$0	$390

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015
(in thousands except share and per share amounts)

(unaudited)

Note 9.  Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the BSM model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company calculates expected volatility for stock options and awards using historical volatility because the Company believes the future volatility will approximate historical volatility. At March 31, 2015, the Company had two stock-based employee compensation plans. During the three-month periods ended March 31, 2015 and 2014, there were no stock options granted or exercised.

As of March 31, 2015, there was approximately $156 of unrecognized compensation expense. The Company expects to recognize this expense over the next three years. There was no intrinsic value in the options outstanding or exercisable as of March 31, 2015 as the option exercise prices were greater than the current fair market value as of that date.

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

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended March 31,
	2015	2014
External sales
Production monitoring	$1,885	$1,702
Total	$1,885	$1,702

Net income before taxes
Production monitoring	$32	$67
Investments	816	548
Total	$848	$615

Note 11.  Subsequent Events

During the second quarter of 2015, through April 28, 2015, the Company sold its remaining 49,066 shares of Rudolph stock for proceeds of $639 resulting in a gain on the sale of $632.

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

All forward-looking statements in this document are based on information available to us as of the date of this form 10Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those in such forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No new estimates exist other than those discussed in our Annual Report.

The following table contains selected financial information, for the periods indicated, from our consolidated statements of comprehensive income expressed as a percentage of net sales.

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold	43.7	43.0
Gross profit	56.3	57.0

Operating expenses
Selling and marketing	21.6	22.9
General and administrative	21.5	20.6
Research and development	11.5	9.7
Total operating expenses	54.6	53.2

Operating income	1.7	3.8

Non-operating income (expense)
Gain on sale of available-for-sale securities	43.2	32.1
Other income	0.2	0.2
Interest income	0.1	0.1
Interest expense	(0.2)	(0.1)
Total non-operating income, net	43.3	32.3

Income before income taxes	45.0	36.1

Provision for income taxes	15.6	12.6

Net income	29.4%	23.5%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2015 and 2014.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2015 increased $183,000, or 10.8%, when compared to the same period in 2014. This increase in sales was primarily due to a strong performance in the southwestern region of the US, which increased 50.3% over the same 2014 three-month period.  In addition, the company achieved greater than 30% growth in the shipment of system orders compared to the 2014 period.  The majority of these large orders were derived from our bulk material handling and grain and feed business segments, which continued to upgrade and add capacity at grain handling and storage facilities.

Gross Profit

Gross profit increased $92,000, or 9.5%, from $970,000 to $1,062,000. Gross margin, as a percentage of net sales, for the three months ended March 31, 2015 was 56.3%, versus 57.0% for the same period in 2014. The slight decrease in gross margin percentage was due to a change in product mix, as well as, additional product costs for the initial HazardPRO products and installation. We continue our efforts to maintain or increase gross margin by designing and manufacturing products in the most cost-effective manner.

Operating Expenses

Total operating expenses increased $124,000, or 13.7%, for the three months ended March 31, 2015 when compared to the same period of 2014. As a percentage of net sales, operating expenses increased to 54.6% in the 2015 three-month period compared to 53.2% in the same period for 2014.

•	Selling and marketing costs increased $18,000, or 4.6%, for the three months ended March 31, 2015 when compared to the same period in 2014, but decreased as a percentage of net sales to 21.6% from 22.9%. The increase was due to increased sales commission payments and independent sales representative commissions resulting from increased sales.

•	General and administrative costs increased $55,000, or 15.7%, for the three months ended March 31, 2015 compared to the same period in 2014, and increased as a percentage of net sales to 21.5% from 20.6%. The increase was due to increases in depreciation and amortization related to the acquisition of the HazardPRO technology purchased in February 2014 and wages and benefits due to additional personnel. The increase is partially offset by a decrease in legal and professional fees that were in incurred in 2014 primarily related to the acquisition.

•	Research and development costs increased $51,000, or 30.9%, for the three months ended March 31, 2015 compared to the same period in 2014 and increased as a percentage of net sales to 11.5% from 9.7%. The increase in research and development costs was due to an increase in lab testing fees for product approval for hazardous locations for the HazardPRO products lines.

Non-Operating Income (Expense)

Non-operating income increased by $265,000 for the three months ended March 31, 2015 compared to the same period for 2014. This increase was due to an increase in the gain on sale of available-for-sale securities. During the three months ended March 31, 2015 and 2014, we sold 73,583 and 49,179 shares, respectively, of Rudolph stock and recognized gains on the sales of $815,000 and $547,000, respectively. Subsequent to March 31, 2015 the Company liquidated substantially all of its equity securities and will deploy the proceeds from the sale of these securities in its operating business.

Income Before Income Taxes

Income before income taxes was $848,000 for the quarter ended March 31, 2015, representing an increase of $233,000, or 37.9%, when compared to income before income taxes of $615,000 for the quarter ended March 31, 2014.

The Production Monitoring Division had income before income taxes of $32,000 for the three months ended March 31, 2015, compared to $67,000 for the same period in 2014, a decrease of $35,000, or 52.2%. The 13.7% increase in operating expenses, partially offset by the 9.5% increase in gross profit, was the main reason for the decrease in net income before income taxes.

ESI Investment Company had income before income taxes of $816,000 for the three months ended March 31, 2015, compared to $548,000 for the same period in 2014, an increase of $268,000. This increase was a result of a greater gain on sale of available-for-sale securities in 2015 than in 2014 (see “Non-Operating Income (Expense)”). The net decrease in the unrealized value of available-for-sale securities was $436,000 for the three months ended March 31, 2015. The net decrease is due to the sale of Rudolph stock which resulted in $815,000 of gain on the sales during the quarter ended March 31, 2015. At March 31, 2015 ESI Investment Company had approximately $534,000 in unrealized gain on the Rudolph investment that is reported in Other Comprehensive Income (see Note 4 “Investments” in the notes to the accompanying consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,631,000 at March 31, 2015 and $1,190,000 at December 31, 2014. The increase was mainly from investing activities, as the Company had more funds maturing from treasury bills than it invested in purchasing new bills.

Cash used in operating activities was $199,000 for the 2015 first quarter, compared to cash generated from operating activities of $137,000 in the 2014 first quarter. The $336,000 increase in cash used in operating activities was mainly due to the 2015 increase in trade receivables, inventories, accrued payables and accrued income taxes. The increase in trade receivables is due to increased sales. The increase in inventories is primarily due to the build-up of inventory for HazardPRO orders. The increase in accrued expenses was due to the timing of new hires and the accrual of their benefits. The increase in accrued income taxes resulted from the gain on sale of available-for-sale securities and the timing of estimated payments for 2015 and 2014.

Cash from investing activities was $1,021,000 and $36,000 for the three months ended March 31, 2015 and 2014, respectively. We generated $825,000 in proceeds on the sale of available-for-sale securities during the 2015 first quarter compared to $554,000 received in the 2014 first quarter. During the 2015 first quarter, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $201,000 compared to net purchases of $105,000 for the first quarter of 2014. In addition, the Company acquired the Harvest Engineering, Inc. (Harvest) wireless hazard monitoring technology and Insta-Link product family in February 2014, paying $400,000 and financing the remaining purchase price through a seller financed note.

Cash used in financing activities was $381,000 compared to cash generated from financing activities of $4,000 for the respective 2015 and 2014 first quarters. During the 2015 first quarter, we paid $381,000 on the long-term debt owed to Harvest for the technology purchased in February 2014, while the 2014 payment to Harvest was classified within investing activities. During the 2014 first quarter, we had $4,000 in stock purchases under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, note payable, research and development, and working capital.  Management believes that cash on hand and any cash from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Our primary investment at March 31, 2015 was 49,066 shares of Rudolph Technologies, Inc., listed on the Nasdaq Stock Exchange, accounted for using the available-for-sale method. The investment is subject to fluctuations in market price and could have a negative effect on our liquidity.

Off-balance Sheet Arrangements

As of March 31, 2015, the Company had no off-balance sheet arrangements or transactions.

Future Business Development Activities

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

May 14, 2015	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

May 14, 2015	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2015

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (iv) Notes to Consolidated Financial Statements.

