Form 10-Q
period 2015-06-30
ELECTRO SENSORS INC
filed 2015-08-11
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 10, 2015 was 3,395,521.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Periods Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$2,359	$1,190
Treasury bills	6,142	6,542
Available-for-sale securities	0	1,256
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	1,008	738
Inventories	1,458	1,224
Other current assets	130	163

Total current assets	11,097	11,113

Deferred income tax asset	91	0

Intangible assets, net	1,388	1,505

Property and equipment, net	1,101	1,146

Total assets	$13,677	$13,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$390	$381
Accounts payable	277	126
Accrued expenses	432	392
Accrued income tax	280	82

Total current liabilities	1,379	981

Long-term liabilities

Note payable – long term	0	390
Contingent earn-out	455	472
Deferred income tax liability	0	391

Total long-term liabilities	455	1,253

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,847	1,816
Retained earnings	9,690	8,641
Accumulated other comprehensive income (loss) (unrealized gain (loss) on available-for-sale securities, net of income tax)	(33)	734

Total stockholders’ equity	11,843	11,530

Total liabilities and stockholders’ equity	$13,677	$13,764

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$2,048	$1,760	$3,933	$3,462
Cost of goods sold	922	744	1,745	1,476

Gross profit	1,126	1,016	2,188	1,986

Operating expenses
Selling and marketing	411	399	818	788
General and administrative	399	293	805	644
Research and development	189	216	405	381

Total operating expenses	999	908	2,028	1,813

Operating income	127	108	160	173

Non-operating income (expense)
Interest expense	(2)	(5)	(6)	(7)
Gain on sale of available-for-sale securities	634	203	1,449	750
Interest income	1	1	2	2
Other income	4	4	7	8

Total non-operating income, net	637	203	1,452	753

Income before income taxes	764	311	1,612	926

Income taxes	268	109	563	324

Net income	$496	$202	$1,049	$602

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	63	(157)	132	(209)
Reclassification of gains included in net income, net of income tax	(394)	(126)	(899)	(465)
Other comprehensive loss	(331)	(283)	(767)	(674)

Net comprehensive income (loss)	$165	$(81)	$282	$(72)

Net income per share data:

Basic
Net income per share	$0.15	$0.06	$0.31	$0.18
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,512

Diluted
Net income per share	$0.14	$0.05	$0.29	$0.16
Weighted average shares	3,653,021	3,658,957	3,653,021	3,650,572

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from (used in) operating activities

Net income	$1,049	$602

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	177	67
Realized gain on sale of available-for-sale securities	(1,449)	(750)
Deferred income taxes	(11)	(20)
Stock-based compensation expense	31	36
Gain on contingent earn-out	(17)	0
Other	(4)	(1)
Change in, net of acquisition:
Trade receivables	(268)	(71)
Inventories	(234)	(63)
Other current assets	33	29
Accounts payable	151	102
Accrued expenses	40	62
Accrued income taxes	198	97

Net cash from (used in) operating activities	(304)	90

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	1,467	759
Purchases of treasury bills	(5,641)	(5,333)
Proceeds from the maturity of treasury bills	6,043	4,228
Cash paid for acquisition	0	(400)
Purchase of property and equipment	(15)	(16)

Net cash from (used in) investing activities	1,854	(762)

Cash flows from (used in) financing activities

Proceeds from issuance of common stock	0	4
Payments on long-term debt	(381)	0

Net cash from (used in) financing activities	(381)	4

Net increase (decrease) in cash and cash equivalents	1,169	(668)

Cash and cash equivalents, beginning	1,190	1,505
Cash and cash equivalents, ending	$2,359	$837

Supplemental cash flow information
Cash paid for income taxes	$377	$252
Cash paid for interest	$19	$0

Supplemental disclosures of non-cash investment and financing activities
Note payable issued to fund acquisition, net of discount	$0	$771
Contingent consideration liability recorded in connection with the acquisition	$0	$472

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

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

It is the opinion of management that the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2015 and for the three and six-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no assets or operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company.”

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

FOR THE PERIOD ENDED JUNE 30, 2015

(in thousands except share and per share amounts)

(unaudited)

Available-for-Sale Securities

The Company’s investments consist of equity securities, primarily common stocks and government debt securities. The estimated fair value of publicly traded equity securities is based on quoted market prices or management’s reasonable market price when quoted prices are not available, and therefore subject to the inherent risk of market fluctuations.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized. There were no other-than-temporary impairments in the six months ended June 30, 2015 and 2014.

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

The carrying value of cash equivalents, available-for-sale securities, trade receivables, accounts payable, and other financial working capital items approximate fair value at June 30, 2015 and December 31, 2014 due to the short maturity nature of these instruments.

Stock-Based Compensation

The Company uses the straight-line method to recognize compensation expense based on the estimated fair value on the date of grant over the requisite service period related to each award.  The fair value of stock options is estimated using the Black-Sholes-Merton (“BSM”) option pricing model, which incorporates assumptions such as risk-free interest rate, expected volatility, expected dividend yield, and expected life of options.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

(in thousands except share and per share amounts)

(unaudited)

Income Taxes

Deferred income taxes are presented as assets or liabilities based on timing differences between financial reporting and tax reporting methods. The Company computes deferred income tax assets and liabilities, and reports differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which the Company expects these income tax assets and liabilities to affect taxable income. Income tax expense (benefit) is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. No valuation allowance was deemed necessary at June 30, 2015 or December 31, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of long-lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventories, investments, and contingent earn-out. It is at least reasonably possible that these estimates may change in the near term.

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

In connection with the acquisition, the Company is obligated to pay an earn-out of up to $550, based on the level of revenues generated from the acquired products during the four calendar years following closing. The Company currently has a contingent liability of $455 representing the fair value estimate of the earn-out based upon the Company’s projected likelihood of meeting the revenue targets.

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

FOR THE PERIOD ENDED JUNE 30, 2015

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

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2015
Money Market	$1,979	$0	$0	$1,979
Commercial Paper	171	0	0	171
Treasury Bills	6,141	1	0	6,142
Equity Securities	54	0	(54)	0
	8,345	1	(54)	8,292
Less Cash Equivalents	2,150	0	0	2,150
Total Investments, June 30, 2015	$6,195	$1	$(54)	$6,142

December 31, 2014
Money Market	$510	$0	$0	$510
Commercial Paper	345	0	0	345
Treasury Bills	6,542	0	0	6,542
Equity Securities	72	1,238	(54)	1,256
	7,469	1,238	(54)	8,653
Less Cash Equivalents	855	0	0	855
Total Investments, December 31, 2014	$6,614	$1,238	$(54)	$7,798

At December 31, 2014, the Company’s significant investment in equity securities was 122,649 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method. As of December 31, 2014, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange (ticker symbol RTEC) was approximately $1,254, with an approximate cost of $16. During the three-month periods ended June 30, 2015 and 2014, the Company sold 49,066 and 18,240 shares, respectively, of Rudolph stock and realized gains of $632 and $203, respectively, in non-operating income. During the six-month periods ended June 30, 2015 and 2014, the Company sold 122,649 and 67,419 shares, respectively, of Rudolph stock and realized gains of $1,447 and $750, respectively, in non-operating income. As of June 30, 2015, the Company owned no shares of Rudolph stock.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

(in thousands except share and per share amounts)

(unaudited)

Note 5. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2015

	Carrying amount in consolidated balance sheet
			Fair Value Measurement Using
		Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$1,979	$1,979	$1,979	$0	$0
Commercial paper	171	171	171	0	0
Treasury bills	6,142	6,142	6,142	0	0
Available-for-sale
Equities
Limited-marketable company	0	0	0	0	0
Liabilities:
Contingent earn-out	455	455	0	0	455

December 31, 2014

	Carrying amount in consolidated balance sheet
			Fair Value Measurement Using
		Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$510	$510	$510	$0	$0
Commercial paper	345	345	345	0	0
Treasury bills	6,542	6,542	6,542	0	0
Available-for-sale
Equities
Small Cap Technology Sector	1,256	1,256	1,256	0	0
Liabilities:
Contingent earn-out	472	472	0	0	472

The fair value of the money market funds, commercial paper and treasury bills is based on quoted market prices in an active market. Available-for-sale securities include equity securities, except for the limited-marketable company, that are traded in an active market. Closing stock prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1. There is an insignificant market for the limited-marketable company and the Company has determined the value based on financial and other factors, which are considered level 3 inputs in the fair value hierarchy. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

Balance at December 31, 2014	$472
Charge to earnings	(17)
Balance at June 30, 2015	$455

The decrease in the contingent liability reflects the Company’s expectation of moderately lower future contingent payments due to delays in releasing the product due to development and obtaining third-party certifications.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

(in thousands except share and per share amounts)

(unaudited)

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30,	December 31,
	2015	2014
Raw Materials	$915	$729
Work In Process	280	263
Finished Goods	263	232
Total Inventories	$1,458	$1,224

Note 7. Intangible Assets, net

Intangible assets include the following:

		June 30, 2015
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$34	$86
Technology	7 Years	1,478	176	1,302
Intangible Assets		$1,598	$210	$1,388

		December 31, 2014
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$22	$98
Technology	7 Years	1,478	71	1,407
Intangible Assets		$1,598	$93	$1,505

Amortization expense for the six months ended June 30, 2015 and 2014 was $117 and $0, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

(in thousands except share and per share amounts)

(unaudited)

Note 8. Note Payable

The note payable consists of the following:

	June 30, 2015	December 31, 2014
Note payable to seller	$400	$800
Payable in annual installments of principal of $400, with a maturity date of February 2016. This note is non-interest bearing and unsecured.

Less: Discount of note payable listed above	(10)	(29)
Net note payable	390	771
Less: Current maturities	390	381
Note Payable – Long Term	$0	$390

Note 9. Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the BSM model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company calculates expected volatility for stock options and awards using historical volatility because the Company believes the future volatility will approximate historical volatility. At June 30, 2015, the Company had two stock-based employee compensation plans.

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

During the six-month period ended June 30, 2015, there were no stock options granted. During the six-month periods ended June 30, 2015 and 2014, there were no stock options exercised.

As of June 30, 2015, there was approximately $141 of unrecognized compensation expense. The Company expects to recognize this expense over the next three years. There was no intrinsic value in the options outstanding and exercisable as of June 30, 2015 because the option exercise prices were greater than the fair market value on that date.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

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

The following is financial information relating to the continuing operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
External sales
Production monitoring	$2,048	$1,760	$3,933	$3,462
Total	$2,048	$1,760	$3,933	$3,462

Net income before income taxes
Production monitoring	$129	$107	$161	$174
Investments	635	204	1,451	752
Total	$764	$311	$1,612	$926

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

All forward-looking statements in this document are based on information available to us as of the date of this Form 10Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those in projected or indicated in these forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. No new estimates exist other than those discussed in our Annual Report.

The following table contains selected financial information, for the periods indicated, from our consolidated statements of comprehensive income (loss) expressed as a percentage of net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.0	42.3	44.4	42.6
Gross profit	55.0	57.7	55.6	57.4

Operating expenses
Selling and marketing	20.1	22.7	20.8	22.8
General and administrative	19.5	16.6	20.4	18.6
Research and development	9.2	12.3	10.3	11.0
Total operating expenses	48.8	51.6	51.5	52.4

Operating income	6.2	6.1	4.1	5.0

Non-operating income (expense)
Interest expense	(0.1)	(0.3)	(0.2)	(0.2)
Gain on sale of available-for-sale securities	31.0	11.5	36.8	21.7
Interest income	0.0	0.1	0.1	0.1
Other income	0.2	0.2	0.2	0.2
Total non-operating income, net	31.1	11.5	36.9	21.8

Income before income taxes	37.3	17.6	41.0	26.8

Income taxes	13.1	6.2	14.3	9.4

Net income	24.2%	11.4%	26.7%	17.4%

The following discusses the Company’s performance for the three and six months ended June 30, 2015 and 2014.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended June 30, 2015 increased $288,000 or 16.4%, over the same period in 2014. Net sales for the six-month period ended June 30, 2015 increased $471,000, or 13.6%, over the same period in 2014. This increase in sales was primarily due to strong performance in the north central and eastern regions of the US, which increased 56% and 32%, respectively, over the corresponding three-month period ending June 30, 2014. In addition, the company achieved greater than 50% revenue growth from large system orders (which we define as orders greater than $5,000) for the three-month and the six-month periods as compared to the same periods ending June 30, 2014. The increase in large system orders in 2015 included revenues from the initial shipments of HazardPROTM wireless hazard monitoring systems following the successful achievement of third-party agency product certifications in the first quarter.

Gross Profit

Gross profit for the three months ended June 30, 2015 increased $110,000, or 10.8%, from $1,016,000 to $1,226,000 over the same period in 2014. Gross profit for the six months ended June 30, 2015 increased $202,000, or 10.2%, from $1,986,000 to $2,188,000 over the same period in 2014. Gross margin, as a percentage of net sales, for the three-month period ended June 30, 2015 was 55.0% compared to 57.7% for the same period in 2014. For the six-month periods ended June 30, 2015 and 2014, gross margins were 55.6% and 57.4%, respectively. Gross margins were lower in the 2015 periods due to higher manufacturing costs on the initial HazardPRO products. We believe we will be able to decrease HazardPRO manufacturing costs through production efficiencies and increased purchasing volumes.

Operating Expenses

Total operating expenses increased $91,000, or 10.0%, for the three months ended June 30, 2015 when compared to the same period in 2014. Total operating expenses increased $215,000, or 11.9%, for the six months ended June 30, 2015 when compared to the same period in 2014.

•	Selling and marketing expenses increased $12,000, or 3.0%, in the 2015 three-month period over the prior year, but decreased as a percentage of net sales to 20.1% from 22.7%. Selling and marketing expenses increased $30,000, or 3.8%, in the 2015 six-month period over the prior year period, but decreased as a percentage of net sales to 20.8% from 22.8%. The increase in expense dollars for the 2015 three-month period resulted from an increase in travel expenses. The increase for the 2015 six-month period resulted from higher outside sales representative commissions due to increased sales and travel expenses. In each of the three and six-month periods, net sales increased at a greater percentage than selling and marketing expenses as we leveraged our fixed costs.

•	General and administrative expenses increased $106,000, or 36.2%, for the 2015 three-month period compared to the same period in 2014 and increased as a percentage of net sales to 19.5% from 16.6%. For the 2015 six-month period, general and administrative expenses increased $161,000, or 25.0%, compared to the 2014 period and increased as a percentage of net sales to 20.4% from 18.6%. The increase for the 2015 three and six-month periods were due to depreciation and amortization of the intangible assets related to the acquisition of the HazardPRO technology in February 2014, wages and benefits related to additional personnel and the expensing of post-closing deliverables related to the HazardPRO acquisition. This increase in the three-month period was partially offset by a $17,000 decrease in the contingent earn-out related to the HazardPRO acquisition. This increase in the six month period was partially offset by the lower legal and professional fees than those incurred in 2014 related to the acquisition completed in February 2014 and a $17,000 decrease in the contingent earn-out related to the HazardPRO acquisition.

•	Research and development expenses decreased $27,000, or 12.5%, in the 2015 three–month period from the same period in 2014 and decreased as a percentage of net sales to 9.2% from 12.3%. For the 2015 six–month period, research and development expenses increased $24,000, or 6.3%, over the 2014 period, but decreased as a percentage of net sales to 10.3% from 11.0%. The decrease for the 2015 three-month period was due to a decrease in lab testing fees for approving the use of products in hazardous locations, contract engineering related to the HazardPRO product line, and development of prototypes for the HazardPRO product line. For the 2015 six-month period, the increase was due to an increase in lab testing fees noted above. The increase was partially offset by a decrease in contract engineering related to the HazardPRO product line.

Non-Operating Income

Non-operating income increased by $434,000, or 213.8%, for the 2015 three-month period compared to the same 2014 period. Non-operating income increased $699,000, or 92.8%, in the six months ended June 30, 2015, when compared to the same period in 2014. The increase is due to a greater number of shares of Rudolph Technologies, Inc. (“Rudolph”) stock sold during the three- and six-month periods. During the three months ended June 30, 2015 and 2014, we sold 49,066 and 18,240 shares, respectively, of Rudolph stock and recognized a gain of $632,000 and $203,000, respectively. During the six months ended June 30, 2015 and 2014, we sold 122,649 and 67,419 shares, respectively, of Rudolph stock and recognized a gain of $1,447,000 and $750,000, respectively. The Company has liquidated substantially all of its equity securities and will deploy the proceeds from the sale of these securities in its operating business.

Income Before Income Taxes

Income before income taxes was $764,000 for the three months ended June 30, 2015, representing an increase of $453,000, or 145.7%, when compared to the same period in 2014. Income before income taxes was $1,612,000 for the six months ended June 30, 2015, representing an increase of $686,000, or 74.1%, when compared to the same period in 2014.

The Production Monitoring Division had income before income taxes of $129,000 for the three months ended June 30, 2015 compared to $107,000 for the same period in 2014, an increase of $22,000, or 20.6%. For the six months ended June 30, 2015, the Production Monitoring Division had income before income taxes of $161,000 compared to $174,000 for the same period in 2014, a decrease of $13,000, or 7.5%. For the three months ended June 30, 2015, the increase in net income before income taxes was due to a 10.8% increase in gross profit, partially offset by the 10.0% increase in operating expenses. For the six months ended June 30, 2015, the 11.9% increase in operating expenses, partially offset by the 10.2% increase in gross profit, was the main reason for the decrease in net income before income taxes.

ESI Investment Company had income before taxes of $635,000 for the three-month period ended June 30, 2015 compared to $204,000 for the same period in 2014, an increase of $431,000, or 211.3%. ESI Investment Company had income before taxes of $1,451,000 for the six-month period ended June 30, 2015 compared to $752,000 for the same period in 2014, an increase of $699,000, or 92.9%. The changes for the two periods were a result of the gain realized on sales of available-for-sale securities in 2015 compared to 2014.

The net change in the unrealized value of available-for-sale securities was a decrease of $331,000 and $767,000 for the three and six months, respectively, ended June 30, 2015. The net changes are primarily due to the sale of Rudolph stock, which resulted in a $632,000 and $1,447,000 realized gain on the sales, and changes in the market price of Rudolph during the three and six months, respectively, ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,359,000 at June 30, 2015, and $1,190,000 at December 31, 2014. The increase was mainly from investing activities, as the Company sold substantially all of its available-for-sale securities during 2015.

Cash used in operating activities increased $394,000 to $304,000 for the 2015 six-month period, compared to $90,000 in cash generated from operating activities in the 2014 six-month period due to the increase in accounts receivable and inventories and a decrease in operating income, partially offset by an increase in accrued income taxes. The increase in trade receivables is due to higher sales while the increase in inventories is primarily due to the build-up of inventory for HazardPRO orders. The decrease in operating income is due to increased operating expenses and lower gross margins. The increase of $107,000 in accrued income taxes resulted from the gain on sale of available-for-sale securities and the timing of estimated payments for 2015 and 2014.

Cash generated from investing activities was $1,854,000 for the 2015 six-month period while cash used in investing activities was $762,000 in the 2014 six-month period.  We generated $1,467,000 in proceeds on the sale of available-for-sale securities during 2015 compared to $759,000 received in 2014. During 2015, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $402,000 compared to net purchases of $1,105,000 in 2014. In addition, the Company acquired the Harvest Engineering, Inc. (Harvest) wireless hazard monitoring technology and Insta-Link product family in February 2014, paying $400,000 and financing the remaining purchase price through a seller-financed note.

Cash used in financing activities was $381,000 in the 2015 six-month period compared to $4,000 in cash generated from financing activities in the 2014 six-month period. During 2015, we paid $381,000 on the long-term debt owed to Harvest for the technology purchased in February 2014, while the 2014 payment to Harvest was classified within investing activities as cash paid of an acquisition. During 2014, we had issued $4,000 in stock under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of June 30, 2015, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

August 11, 2015	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

August 11, 2015	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2015

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014, and (iv) Notes to Consolidated Financial Statements.

