Form 10-Q
period 2015-09-30
ELECTRO SENSORS INC
filed 2015-11-10
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 9, 2015 was 3,395,521.

ELECTRO-SENSORS, INC.
Form 10-Q
For the Periods Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,435	$1,190
Treasury bills	6,141	6,542
Available-for-sale securities	0	1,256
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	916	738
Inventories	1,558	1,224
Other current assets	175	163
Deferred income tax asset, current	12	0

Total current assets	11,237	11,113

Deferred income tax asset	102	0

Intangible assets, net	1,329	1,505

Property and equipment, net	1,076	1,146

Total assets	$13,744	$13,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of note payable	$390	$381
Accounts payable	176	126
Accrued expenses	477	392
Accrued income tax	192	82

Total current liabilities	1,235	981

Long-term liabilities
Note payable – long term	0	390
Contingent earn-out	455	472
Deferred income tax liability	0	391

Total long-term liabilities	455	1,253

Commitments and contingencies

Stockholders’ equity
Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,863	1,816
Retained earnings	9,885	8,641
Accumulated other comprehensive income (loss) (unrealized gain (loss) on available-for-sale securities, net of income tax)	(33)	734

Total stockholders’ equity	12,054	11,530

Total liabilities and stockholders’ equity	$13,744	$13,764

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$2,132	$1,917	$6,065	$5,379
Cost of goods sold	920	770	2,665	2,246

Gross profit	1,212	1,147	3,400	3,133

Operating expenses
Selling and marketing	368	409	1,186	1,197
General and administrative	389	327	1,194	971
Research and development	161	186	566	567

Total operating expenses	918	922	2,946	2,735

Operating income	294	225	454	398

Non-operating income (expense)
Interest expense	(3)	(5)	(9)	(12)
Gain on sale of available-for-sale securities	0	258	1,449	1,008
Interest income	4	0	6	2
Other income	4	3	11	11

Total non-operating income, net	5	256	1,457	1,009

Income before income taxes	299	481	1,911	1,407

Income taxes	104	168	667	492

Net income	$195	$313	$1,244	$915

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	0	(67)	132	(276)
Reclassification of gains included in net income, net of income tax	0	(160)	(899)	(625)
Other comprehensive loss	0	(227)	(767)	(901)

Net comprehensive income	$195	$86	$477	$14

Net income per share data:

Basic
Net income per share	$0.06	$0.09	$0.37	$0.27
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,515

Diluted
Net income per share	$0.05	$0.09	$0.34	$0.25
Weighted average shares	3,653,021	3,658,751	3,653,021	3,652,761

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from (used in) operating activities

Net income	$1,244	$915

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	264	120
Realized gain on sale of available-for-sale securities	(1,449)	(1,008)
Deferred income taxes	(34)	(17)
Stock-based compensation expense	47	51
Change in contingent earn-out fair value	(17)	0
Other	(7)	(1)
Change in, net of acquisition:
Trade receivables	(176)	(127)
Inventories	(334)	(205)
Other current assets	(12)	1
Accounts payable	50	157
Accrued expenses	85	180
Accrued income taxes	110	51

Net cash from (used in) operating activities	(229)	117

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	1,467	1,020
Purchases of treasury bills	(8,636)	(9,676)
Proceeds from the maturity of treasury bills	9,043	8,362
Cash paid for acquisition	0	(400)
Purchase of property and equipment	(19)	(45)

Net cash from (used in) investing activities	1,855	(739)

Cash flows from (used in) financing activities

Proceeds from issuance of common stock	0	4
Payments on long-term debt	(381)	0

Net cash from (used in) financing activities	(381)	4

Net increase (decrease) in cash and cash equivalents	1,245	(618)

Cash and cash equivalents, beginning	1,190	1,505
Cash and cash equivalents, ending	$2,435	$887

Supplemental cash flow information
Cash paid for income taxes	$592	$462
Cash paid for interest	$19	$0

Supplemental disclosures of non-cash investment and financing activities
Note payable issued to fund acquisition, net of discount	$0	$771

Contingent earn-out recorded in connection with the acquisition	$0	$472

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the audited consolidated financial statements and footnotes therein.

Management believes that the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2015 and for the three and nine-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no assets or operations. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company.” In October 2015, the Company’s board adopted resolutions to merge these two subsidiaries into the parent company effective January 1, 2016.

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and control systems for a variety of industrial machinery. The Company uses leading-edge technology to continuously improve its products and make them easier to use with the ultimate goal of manufacturing the industry-preferred product for every market served. The Company sells these products through an internal sales staff, manufacturers’ representatives, and distributors to a wide variety of industries that use the products in a variety of applications to monitor process machinery operations. The Company markets its products to customers located throughout the United States, Canada, Latin America, Europe, and Asia.

In addition, through its subsidiary ESI Investment Company, the Company has periodically made strategic investments in other businesses, primarily when the Company believes that these investments would facilitate development of technology complementary to the Company’s products. Although the Company, through ESI Investment Company, has invested in other businesses, the Company does not intend to become an investment company and intends to remain primarily an operating company. During 2015, the Company sold substantially all of its equity securities. See Note 4 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Revenue Recognition

The Company recognizes revenue from the sale of its production monitoring equipment when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Product revenues are recognized upon shipment because the contracts generally do not include post-shipment obligations. The Company may offer discounts that it records at the time of sale. In addition to exchanges and warranty returns, customers have limited refund rights. Historically, returns have been minimal and immaterial to the consolidated financial statements and are generally recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. The Company defers the recognition of revenue associated with these advance payments until it ships the product.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
(in thousands except share and per share amounts)
(unaudited)

Available-for-Sale Securities

The Company’s investments have traditionally consisted of equity securities, primarily common stocks and government debt securities. The estimated fair value of publicly traded equity securities is based on quoted market prices or management’s reasonable market price when quoted prices are not available, and therefore subject to the inherent risk of market fluctuations.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the period realized. There were no other-than-temporary impairments in the nine months ended September 30, 2015 and 2014.

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at September 30, 2015 and December 31, 2014 due to the short maturity nature of these instruments.

Stock-Based Compensation

The Company uses the straight-line method to recognize compensation expense based on the estimated fair value on the date of grant over the requisite service period related to each award. The Company estimates the fair value of stock options using the Black-Sholes-Merton (“BSM”) option pricing model, which incorporates assumptions such as risk-free interest rate, expected volatility, expected dividend yield, and expected life of options.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
(in thousands except share and per share amounts)
(unaudited)

Income Taxes

Deferred income taxes are presented as assets or liabilities based on timing differences between financial reporting and tax reporting methods. The Company computes deferred income tax assets and liabilities, and reports differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which the Company expects these income tax assets and liabilities to affect taxable income. Income tax expense (benefit) is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred liability allocated to other comprehensive income. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. No valuation allowance was deemed necessary at September 30, 2015 or December 31, 2014.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
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

Note 4. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2015
Money Market	$1,984	$0	$0	$1,984
Commercial Paper	271	0	0	271
Treasury Bills	6,137	4	0	6,141
Equity Securities	54	0	(54)	0
	8,446	4	(54)	8,396
Less Cash Equivalents	2,255	0	0	2,255
Total Investments, September 30, 2015	$6,191	$4	$(54)	$6,141

December 31, 2014
Money Market	$510	$0	$0	$510
Commercial Paper	345	0	0	345
Treasury Bills	6,542	0	0	6,542
Equity Securities	72	1,238	(54)	1,256
	7,469	1,238	(54)	8,653
Less Cash Equivalents	855	0	0	855
Total Investments, December 31, 2014	$6,614	$1,238	$(54)	$7,798

At December 31, 2014, the Company’s significant investment in equity securities was 122,649 shares of Rudolph Technologies, Inc. (“Rudolph”), accounted for under the available-for-sale method. As of December 31, 2014, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange (ticker symbol RTEC) was approximately $1,254, with an approximate cost of $16. During the three-month period ended September 30, 2014, the Company sold 25,700 shares of Rudolph stock and realized gains of $258 in non-operating income. During the nine-month periods ended September 30, 2015 and 2014, the Company sold 122,649 and 93,119 shares, respectively, of Rudolph stock and realized gains of $1,447 and $1,008, respectively, in non-operating income. As of September 30, 2015, the Company owned no shares of Rudolph stock.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
(in thousands except share and per share amounts)
(unaudited)

Note 5. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2015

	Carrying amount
	in consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$1,984	$1,984	$1,984	$0	$0
Commercial paper	271	271	271	0	0
Treasury bills	6,141	6,141	6,141	0	0
Available-for-sale
Equities
Limited-marketable company	0	0	0	0	0
Liabilities:
Contingent earn-out	455	455	0	0	455

December 31, 2014

	Carrying amount
	in consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$510	$510	$510	$0	$0
Commercial paper	345	345	345	0	0
Treasury bills	6,542	6,542	6,542	0	0
Available-for-sale
Equities
Small Cap Technology Sector	1,256	1,256	1,256	0	0
Liabilities:
Contingent earn-out	472	472	0	0	472

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

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

Balance at December 31, 2014	$472
Charge to earnings	(17)
Balance at September 30, 2015	$455

The decrease in the contingent earn-out reflects the Company’s expectation of moderately lower future contingent payments due to delays in releasing the product due to development and obtaining third-party certifications.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
(in thousands except share and per share amounts)
(unaudited)

Note 6. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30,	December 31,
	2015	2014
Raw Materials	$975	$729
Work In Process	286	263
Finished Goods	297	232
Total Inventories	$1,558	$1,224

Note 7. Intangible Assets, net

Intangible assets include the following:

		September 30, 2015
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$40	$80
Technology	7 Years	1,478	229	1,249
Intangible Assets		$1,598	$269	$1,329

		December 31, 2014
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$22	$98
Technology	7 Years	1,478	71	1,407
Intangible Assets		$1,598	$93	$1,505

Amortization expense for the nine months ended September 30, 2015 and 2014 was $176 and $34, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
(in thousands except share and per share amounts)
(unaudited)

Note 8. Note Payable

The note payable consists of the following:

	September 30, 2015	December 31, 2014
Note payable to seller	$400	$800
Payable in annual installments of principal of $400, with a maturity date of February 2016. This note is non-interest bearing and unsecured.

Less: Discount of note payable listed above	(10)	(29)
Net note payable	390	771
Less: Current maturities	390	381
Note Payable – Long Term	$0	$390

Note 9. Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the BSM model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company calculates expected volatility for stock options and awards using historical volatility because the Company believes the future volatility will approximate historical volatility. At September 30, 2015, the Company had two stock-based employee compensation plans.

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

During the nine-month period ended September 30, 2015, there were no stock options granted. During the nine-month periods ended September 30, 2015 and 2014, there were no stock options exercised.

As of September 30, 2015, there was approximately $125 of unrecognized compensation expense. The Company expects to recognize this expense over the next three years. There was no intrinsic value in the options outstanding and exercisable as of September 30, 2015 because the option exercise prices were greater than the fair market value on that date.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
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

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In evaluating segment performance, management focuses on sales and income before income taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
External sales
Production monitoring	$2,132	$1,917	$6,065	$5,379
Total	$2,132	$1,917	$6,065	$5,379

Net income before income taxes
Production monitoring	$295	$223	$456	$397
Investments	4	258	1,455	1,010
Total	$299	$481	$1,911	$1,407

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

All forward-looking statements in this document are based on information available to us as of the date of this Form 10Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those in projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. We have not developed new estimates subsequent to those discussed in our Annual Report.

The following table contains selected financial information, for the periods indicated, from our consolidated statements of comprehensive income expressed as a percentage of net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.2	40.2	43.9	41.8
Gross profit	56.8	59.8	56.1	58.2

Operating expenses
Selling and marketing	17.3	21.3	19.6	22.3
General and administrative	18.2	17.1	19.7	18.0
Research and development	7.6	9.7	9.3	10.5
Total operating expenses	43.1	48.1	48.6	50.8

Operating income	13.7	11.7	7.5	7.4

Non-operating income (expense)
Interest expense	(0.1)	(0.3)	(0.1)	(0.2)
Gain on sale of available-for-sale securities	0.0	13.5	23.9	18.7
Interest income	0.2	0.0	0.1	0.0
Other income	0.2	0.2	0.1	0.2
Total non-operating income, net	0.3	13.4	24.0	18.7

Income before income taxes	14.0	25.1	31.5	26.1

Income taxes	4.9	8.8	11.0	9.1

Net income	9.1%	16.3%	20.5%	17.0%

The following discusses the Company’s performance for the three and nine months ended September 30, 2015 and 2014.

RESULTS OF OPERATIONS

Net Sales

Net sales for the 2015 three-month period increased $215,000 or 11.2%, over the same period in 2014. Net sales for the 2015 nine-month period increased $686,000, or 12.8%, over the same period in 2014. The 2015 three-month increase in sales was primarily due to strong performance in the eastern region of the US, which increased 64% over the corresponding 2014 three-month period. In addition, the Company experienced strong international activity during the 2015 third quarter, resulting in greater than 25% growth in international sales as compared to the respective 2014 third quarter. Sales to Mexico and Canada have been particularly strong during the first nine months of the year, increasing more than 29% in the 2015 nine-month period compared to the 2014 nine-month period.

Gross Profit

Gross profit for the 2015 three-month period increased $65,000, or 5.7%, from $1,147,000 to $1,212,000 over the same period in 2014. Gross profit for the 2015 nine-month period increased $267,000, or 8.5%, from $3,133,000 to $3,400,000 over the 2014 period. Gross profit, as a percentage of net sales, for the 2015 three-month period decreased to 56.8% compared to 59.8% for the same period in 2014. For the 2105 and 2014 nine-month periods, the gross profit margins were 56.1% and 58.2%, respectively. Gross profit margins were lower in the 2015 periods due to higher manufacturing costs on the initial HazardPRO products. We expect to decrease HazardPRO manufacturing costs through production efficiencies and increased purchasing volumes.

Operating Expenses

Total operating expenses decreased $4,000, or 0.4%, for the 2015 three-month period compared to the same period in 2014. Total operating expenses increased $211,000, or 7.7%, for the 2015 nine-month period compared to the same period in 2014.

•	Selling and marketing expenses decreased $41,000, or 10.0%, in the 2015 three-month period over the prior year, and decreased as a percentage of net sales to 17.3% from 21.3%. Selling and marketing expenses decreased $11,000, or 0.9%, in the 2015 nine-month period over the prior year period, and decreased as a percentage of net sales to 19.6% from 22.3%. The decrease in the 2015 three-month period resulted from lower outside commission expense due a decrease in the number of outside sales representatives. The decrease for the 2015 nine-month period resulted from decreased salaries and bonuses and expenses related to trade shows. In both the 2015 three and nine-month periods, net sales increased at a greater percentage than selling and marketing expenses as we leveraged our fixed costs.

•	General and administrative expenses increased $62,000, or 19.0%, for the 2015 three-month period compared to the same period in 2014 and increased as a percentage of net sales to 18.2% from 17.1%. For the 2015 nine-month period, general and administrative expenses increased $223,000, or 23.0%, compared to the 2014 period and increased as a percentage of net sales to 19.7% from 18.0%. The increase for the 2015 three and nine-month periods were due to depreciation and amortization of the intangible assets related to the February 2014 acquisition of the HazardPRO technology and wages and benefits related to additional personnel. The increase in the three-month period was partially offset by a decrease from the 2014 expensing of post-closing deliverables related to the HazardPRO acquisition. The increase in the nine-month period was partially offset by the lower legal and professional fees than those incurred in 2014 related to the February 2014 acquisition and a decrease in equipment rental due to the 2014 purchase of a new phone system.

•	Research and development expenses decreased $25,000, or 13.4%, in the 2015 three–month period from the same period in 2014 and decreased as a percentage of net sales to 7.6% from 9.7%. For the 2015 nine–month period, research and development expenses decreased $1,000, or 0.2%, over the 2014 period, and decreased as a percentage of net sales to 9.3% from 10.5%. The decrease for the 2015 three-month period resulted from lower 2015 salary expense due to reduced staffing levels and the fact that the 2014 period included prototype development costs for the HazardPRO product line. For the 2015 nine-month period, the expenses were flat as an increase in lab testing fees for hazardous locations was partially offset by decreases in salaries due to reduced staffing and lower contract engineering and prototype development costs related to the HazardPRO product line.

Non-Operating Income

Non-operating income decreased by $251,000, or 98.0%, for the 2015 three-month period compared to the same 2014 period. Non-operating income increased $448,000, or 44.4%, in the 2015 nine-month period, when compared to the same period in 2014. The decrease for the three-month period reflects the sales of shares of Rudolph Technologies, Inc. (“Rudolph”) stock during the 2014 period. During the 2014 three-month period, we sold 25,700 shares of Rudolph stock and recognized a gain of $258,000. We had no sales of Rudolph stock during the three months ended September 30, 2015. The increase for the 2015 nine-month period is due to a greater number of shares of Rudolph stock sold. During the nine months ended September 30, 2015 and 2014, we sold 122,649 and 93,119 shares, respectively, of Rudolph stock and recognized gains of $1,447,000 and $1,008,000, respectively. The Company has liquidated substantially all of its equity securities and will make the proceeds from the sale of these securities available to its operating business.

Income Before Income Taxes

Income before income taxes was $299,000 for the 2015 three-month period, representing a decrease of $182,000, or 37.8%, compared to the same period in 2014. Income before income taxes was $1,911,000 for the 2015 nine–month period, representing an increase of $504,000, or 35.8%, compared to the same period in 2014.

The Production Monitoring Division had income before income taxes of $295,000 for the 2015 three–month period compared to $223,000 for the same period in 2014, an increase of $72,000, or 32.3%. For the 2015 nine–month period ended September 30, 2015, the Production Monitoring Division had income before income taxes of $456,000 compared to $397,000 for the same period in 2014, an increase of $59,000, or 14.9%. The 2015 increase in net income before income taxes was due to a 5.7% increase in gross profit. The increase in net income before income taxes in the 2015 nine-month period was primarily due to the 8.5% increase in gross profit, partially offset by the 7.7% increase in operating expenses.

ESI Investment Company had income before income taxes of $4,000 for the 2015 three-month period compared to $258,000 for the same period in 2014, a decrease of $254,000, or 98.4%. ESI Investment Company had income before income taxes of $1,455,000 for the 2015 nine-month period compared to $1,010,000 for the same period in 2014, an increase of $445,000, or 44.1%. The changes for the two periods occurred because the Company sold and realized gains from all of its remaining Rudolph shares in the first six months of 2015.

The net change in the unrealized value of available-for-sale securities was a decrease of $767,000 for the 2015 nine–month period ended September 30, 2015. The net changes are primarily due to the sale of Rudolph stock, which resulted in a $1,447,000 realized gain on the sales, and changes in the market price of Rudolph during the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,435,000 at September 30, 2015, and $1,190,000 at December 31, 2014. The increase was mainly from investing activities, as the Company sold substantially all of its available-for-sale securities during 2015.

Cash used in operating activities increased $346,000 to $229,000 for the 2015 nine-month period, compared to cash generated from operating activities of $117,000 in the 2014 nine-month period. The increase is due to an increase in inventories and decreases in accounts payable and accrued expenses. The increase in inventories is primarily due to the build-up of inventory for HazardPRO system orders. The decrease in the change in accounts payable is due to the timing of payments for inventory. The decrease in the change in accrued expenses is due to changes in the compensation plans.

Cash generated from investing activities was $1,855,000 for the 2015 nine-month period while cash used in investing activities was $739,000 in the 2014 nine-month period. We generated $1,467,000 in proceeds on the sale of available-for-sale securities during 2015 compared to $1,020,000 received in 2014. During 2015, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $407,000 compared to net purchases of $1,314,000 in 2014. In addition, the Company acquired the Harvest Engineering, Inc. (Harvest) wireless hazard monitoring technology and Insta-Link product family in February 2014, paying $400,000 and financing the remaining purchase price through a seller-financed note.

Cash used in financing activities was $381,000 in the 2015 nine-month period compared to $4,000 in cash generated from financing activities in the 2014 nine-month period. During 2015, we paid $381,000 on the long-term debt owed to Harvest for the technology purchased in February 2014, while the 2014 payment to Harvest was classified within investing activities as cash paid of an acquisition. During 2014, we had issued $4,000 in stock under the Employee Stock Purchase Plan.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of September 30, 2015, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

November 10, 2015	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

November 10, 2015	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2015

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014, and (iv) Notes to Consolidated Financial Statements.

