Form 10-K
period 2015-12-31
ELECTRO SENSORS INC
filed 2016-03-14
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $6,700,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2015.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 9, 2016 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

1

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2015

PART I

Item 1.          Business.

Introduction

Electro-Sensors, Inc. (“we,” “us,” “our,” the “Company” or “ESI”) is engaged in manufacturing and selling industrial production monitoring and process control systems.

In addition, through our former subsidiary ESI Investment Company, we periodically made strategic investments in other businesses and companies, primarily when we believed that these investments would facilitate the development of technology complementary to our existing products. During 2015, we sold substantially all our remaining investments in other businesses and companies. Effective December 31, 2015, we merged ESI Investment Company and Senstar Corporation, a subsidiary with no business operations, into the parent company Electro-Sensors, Inc.

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

Our speed monitoring systems compare revolutions per minute or speed against acceptable rates as determined by a customer. The systems vary in complexity, from a simple system that detects slow-downs or stoppages, to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring the shaft speed.

The speed monitoring systems also include a line of products that measure production counts or rates, such as parts, gallons, or board feet. The speed monitoring systems also include alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals, computer inputs, or digital displays that are usable by the customer.

We also offer production monitoring devices that include a tilt switch, vibration monitor, and slide gate position monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity (e.g., when grain fills a silo). A vibration monitor will alert an operator when the vibration of a machine in a production system exceeds or is less than a specified level. The slide gate position monitor is used in plant operations to provide feedback of the position of a slide gate. As part of our Electro-Sentry Hazard Monitoring system, we also have temperature sensors that are used to monitor bearing temperature and belt misalignment.

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

We have a sales agreement with Motrona GmbH, a German control and interface devices manufacturer, under which we have the right to distribute Motrona products in the United States. These products interface with our products on various applications.

In 2008, we introduced our Electro-Sentry 1 hazard monitoring system, which integrates our sensors for monitoring temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring. The system enables our customers to locate which part of their material handling system is operating incorrectly, typically in less than ten seconds, by using visual diagrams on a touch screen. In 2012, we introduced the Electro-Sentry 16 hazard monitoring system and added new features to the Electro-Sentry 1 system.

In 2013, the Company added ION Frequency/Discrete-In, a product that allows users to measure up to 12 shaft speeds and/or signal frequencies from pulse-frequency-output sensors. This is our third ION product, completing the ION product line to support all ESI sensor products and providing the customer high-speed/accuracy signal acquisition at low cost and saved wiring costs. The Company also expanded the Series 18 shaft speed sensors to include additional housings and connection options to reach a broader range of installations. In addition, in 2013 we also introduced product upgrades for sensing capability and ruggedness on our Hall-effect sensors.

In 2014, we introduced a process meter for analog output sensors, such as our TT420, temperature sensors, ST420, speed sensors, and SG1000, slide gate position monitor.

Additionally, in 2014, the Company purchased the Insta-Link wireless hazard technology monitoring system and product family, together with related technology and intellectual property rights, from Harvest Engineering Inc., a privately held Illinois-based corporation, and its affiliated parties and owners (“Harvest”). The Company is marketing the wireless hazard monitoring products under its new HazardPROTM product line and manufacturing and servicing these products at its Minnetonka, Minnesota facility. The Company agreed to pay $1,200,000 for the product line, of which $400,000 was paid at closing, and additional payments of $400,000 will be paid on each of the first and second anniversary of the closing. The final payment of $400,000 was made on February 18, 2016. Harvest may earn up to an additional $550,000 of purchase price, depending upon the achievement of revenue measures during the four calendar years following the closing.

We expect to continue to expend resources to develop new products and to market new and existing products for use in a wide variety of monitoring applications.

Our customers have diverse applications for our products in the grain, feed, bio-fuels, power generation, water utilities and waste water treatment, mining, chemical, and other processing areas. We continue to look for new industries to expand sales and may also consider acquiring compatible businesses as part of our growth strategy. We believe that a wide variety of organizations can achieve significant savings in both time and materials by adding production monitoring and drive control technology to existing processes to coordinate the operation of related machines. Our products are sold into both the “retro-fit” market and into new manufacturing or processing systems.

Our corporate web site provides significant information and product application knowledge to existing and prospective customers and also direct knowledge to our sales partners. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K.

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors located throughout the United States, Canada, Mexico, Chile, Colombia, Guatemala, Peru, United Kingdom, Ukraine, Egypt, Saudi Arabia, Australia, China, Korea, Vietnam, Malaysia, Philippines, and Singapore. Sales to customers outside the United States represent approximately 13% of sales in 2015. The sensing and control units are sold under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. These products are sold to businesses in a wide variety of industries, including agriculture, grain-handling, feed, biofuels, food processing, chemicals, mining, utility, forest products, steel, tire, glass and electronics. Any business that uses machinery with a rotating shaft is a potential customer.

We advertise in national industrial periodicals that cover a range of industrial products and attend several local, national and international tradeshows designated for the industry throughout the year. We also use our corporate website and other related industry websites for advertising and marketing purposes.

Competition

We face substantial competition in the sale of our production monitoring systems from a broad range of industrial and commercial businesses. Many of these competitors are well established and have greater sales volume. Among our larger competitors are Danaher Controls, Red Lion Controls, 4B Elevator Components Ltd., and Durant Corporation. We believe our competitive advantages include our products superior design and quality, the fact that our products are sold as ready-to-install units, and they can be used in a wide range of applications. Our major disadvantages include the fact that our major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we are not dependent on any single source for these supplies and materials. We have not experienced any significant problem of short supply or delays from our suppliers.

Customers

We are not dependent upon a single or a few customers for a material (10% or more) portion of our sales.

Patents, Trademarks and Licenses

The Company relies on a combination of patent, trademark, and trade secret laws to establish proprietary right in its products.

We have registered the name “Electro-Sensors” as a trademark with the U.S. Patent and Trademark Office (“USPTO”), Reg. No. 1,142,310. We believe this trademark has been and will continue to be useful in developing and protecting market recognition for our products. We established the HazardPROTM trademark in the first quarter of 2014 and intend to register the trademark with the USPTO during 2016.

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

Governmental Approvals

Although, we are not required to obtain governmental approval of our products, we choose to obtain certain third party certifications to meet our customers’ needs. These certifications may expand our market opportunities in certain industries.

Effect of Governmental Regulations

We do not believe that any existing or proposed governmental regulations will have a material effect on our business.

Research and Development (in thousands)

We invest in research and development programs to develop new products in related markets and to integrate state-of-the-art technology into our existing products. We incurred research and development expenses of approximately $753 and $810 during 2015 and 2014, respectively. We undertake development projects based upon the identified specific needs of the markets we serve.

Our future success depends in part upon our ability to develop new products in our varying segments. Difficulties or delays in our ability to develop, produce, test and market new products could have a material adverse effect on future sales growth.

Compliance with Environmental Laws

Compliance with federal, state and local environmental laws has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on our competitive position.

Employees

As of March 9, 2016, we had 36 employees, all of whom are full-time. We believe that our relations with our employees are good. None of our employees are members of unions.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain our key employees, or recruit and train others, our product development, marketing and sales could be negatively impacted.

Fluctuations in Operating Results.

We have experienced fluctuations in our past operating results, and expect to experience fluctuations in the future, which may affect the market price of our Common Stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the markets we serve and economic disruptions. Because fluctuations can happen, we caution investors that results of our operations for recent periods may not accurately predict how we will perform in the future. We cannot ensure that we will experience revenue or earnings growth.

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. Forward-looking statements are made throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and include statements relating to management’s intentions that we not become an investment company, our expectations and intentions with respect to growth, statements relating to management’s beliefs with respect to our marketing and product development, our expectations and beliefs with respect to the value of our intellectual property, our beliefs with respect to our competitive position in the marketplace, our beliefs with respect to the effect of governmental regulations on our business, our beliefs with respect to our employee relations, our expectations and beliefs with respect to the future performance of our investment securities, the adequacy of our facilities, expansion of our number of manufacturer’s representatives and exclusive distributors, our intention to develop new products, the possibility of acquiring compatible businesses as part of our growth strategy, and our expectations with respect to our cash requirements and use of cash.

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause these results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include our ability to:

•	successfully use our cash and liquid assets to develop or acquire new or complementary products to increase our revenue and profitability;

•	successfully integrate the wireless hazard technology and product line we purchased in February 2014;

•	quickly and successfully adapt to changing industry technological standards;

•	comply with existing and changing industry regulations;

•	attract and retain new quality manufacturer’s representatives and distributors;

•	attract and retain key personnel, including senior management;

•	adapt to changing economic conditions and manage downturns in the economy in general; and

•	keep pace with competitors, some of whom are much larger and have substantially greater resources than us.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2016.

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

	Period	High	Low

2015	First Quarter	$4.38	$3.64
	Second Quarter	$4.56	$3.84
	Third Quarter	$4.40	$3.53
	Fourth Quarter	$4.02	$3.55

2014	First Quarter	$4.33	$3.94
	Second Quarter	$4.42	$3.86
	Third Quarter	$4.25	$3.42
	Fourth Quarter	$4.20	$3.09

Based on data provided by our transfer agent, as of March 9, 2016, we had 76 shareholders of record who held 903,331 shares of the Company’s common stock. In addition, nominees held an additional 2,492,190 shares for approximately 299 shareholders holding shares in street name.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 12 to our 2015 consolidated financial statements. We did not repurchase any equity securities during the years ended December 31, 2015 and 2014.

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

	Year Ended December 31,
	2015	2014
Net Sales	100.0%	100.0%
Cost of Goods Sold	44.7	42.0
Gross Profit	55.3	58.0

Operating Expenses
Selling and marketing	20.4	22.1
General and administrative	21.3	18.9
Research and development	9.9	11.5
Total Operating Expenses	51.6	52.5

Operating Income	3.7	5.5

Non-operating Income (Expense)

Interest expense	(0.1)	(0.2)
Gain on sale of available-for-sale securities	19.0	16.5
Interest income	0.0	0.0
Other income	0.2	0.2
Total Non-operating Income, Net	19.1	16.5

Income before Income Taxes	22.8	22.0

Income Taxes	6.9	6.5

Net Income	15.9%	15.5%

The following paragraphs discuss the Company’s performance for years ended December 31, 2015 and 2014.

Comparison of 2015 vs. 2014 (in thousands)

Net Sales

Net sales increased $595 or 8.5%, to $7,636 in 2015 from $7,041 in 2014. This increase was primarily driven by sales of HazardPRO wireless hazard monitoring systems following our receipt in early 2015 of third-party certification for installing HazardPRO systems into certain hazardous environments. These HazardPRO systems are now deployed in a wide–range of agricultural and industrial applications, including grain handling and milling, animal nutrition and hardwood processing.

We continue to see steady demand for our broad line of shaft speed switches and sensors as well as sensors for monitoring sliding gates and valves. These sensors and switches are highly desired for their durability, safety and long-term value. On a geographic basis, we experienced a 20% growth in sales to customers in the South Central U.S. International markets remain an important part of our business, providing over 13% of our 2015 revenue from shipments into 45 countries.

Gross Profit

Gross profit for 2015 increased $140, or 3.4%, to $4,226 from $4,086 in 2014. Gross margin for 2015 was 55.3% compared to 58.0% in 2014. The slight decrease in the gross margin was primarily due to higher manufacturing costs on the initial HazardPRO products. We expect HazardPRO manufacturing costs to continue to decrease through production efficiencies and increased purchasing volume.

Operating Expenses

Total operating expenses increased $241, or 6.5%, to $3,936 in 2015 compared to $3,695 in 2014. This increase was due to the following:

•	Selling and marketing expenses were relatively unchanged in 2015 compared to 2014, but decreased as a percentage of sales to 20.4% from 22.1%. Increased travel costs related to promoting HazardPRO and personnel expenses were partially offset by a decrease in commissions paid to manufacturer’s representatives.

•	General and administrative expenses increased $296, or 22.3%, to $1,625 in 2015 compared to $1,329 in 2014, and increased as a percentage of sales to 21.3% from 18.9%. The increase was due primarily to amortization of the intangible assets related to the February 2014 acquisition of the HazardPRO technology and wages and benefits related to additional personnel. Amortization expense on the HazardPRO technology for 2015 was approximately $211 compared to approximately $71 in 2014.

•	Research and development expenses decreased $57, or 7.0%, to $753 in 2015 compared to $810 in 2014, and decreased as a percentage of sales to 9.9% from 11.5%. The 2015 decrease was the result of lower wages and benefits due to reduced staffing levels and costs incurred in 2014 for prototype and development of the HazardPRO product line.

Operating Income

Operating income decreased $101 or 25.8%, to $290 in 2015 from $391 in 2014, and decreased as a percentage of sales to 3.7% from 5.5%, due primarily to lower 2015 gross margin, which was slightly offset by lower operating expenses discussed above.

Non-Operating Income

Non-operating income increased $291 to $1,454 in 2015 from $1,163 in 2014, primarily as a result of additional realized gains on sales of shares of Rudolph Technologies, Inc. (“Rudolph”). As of December 31, 2015, the Company has fully liquidated all holdings in Rudolph stock.

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

Net Income After Tax

We reported net income of $1,214 in 2015 as compared to net income of $1,094 in 2014, an increase of $120, or 11.0%. Basic and diluted earnings per share were $0.36 and $0.33, respectively, in 2015, compared to basic and diluted earnings per share of $0.32 and $0.30, respectively, in 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $569 and $1,190 at December 31, 2015 and 2014, respectively. The decrease was mainly due to net cash used in operating activities, as described below. Working capital was $9,941 at December 31, 2015 compared to $10,132 at December 31, 2014.

Cash used in operating activities in 2015 was $306, compared to cash generated from operating activities of $263 in 2014, resulting in a decrease of cash from operating activities of $569. The decrease resulted, in part, from an increase in inventories and a decrease in accrued expenses and income tax payable. The inventory increase is primarily due to the build-up of inventory for anticipated HazardPRO system orders. The decrease in accrued expenses is due to changes in compensation plans. The decrease in income tax accruals is due to the timing of income tax payments.

Cash generated from investing activities in 2015 was $66, compared to $581 cash used in 2014 investing activities. The increase is primarily due to the receipt of $1,467 for sales of available-for-sale securities during 2015 compared to $1,178 during 2014. In addition, the Company acquired the Harvest wireless hazard monitoring technology in February 2014 for $400,000 and financed the remaining purchase price through a seller-financed note.

We used cash of $381 in 2015 financing activities compared to cash of $3 generated in 2014. During 2015, we paid $381 on the long-term note owed to Harvest, which was the first installment under the note payable agreement. The final $400 installment on the note payable was paid on February 18, 2016.

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

Significant estimates, including the underlying assumptions, consist of the economic lives of long-lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventory, investments, contingent earn-out, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Economic lives of long-lived assets

We estimate the economic useful life of long-lived assets used in the business. Expected asset lives may be shortened or an impairment may be recorded based on a change in the expected use of the asset.

Realizability of trade receivables

We estimate our allowance for doubtful accounts based on prior history and the aging of our trade receivables. We are unable to predict which, if any, of our customers will be unable to pay their open invoices at a future date.

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

Valuation of stock-based compensation expense

We estimate the expected life and forfeiture rates of stock options granted when calculating the value of options using the Black-Sholes-Merton model. The actual life and forfeiture rate could differ from what we estimated.

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

Item 8.            Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electro-Sensors, Inc. and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Electro-Sensors, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Minneapolis, Minnesota
March 14, 2016

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2015	2014
ASSETS

Current assets

Cash and cash equivalents	$569	$1,190
Treasury bills	7,872	6,542
Available-for-sale securities	0	1,256
Trade receivables, less allowance for doubtful accounts of $8 and $10, respectively	689	738
Inventories	1,564	1,224
Other current assets	170	163
Deferred income tax asset, current	14	0

Total current assets	10,878	11,113

Deferred income tax asset	170	0

Intangible assets, net	1,270	1,505

Property and equipment, net	1,103	1,146

Total assets	$13,421	$13,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$390	$381
Accounts payable	136	126
Accrued expenses	396	392
Income tax payable	4	82

Total current liabilities	926	981

Long-term liabilities

Note payable – long term	0	390
Contingent earn-out	455	472
Deferred income tax liability	0	391

Total long-term liabilities	455	1,253

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,879	1,816
Retained earnings	9,855	8,641
Accumulated other comprehensive income (loss) (unrealized gain (loss) on available-for-sale securities, net of income tax)	(33)	734

Total stockholders’ equity	12,040	11,530

Total liabilities and stockholders’ equity	$13,421	$13,764

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

	Years ended December 31,
	2015	2014

Net Sales	$7,636	$7,041
Cost of Goods Sold	3,410	2,955

Gross Profit	4,226	4,086

Operating Expenses

Selling and marketing	1,558	1,556
General and administrative	1,625	1,329
Research and development	753	810

Total Operating Expenses	3,936	3,695

Operating Income	290	391

Non-operating Income (Expense)

Interest expense	(11)	(17)
Gain on sale of available-for-sale securities	1,449	1,163
Interest income	0	2
Other income	16	15

Total Non-operating Income, Net	1,454	1,163

Income before Income Taxes	1,744	1,554

Income Taxes	530	460

Net Income	1,214	1,094

Other Comprehensive Loss
Change in unrealized value of available-for-sale securities, net of income tax	131	(176)
Reclassification of gains included in net income, net of income tax	(898)	(721)

Other Comprehensive Loss	(767)	(897)
Net Comprehensive Income	$447	$197

Net Income per share data

Basic
Net income per share	$0.36	$0.32
Weighted average shares	3,395,521	3,395,510

Diluted
Net income per share	$0.33	$0.30
Weighted average shares	3,653,021	3,654,382

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

	Common Stock Issued		Additional		Accumulated other	Total
	Shares	Amount	paid-in capital	Retained earnings	comprehensive income (loss)	Stockholders’ equity

Balance, December 31, 2013	3,394,707	$339	$1,746	$7,547	$1,631	$11,263

Other comprehensive loss					(897)	(897)
Stock issued through the employee stock purchase plan	814	0	3			3
Stock-based compensation expense			67			67
Net income				1,094		1,094

Balance, December 31, 2014	3,395,521	339	1,816	8,641	734	11,530

Other comprehensive loss					(767)	(767)
Stock-based compensation expense			63			63
Net income				1,214		1,214

Balance, December 31, 2015	3,395,521	$339	$1,879	$9,855	$(33)	$12,040

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2015	2014
Cash flows from (used in) operating activities

Net Income	$1,214	$1,094

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	348	209
Realized gain on sale of available-for-sale securities	(1,449)	(1,163)
Deferred income taxes	(104)	(81)
Change in contingent earn-out fair value	(17)	0
Stock-based compensation expense	63	67
Other	(1)	1
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	51	6
Inventories	(340)	(164)
Other current assets	(7)	18
Accounts payable	10	67
Accrued expenses	4	127
Accrued income taxes	(78)	82

Net cash from (used in) operating activities	(306)	263

Cash flows from (used in) investing activities:

Proceeds from sale of available-for-sale securities	1,467	1,178
Purchase of treasury bills	(12,674)	(14,184)
Proceeds from the maturity of treasury bills	11,343	12,871
Cash paid for acquisition	0	(400)
Purchase of property and equipment	(70)	(46)

Net cash from (used in) investing activities	66	(581)

Cash flows from (used in) financing activities:

Proceeds from issuance of common stock	0	3
Payments on long-term debt	(381)	0

Net cash from (used in) financing activities	(381)	3

Net decrease in cash and cash equivalents	(621)	(315)

Cash and cash equivalents, beginning	1,190	1,505
Cash and cash equivalents, ending	$569	$1,190

Supplemental cash flow information
Cash paid during the year for income taxes	$712	$462
Cash paid during the year for interest	$19	$0

Supplemental disclosures of non-cash investment and financing activities

Note payable issued to fund acquisition, net of discount	$0	$771

Contingent earn-out recorded at fair value in connection with the acquisition	$0	$472

See Notes to Consolidated Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

The accompanying consolidated financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no assets or operations. As of December 31, 2015, these two subsidiaries were merged into the Electro-Sensors, Inc. parent company. Intercompany accounts, transactions and earnings have been eliminated in consolidation. The consolidated entity is referred to as “the Company” or “ESI.”

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and control systems for a variety of industrial machinery. The Company uses leading-edge technology to continuously improve its products and make them easier to use, with the ultimate goal of manufacturing the industry-preferred product for every market served. The Company sells these products through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of industries that use the products in a range of applications to monitor process machinery operations. The Company markets its products to a variety of different industries located throughout the United States, Canada, Mexico, Latin America, Europe, and Asia.

In addition, through our former subsidiary ESI Investment Company, we periodically made strategic investments in other businesses, primarily when we believed that these investments would facilitate the development of technology complementary to our existing products. During 2015, we sold substantially all our remaining investments in other businesses and companies. See Note 3 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the economic lives of long lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventory, investments, contingent earn-out, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may, also, be invested in three month Treasury Bills. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

The Company maintains its cash and cash equivalents in primarily one bank deposit account, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to any significant credit risk on cash.

Trade receivables and credit policies

Trade receivables are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Trade receivables are stated at the amount billed to the customer. Customer account balances with invoices over 90 days are considered delinquent. The Company does not accrue interest on delinquent trade receivables.

Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Available-for-sale securities

The Company’s investments have traditionally consisted of equity securities, primarily common stocks and government debt securities. The estimated fair value of publicly traded equity securities is based on reported market prices or management’s reasonable market price when quoted prices are not available, and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of this classification at each balance sheet date.

Since the Company generally does not make investments in anticipation of short-term fluctuations in market price, the Company classifies its investments in equity securities and treasury bills as available-for-sale. Available-for-sale securities with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity and within accumulated other comprehensive income (loss).

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2015 and 2014. The Company sold substantially all of its available-for-sale securities during 2015.

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2015 and 2014 due to the short term maturity nature of these instruments.

Inventories

Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out) or market.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Property and equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized.

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes impairment to the extent that the carrying value of an asset exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3-10
Building	7-40

Intangible assets

Intangible assets are comprised of a noncompete agreement and the HazardPROTM technology. The Company amortizes the cost of these intangible assets on a straight-line method over the estimated useful lives.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Product revenues are recognized upon shipment because the contracts generally do not include post-shipment obligations. The Company may offer discounts that it records at the time of sale. In addition to exchanges and warranty returns, customers have limited refund rights. Historically, returns have been minimal and immaterial to the consolidated financial statements and are generally recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. The Company defers the recognition of revenue associated with these advance payments until the product ships.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $56 and $57 in fiscal 2015 and 2014, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $753 and $810 in fiscal 2015 and 2014, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive income (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. No valuation allowance was deemed necessary at December 31, 2015 and 2014.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company recognized income tax positions at the largest amount that is more likely than not to be realized. The Company reflects changes in recognition or measurement in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Net income per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income.

	Income	Shares	Per share amount

2015:
Basic EPS	$1,214	3,395,521	$0.36
Effect of dilutive stock options		257,500	(0.03)
Diluted EPS	$1,214	3,653,021	$0.33

2014:
Basic EPS	$1,094	3,395,510	$0.32
Effect of dilutive stock options		258,872	(.02)
Diluted EPS	$1,094	3,654,382	$0.30

Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2015, the Company had two stock-based compensation plans.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Recently Issued Accounting Pronouncements

Inventory Measurement (Evaluating)

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect this standard to have a material effect on its consolidated financial statements.

Contract Revenue Recognition (Evaluating)

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 which was amended in August 2015. This standard amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect this standard to have a material effect on its consolidated financial statements.

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

The transaction was recorded as a business combination and the results of operations have been included in the consolidated statement of comprehensive income since the date of acquisition. Acquisition fees of approximately $15 incurred in connection with the transaction were recorded in operating expenses in 2014.

In connection with the acquisition, the Company is obligated to pay an earn-out of up to $550 based upon the level of revenues generated from the acquired products during the four calendar years following closing. At the time of acquisition, the Company recorded a contingent liability of $472 representing the fair value estimate of the earn-out based upon the Company’s projected likelihood of meeting the revenue targets.

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

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Note 3. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2015
Money Market Funds	$246	$0	$0	$246
Commercial Paper	247	0	0	247
Treasury Bills	7,876	0	(4)	7,872
Equity Securities	54	0	(54)	0
	8,423	0	(58)	8,365
Less Cash Equivalents	493	0	0	493
Total Investments, December 31, 2015	$7,930	$0	$(58)	$7,872

December 31, 2014
Money Market Funds	$510	$0	$0	$510
Commercial Paper	345	0	0	345
Treasury Bills	6,542	0	0	6,542
Equity Securities	72	1,238	(54)	1,256
	7,469	1,238	(54)	8,653
Less Cash Equivalents	855	0	0	855
Total Investments, December 31, 2014	$6,614	$1,238	$(54)	$7,798

Realized gains and losses on investments are as follows:

	Years Ended December 31,
	2015	2014

Gross Realized Gains	$1,449	$1,163
Gross Realized Losses	0	0
Net Realized Gain	$1,449	$1,163

At December 31, 2014, the Company’s significant investment in equity securities was 122,649 shares of Rudolph Technologies, Inc. (“Rudolph”) accounted for under the available-for-sale method. As of December 31, 2014, the aggregate value of the Company’s Rudolph shares as reported on the Nasdaq Stock Exchange (ticker symbol RTEC) was approximately $1,254, with an approximate cost of $16. During fiscal 2015 and 2014, the Company sold 122,649 and 108,687 shares, respectively, of Rudolph stock and reported a gain of $1,447 and $1,163, respectively, in other income.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,
	2015	2014
Unrealized Gains (Losses)
Unrealized holding gains (losses) arising during the period	$211	$(284)
Less: Reclassification of gains included in net income	(1,449)	(1,163)
	(1,238)	(1,447)

Deferred Taxes on Unrealized Gains (Losses):
Increase (decrease) in deferred taxes on unrealized gains (losses) arising during the period	80	(108)
Less: Reclassification of taxes on gains included in net income	(551)	(442)
	(471)	(550)

Net Change in Accumulated Other Comprehensive Income (Loss)	$(767)	$(897)

Note 4. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2015

	Carrying
	amount in
	consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market	$246	$246	$246	$0	$0
Commercial paper	247	247	247	0	0
Treasury bills	7,872	7,872	7,872	0	0
Liabilities:
Contingent earn-out	455	455	0	0	455

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

YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2015	2014

Beginning Balance	$472	$0
Additions (Note 2)	0	472
Charge to earnings	(17)	0
Ending Balance	$455	$472

The decrease in the contingent earn-out, in 2015, reflects the Company’s expectation of moderately lower future contingent payments due to delays in releasing the product due to development and obtaining third-party certifications.

Note 5. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2015	2014
Raw Materials	$956	$729
Work In Process	297	263
Finished Goods	311	232
Total Inventories	$1,564	$1,224

Note 6. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2015	2014
Equipment	$285	$266
Furniture and Fixtures	410	380
Building	1,365	1,365
Land	415	415
	2,475	2,426
Less Accumulated Depreciation	1,372	1,280
Total Property and Equipment	$1,103	$1,146

Depreciation expense for the years ended December 31, 2015 and 2014 was $113 and $116, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Note 7. Net Intangible Assets

Intangible assets include the following:

		December 31, 2015
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$46	$74
Technology	7 Years	1,478	282	1,196
Net Intangible Assets		$1,598	$328	$1,270

		December 31, 2014
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$22	$98
Technology	7 Years	1,478	71	1,407
Net Intangible Assets		$1,598	$93	$1,505

Amortization expense for the years ended December 31, 2015 and 2014 was $235 and $93, respectively.

Estimated amortization expense over the next five years is as follows:

2016	$235
2017	235
2018	235
2019	213
2020	211

Note 8. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2015	2014
Wages and Commissions	$272	$276
Other	124	116
Total Accrued Expenses	$396	$392

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Note 9. Note Payable

The note payable consists of the following:

	December 31,
	2015	2014
Note payable to seller	$400	$800
Payable in annual installments of principal of $400, with a maturity date of February 2016. This note is non-interest bearing and unsecured.

Less: Discount of note payable listed above	(10)	(29)
Net note payable	390	771
Less: Current maturities	390	381
Note Payable – Long Term	$0	$390

Note 10. Commitments

Lease commitments

The Company is leasing office equipment under an operating lease expiring in 2017.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount
2016	$8
2017	3
Total Minimum Lease Payments	$11

Rental expense charged to operations was $8 and $21 for the years ended December 31, 2015 and 2014, respectively.

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

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Stock-based compensation

Pursuant to the 2013 Plan, the Company is authorized to grant options to purchase up to 300,000 shares of its common stock. As of December 31, 2015, options to purchase an aggregate of 250,000 shares were outstanding, 165,000 shares were exercisable under the 2013 Plan, and 50,000 shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Pursuant to the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock. As of December 31, 2015, options to purchase an aggregate of 7,500 shares were outstanding and exercisable under the 1997 Plan. The board terminated the plan in 2014. The existing grants may be exercised according to the terms of the grant agreements but no additional options will be granted under the 1997 Plan.

During the year ended December 31, 2014, options to purchase 11,980 shares of common stock expired for four employees.

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan to employees of the company:

	Options Outstanding

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at January 1, 2014	61,980	$4.20	9.7
Granted	0
Exercised	0
Canceled/forfeited/expired	(11,980)	(4.16)
Balance at December 31, 2014	50,000	4.21	8.6
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2015	50,000	$4.21	7.6
Vested and exercisable as of December 31, 2015	50,000			$0

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2015.

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

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding director stock options under both plans:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at January 1, 2014	185,000	$4.64	9.5
Granted	25,000	4.39	10.0
Exercised	0
Canceled/forfeited/expired	(2,500)	(4.15)
Balance at December 31, 2014	207,500	4.62	8.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2015	207,500	$4.62	7.4
Vested and exercisable as of December 31, 2015	122,500			$0

(1) The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2015.

The weighted average grant date fair value of options granted during the year ended December 31, 2014 was $35. The Company recognized compensation expense of approximately $63 and $67 during the years ended December 31, 2015 and 2014, respectively, in connection with the issuance of the options.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the year ended December 31, 2014 are as follows:

Dividend Yield	0.00%
Expected Volatility	44.11%
Risk Free Interest Rate	2.02%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

There were no options exercised during the years ended December 31, 2015 and 2014.

As of December 31, 2015, there was approximately $109 of unrecognized compensation expense under the 2013 Plan. The Company expects to recognize this expense over the next three years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Stock purchase plan

The 1996 Employee Stock Purchase Plan (the “ESPP”) allowed employees to set aside up to 10% of their earnings for the purchase of shares of the Company’s common stock. The purchase price was the lower of 85% of the market value at the date of the grant or the exercise date, which was six months from the date of the grant. Under the ESPP, the Company was authorized to sell and issue up to 150,000 shares of its common stock to its full-time employees. There were 81,653 shares issued under the plan. The plan was terminated effective January 1, 2014.

Note 12. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 153,457 shares of the Company’s stock at December 31, 2015. All shares held by the Plan have been released and allocated. No dividends were paid during the years ended December 31, 2015 and 2014. The Plan had no debt to the Company at December 31, 2015 or 2014.

The Company recognized compensation expense for contributions of $24 and $18, respectively, to the ESOP plan in 2015 and 2014.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, the Company may distribute the ESOP’s shares to the terminated participant at the Company’s election. At December 31, 2015, 153,457 shares of the Company’s stock, with an aggregate fair market value of approximately $549, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions. The Company believes that the market for its shares meets the ESOP requirements and that there would not be a current obligation to repurchase shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. There were no profit sharing contributions by the Company in 2015 or 2014.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Note 13. Income Taxes

The components of the income tax provision for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

Current:
Federal	$633	$540
State	1	1
Deferred:
Federal	(101)	(60)
State	(3)	(21)
Total Federal and State Income Taxes	$530	$460

The provision for income taxes for the years ended December 31, 2015 and 2014 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2015	2014

Computed “Expected” Federal Tax Expense	$601	$529
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	10	10
Credits	(43)	(47)
Domestic Production Activities Deduction	(22)	(17)
Permanent Differences	5	4
Other	(21)	(19)
Total Federal and State Income Taxes	$530	$460

The components of the net deferred tax asset (liability) consist of:

	2015	2014

Deferred Tax Assets:
Vacation accrual	$34	$33
Allowance for doubtful accounts	3	4
Stock compensation	102	80
Bonus	10	0
Depreciation and amortization	1	0
Net unrealized loss on investments	21	0
State carryforward R&D credit	46	31
Total Deferred Tax Assets	217	148

Deferred Tax Liabilities:
Prepaid expenses	33	35
Depreciation and amortization	0	54
Net unrealized gain on investments	0	450
Total Deferred Tax Liabilities	33	539

Net Deferred Tax Asset (Liability)	$184	$(391)

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Deferred assets and liabilities are reported on the balance sheet as follows:

	2015	2014

Deferred Tax Assets:
Current	$14	$0
Long-term	170	0
Total Deferred Tax Assets	$184	$0

Deferred Tax Liabilities:
Long-term	$0	$391

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service and state jurisdictions are 2012 through 2015. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2015 or December 31, 2015 and uncertain tax positions are not significant.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(in thousands except share and per share amounts)

Note 14. Segment Information

As of December 31, 2015, the Company has two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment, in particular speed monitoring and motor control systems for industrial machinery. ESI Investment Company holds investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1. In evaluating segment performance, management focuses on sales and income before taxes. The Company has no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	2015	2014

Net revenues
Production Monitoring	$7,636	$7,041
Total	7,636	7,041
Sales in foreign countries
Production Monitoring	972	973
Total	972	973
Interest income
Production Monitoring	0	0
ESI Investment Company	0	2
Total	0	2
Depreciation and amortization expense
Production Monitoring	348	209
Total	348	209
Interest expense
Production Monitoring	11	17
Total	11	17
Capital purchases
Production Monitoring	70	46
Total	70	46
Total assets
Production Monitoring	4,998	4,945
ESI Investment Company	8,423	8,819
Total	13,421	13,764
Income before income taxes
Production Monitoring	295	389
ESI Investment Company	1,449	1,165
Total	$1,744	$1,554

 Note 15. Subsequent Events

On February 9, 2016, the Board of Directors approved a stock option grant of 50,000 shares for the Company’s president. The options vest 20% immediately and 20% on each of the next four anniversaries of the grant. The options were priced at the fair market value on the date of grant.

Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.        Other Information.

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2016 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 20, 2016 (“Annual Meeting”).

Item 10.      Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2016 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement, and is incorporated herein by reference.

Code of Ethics and Business Conduct

The Company has adopted the Electro-Sensors Code of Ethics and Business Conduct (the “Code of Conduct”) applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the Company’s executive offices. Any amendment to, or waiver from, a provision of our Code of Conduct will be posted to our website.

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 11.      Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

The following table provides information as of December 31, 2015 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	257,500	$4.54	50,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	257,500	$4.54	50,000(1)

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2016 Proxy Statement, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2016 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of independent registered public accounting firm services” in the Company’s 2016 Proxy Statement, and is incorporated herein by reference.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 14, 2016

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 14, 2016

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

Signature	Title	Date

/s/ David L. Klenk	President and Director (CEO and CFO)	March 14, 2016

/s/ Joseph A. Marino	Chairman and Director	March 14, 2016

/s/ Scott A. Gabbard	Director	March 14, 2016

/s/ Michael C. Zipoy	Director	March 14, 2016

/s/ Jeffrey D. Peterson	Director	March 14, 2016

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2015	Commission File No. 000-9587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
^*10.1	Electro-Sensors, Inc. 1997 Stock Option Plan —incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
^*10.2	Electro-Sensors, Inc. 2013 Equity Incentive Plan incorporated by reference to Appendix C of the Company’s Proxy Statement for the Company’s 2013 Annual Meeting of Shareholders
^10.3	Asset Purchase Agreement dated as of February 14, 2014 by and among Harvest Engineering Inc., Harvest Engineering, LLC, Stephen Meyer, Bruce Meyer, and Electro-Sensors, Inc. – incorporated by reference to exhibit 10.4 to the Company’s 2013 Form 10-K
^*10.4	Form of Incentive Stock Option Agreement under 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
^*10.5	Form of Non-qualified Stock Option Agreement under 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 7, 2016
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for years ended December 31, 2015 and 2014, (iv) Consolidated Statement of Changes in Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

^	Incorporated by reference to a previously filed report or document—SEC File No. 000-9587
*	Management contract or compensatory plan or arrangement

