Form 10-Q
period 2016-03-31
ELECTRO SENSORS INC
filed 2016-05-12
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 10, 2016 was 3,395,521.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$505	$569
Treasury bills	7,487	7,872
Trade receivables, less allowance for doubtful accounts of $8	807	689
Inventories	1,495	1,564
Other current assets	167	170
Income tax receivable	32	0
Deferred income tax asset, current	1	14

Total current assets	10,494	10,878

Deferred income tax asset	198	170

Intangible assets, net	1,212	1,270

Property and equipment, net	1,082	1,103

Total assets	$12,986	$13,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$0	$390
Accounts payable	155	136
Accrued expenses	396	396
Accrued income tax	0	4

Total current liabilities	551	926

Long-term liabilities

Contingent earn-out	455	455

Total long-term liabilities	455	455

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,908	1,879
Retained earnings	9,766	9,855
Accumulated other comprehensive loss (unrealized loss on available-for-sale securities, net of income tax benefit)	(33)	(33)

Total stockholders’ equity	11,980	12,040

Total liabilities and stockholders’ equity	$12,986	$13,421

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$1,716	$1,885
Cost of goods sold	782	823

Gross profit	934	1,062

Operating expenses
Selling and marketing	427	407
General and administrative	482	406
Research and development	173	216

Total operating expenses	1,082	1,029

Operating income (loss)	(148)	33

Non-operating income (expense)
Interest expense	(1)	(4)
Gain on sale of available-for-sale securities	0	815
Interest income	11	1
Other income	3	3
Total non-operating income, net	13	815

Income (loss) before income taxes	(135)	848

Provision for (benefit from) income taxes	(46)	295

Net income (loss)	$(89)	$553

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$0	$69
Reclassification of gains included in net income, net of income tax	0	(505)
Other comprehensive loss	0	(436)

Net comprehensive income (loss)	$(89)	$117

Net income per share data:

Basic
Net income (loss) per share	$(0.03)	$0.16
Weighted average shares	3,395,521	3,395,521

Diluted
Net income (loss) per share	$(0.03)	$0.15
Weighted average shares	3,395,521	3,653,021

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from (used in) operating activities

Net income (loss)	$(89)	$553

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	79	88
Realized gain on sale of available-for-sale securities	0	(815)
Deferred income taxes	(15)	40
Stock-based compensation expense	29	16
Other	(11)	(3)
Change in:
Trade receivables	(118)	(186)
Inventories	69	(122)
Other current assets	3	(16)
Accounts payable	19	101
Accrued expenses	0	5
Accrued income taxes	(36)	140

Net cash used in operating activities	(70)	(199)

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	0	825
Purchases of treasury bills	(1,447)	(2,499)
Proceeds from the maturity of treasury bills	1,843	2,700
Purchase of property and equipment	0	(5)

Net cash from investing activities	396	1,021

Cash flows used in financing activities

Payments on long-term debt	(390)	(381)

Net cash used in financing activities	(390)	(381)

Net increase (decrease) in cash and cash equivalents	(64)	441

Cash and cash equivalents, beginning	569	1,190
Cash and cash equivalents, ending	$505	$1,631

Supplemental cash flow information
Cash paid for income taxes	$5	$116
Cash paid for interest	$10	$19

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2016

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the audited consolidated financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2016 and for the three-month period then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of cash equivalents, treasury bills, trade receivables, accounts payable, and other financial working capital items approximate fair value at March 31, 2016 and December 31, 2015, due to the short maturity nature of these instruments.

Stock-Based Compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life, and the expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

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

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2016
Money Market	$240	$0	$0	$240
Commercial Paper	199	0	0	199
Treasury Bills	7,481	6	0	7,487
Equity Securities	54	0	(54)	0
	7,974	6	(54)	7,926
Less Cash Equivalents	439	0	0	439
Total Investments, March 31, 2016	$7,535	$6	$(54)	$7,487

December 31, 2015
Money Market	$246	$0	$0	$246
Commercial Paper	247	0	0	247
Treasury Bills	7,876	0	(4)	7,872
Equity Securities	54	0	(54)	0
	8,423	0	(58)	8,365
Less Cash Equivalents	493	0	0	493
Total Investments, December 31, 2015	$7,930	$0	$(58)	$7,872

During the three-month period ended March 31, 2015 the Company sold 73,583 shares of Rudolph Technologies, Inc. (ticker symbol RTEC) stock and reported gains of $815 in non-operating income.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2016

	Carrying amount in consolidated balance sheet
			Fair Value Measurement Using
		Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$240	$240	$240	$0	$0
Commercial paper	199	199	199	0	0
Treasury bills	7,487	7,487	7,487	0	0
Equity Securities	0	0	0	0	0
Liabilities:
Contingent earn-out	455	455	0	0	455

December 31, 2015

	Carrying amount in consolidated balance sheet
			Fair Value Measurement Using
		Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Money market funds	$246	$246	$246	$0	$0
Commercial paper	247	247	247	0	0
Treasury bills	7,872	7,872	7,872	0	0
Equity Securities	0	0	0	0	0
Liabilities:
Contingent earn-out	455	455	0	0	455

The fair value of the money market funds, commercial paper and treasury bills is based on quoted market prices in an active market. The available-for-sale security is a limited-marketable company. There is an insignificant market for the limited-marketable company and the Company has determined the value based on financial and other factors, which are considered level 3 inputs in the fair value hierarchy. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 4. Note Payable

The note payable consists of the following:

December 31, 2015
Note payable to seller	$400
Payable in annual installments of principal of $400. The note was paid off in February 2016. This note is non-interest bearing and unsecured.

Less: Discount of note payable listed above	(10)
Net note payable	390
Less: Current maturities	390
Note Payable – Long Term	$0

Note 5. Stock-Based Compensation

During the first quarter of 2016, the Company granted its Chief Executive Officer options to purchase 50,000 shares of common stock. The options were priced at fair market value and vested 20% on the grant date, with an additional 20% vesting on the first four anniversaries of the grant date. The options expire ten years from the date of grant.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the quarter ended March 31, 2016 are as follows:

Dividend Yield	0.00%
Expected Volatility	36.17%
Risk Free Interest Rate	1.31%
Expected Life	6 Years

As of March 31, 2016, there was approximately $143 of unrecognized compensation expense. The Company expects to recognize this expense over the next four years.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 6. Segment Information

As of January 1, 2016, the Company has one reportable operating segment: Production Monitoring. During the first quarter of 2015, the Company had two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment. ESI Investment Company held investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In evaluating segment performance, management focuses on sales and income before income taxes. The Company had no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended March 31,
	2016	2015
External sales
Production monitoring	$1,716	$1,885
Total	$1,716	$1,885

Income (loss) before income taxes
Production monitoring	$(135)	$32
Investments	0	816
Total	$(135)	$848

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts or our efforts to accelerate growth; our business development activities; our efforts to maintain or reduce production costs; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. We consider any statement that is not based solely upon historical facts, including our strategies for the future and the outcome of events that have not yet occurred, as a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those in these forward-looking statements. The forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No new estimates exist other than those discussed in our Annual Report.

The following table contains selected financial information, for the periods indicated, from our consolidated statements of comprehensive income (loss) expressed as a percentage of net sales.

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold	45.6	43.7
Gross profit	54.4	56.3

Operating expenses
Selling and marketing	24.9	21.6
General and administrative	28.1	21.5
Research and development	10.0	11.5
Total operating expenses	63.0	54.6

Operating income (loss)	(8.6)	1.7

Non-operating income (expense)
Interest expense	(0.1)	(0.2)
Gain on sale of available-for-sale securities	0.0	43.2
Interest income	0.6	0.1
Other income	0.2	0.2
Total non-operating income, net	0.7	43.3

Income (loss) before income taxes	(7.9)	45.0

Provision for (benefit from) income taxes	(2.7)	15.6

Net income (loss)	(5.2)%	29.4%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2016 and 2015.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the 2016 first quarter decreased $169, or 9.0%, when compared to the same period in 2015. This decrease in sales was primarily due to lower sales in the southwestern US and international regions, which declined 34% and 46% respectively. The decreases were primarily the result of customers delaying capital purchases during the quarter due to challenging macroeconomic conditions in the markets we serve. This weakness was partially offset by 25% growth in the north central and northwestern US regions, largely driven by sales of our sensor and switch products. The company experienced growth within the grain and bulk material handling markets when compared to the same period of 2015.

Gross Profit

Gross profit for the 2016 first quarter decreased $128, or 12.1%, from $1,062 to $934. Gross margin, as a percentage of net sales, for the three months ended March 31, 2016 was 54.4%, versus 56.3% for the same period in 2015. The slight decrease in gross margin percentage was due to a change in product mix and lower capacity utilization.

Operating Expenses

Total operating expenses increased $53, or 5.2%, for the 2016 fiscal quarter compared to the same period of 2015. As a percentage of net sales, operating expenses increased to 63.0% in the 2016 three-month period compared to 54.6% in the same period for 2015. Part of the percentage increase reflects the fact that fiscal 2016 first quarter sales decreased from fiscal 2015 first quarter sales.

•	Selling and marketing costs increased $20, or 4.9%, for fiscal 2016 first quarter when compared to the same period in 2015, and increased as a percentage of net sales to 24.9% from 21.6%. The dollar increase was due to increased travel and system demonstrations to potential customers.

•	General and administrative costs increased $76, or 18.7%, for fiscal 2016 first quarter compared to the same period in 2015, and increased as a percentage of net sales to 28.1% from 21.5%. The dollar increase was due to higher wages and benefit expense due to additional personnel, legal and professional fees, and stock compensation expense due to an option granted to the Chief Executive Officer in February 2016. The increase is partially offset by a decrease in depreciation expense.

•	Research and development costs decreased $43, or 19.9%, for fiscal 2016 first quarter compared to the same period in 2015, and decreased as a percentage of net sales to 10.0% from 11.5%. The decrease in research and development costs was the result of lower wages and benefits due to reduced staffing levels in 2016 and costs incurred in 2015 related to lab testing fees for the HazardPRO product line.

Non-Operating Income (Expense)

Non-operating income decreased by $802 for fiscal 2016 first quarter compared to the same period for 2015. This decrease was due to the liquidation of shares in Rudolph Technologies, Inc. in the second quarter of 2016. During the 2015 first quarter, we sold 73,583 shares of Rudolph Technologies, Inc. stock and recognized gain on the sales of $815.

Income (Loss) Before Income Taxes

Loss before income taxes was $135 for the 2016 first quarter, a decrease of $983, or 115.9%, when compared to income before income taxes of $848 for the quarter ended March 31, 2015.

The decrease was the result of lower 2016 sales and no gain on sale of available-for-sale securities recognized in 2016. During the first quarter of 2015, we recognized $815 of gain on sale of available-for-sale securities (see “Non-Operating Income (Expense)”).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $505 at March 31, 2016 and $569 at December 31, 2015. The decrease was mainly from investing activities, as the Company did not have any sales of available-for-sale securities during 2016.

Cash used in operating activities was $70 and $199 for the three months ended March 31, 2016 and 2015, respectively. The $129 decrease in cash used in operating activities was mainly due to the 2016 smaller increase in trade receivables and decrease in inventories, partially offset by a decrease in accrued income taxes. The increase in trade receivables is due to increased sales in the first quarter of 2016 compared to the fourth quarter of 2015. The decrease in inventories is primarily due to our lower purchases of inventory in the 2015 fourth quarter and 2016 first quarter, compared to the respective prior year periods. The decrease in accrued income taxes was due to lower taxable income due to the liquidation of shares in Rudolph Technologies, Inc. in the first quarter of 2015.

Cash generated from investing activities was $396 and $1,021 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $396 and $201, respectively. We generated $825 in proceeds on the sale of available-for-sale securities during the 2015 first quarter.

Cash used in financing activities was $390 and $381 for the first quarters of 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, we paid $390 and $381 on the long-term debt owed to Harvest Engineering, Inc. (“Harvest”) for the technology purchased in February 2014. As of March 31, 2016, the note payable to Harvest has been paid in full.

Our ongoing cash requirements will be primarily for capital expenditures, contingent earn-out, research and development, and working capital. Management believes that cash on hand and any cash from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of March 31, 2016, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

May 12, 2016	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

May 12, 2016	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2016

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (iv) Notes to Consolidated Financial Statements.

