Form 10-Q
period 2016-06-30
ELECTRO SENSORS INC
filed 2016-08-12
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 9, 2016 was 3,395,521.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$560	$569
Treasury bills	7,488	7,872
Trade receivables, less allowance for doubtful accounts of $8	1,035	689
Inventories	1,517	1,564
Other current assets	130	170
Deferred income tax asset, current	16	14

Total current assets	10,746	10,878

Deferred income tax asset	189	170

Intangible assets, net	1,153	1,270

Property and equipment, net	1,065	1,103

Total assets	$13,153	$13,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of note payable	$0	$390
Accounts payable	178	136
Accrued expenses	398	396
Accrued income tax	51	4

Total current liabilities	627	926

Long-term liabilities
Contingent earn-out	383	455

Total long-term liabilities	383	455

Commitments and contingencies

Stockholders’ equity
Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,927	1,879
Retained earnings	9,906	9,855
Accumulated other comprehensive loss (unrealized loss on available-for-sale securities, net of income tax benefit)	(29)	(33)

Total stockholders’ equity	12,143	12,040

Total liabilities and stockholders’ equity	$13,153	$13,421

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$2,009	$2,048	$3,725	$3,933
Cost of goods sold	835	922	1,617	1,745

Gross profit	1,174	1,126	2,108	2,188

Operating expenses
Selling and marketing	448	411	875	818
General and administrative	331	399	813	805
Research and development	188	189	361	405

Total operating expenses	967	999	2,049	2,028

Operating income	207	127	59	160

Non-operating income (expense)
Interest expense	0	(2)	(1)	(6)
Gain on sale of available-for-sale securities	0	634	0	1,449
Interest income	4	1	15	2
Other income	6	4	9	7

Total non-operating income, net	10	637	23	1,452

Income before income taxes	217	764	82	1,612

Income taxes	77	268	31	563

Net income	$140	$496	$51	$1,049

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	4	63	4	132
Reclassification of gains included in net income, net of income tax	0	(394)	0	(899)
Other comprehensive income (loss)	4	(331)	4	(767)

Net comprehensive income	$144	$165	$55	$282

Net income per share data:

Basic
Net income per share	$0.04	$0.15	$0.01	$0.31
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income per share	$0.04	$0.14	$0.01	$0.29
Weighted average shares	3,692,032	3,653,021	3,703,021	3,653,021

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from (used in) operating activities

Net income	$51	$1,049

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	157	177
Realized gain on sale of available-for-sale securities	0	(1,449)
Deferred income taxes	(21)	(11)
Stock-based compensation expense	48	31
Change in contingent earn-out fair value	(72)	(17)
Other	(15)	(4)
Change in:
Trade receivables	(346)	(268)
Inventories	47	(234)
Other current assets	40	33
Accounts payable	42	151
Accrued expenses	2	40
Accrued income taxes	47	198

Net cash used in operating activities	(20)	(304)

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	0	1,467
Purchases of treasury bills	(3,440)	(5,641)
Proceeds from the maturity of treasury bills	3,843	6,043
Purchase of property and equipment	(2)	(15)

Net cash from investing activities	401	1,854

Cash flows used in financing activities

Payments on long-term debt	(390)	(381)

Net cash used in financing activities	(390)	(381)

Net increase (decrease) in cash and cash equivalents	(9)	1,169

Cash and cash equivalents, beginning	569	1,190
Cash and cash equivalents, ending	$560	$2,359

Supplemental cash flow information
Cash paid for income taxes	$5	$377
Cash paid for interest	$10	$19

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2016

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2016 and for the three and six-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of cash equivalents, treasury bills, trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2016 and December 31, 2015, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED JUNE 30, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2016
Money Market	$240	$0	$0	$240
Commercial Paper	105	0	0	105
Treasury Bills	7,478	10	0	7,488
Equity Securities	54	0	(54)	0
	7,877	10	(54)	7,833
Less Cash Equivalents	345	0	0	345
Total Investments, June 30, 2016	$7,532	$10	$(54)	$7,488

December 31, 2015
Money Market	$246	$0	$0	$246
Commercial Paper	247	0	0	247
Treasury Bills	7,876	0	(4)	7,872
Equity Securities	54	0	(54)	0
	8,423	0	(58)	8,365
Less Cash Equivalents	493	0	0	493
Total Investments, December 31, 2015	$7,930	$0	$(58)	$7,872

During the three-month period ended June 30, 2015, the Company sold 49,066 shares of Rudolph Technologies, Inc. (ticker symbol RTEC) stock and reported gains of $632 in non-operating income. During the six-month period ended June 30, 2015, the Company sold 122,649 shares of RTEC stock and reported gains of $1,447 in non-operating income. As of June 30, 2016, the Company held no shares of RTEC stock.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2016

	Carrying amount in consolidated balance sheet
			Fair Value Measurement Using
		Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$240	$240	$240	$0	$0
Commercial paper	105	105	105	0	0
Treasury bills	7,488	7,488	7,488	0	0
Equity securities	0	0	0	0	0
Liabilities:
Contingent earn-out	383	383	0	0	383

December 31, 2015

	Carrying amount in consolidated balance sheet
			Fair Value Measurement Using
		Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$246	$246	$246	$0	$0
Commercial paper	247	247	247	0	0
Treasury bills	7,872	7,872	7,872	0	0
Equity securities	0	0	0	0	0
Liabilities:
Contingent earn-out	455	455	0	0	455

The fair value of the money market funds, commercial paper and treasury bills is based on quoted market prices in an active market. The available-for-sale security is a limited-marketable company. There is an insignificant market for the limited-marketable company and the Company has determined its value based on financial and other factors, which are considered level 3 inputs in the fair value hierarchy. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

	Period Ended June 30,
	2016	2015

Beginning Balance	$455	$472
Credit to earnings	(72)	(17)
Ending Balance	$383	$455

The decrease in the contingent liability reflects the Company’s expectation of moderately lower future contingent payments throughout the four year earn-out period.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2016

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

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the six months ended June 30, 2016 are as follows:

Dividend yield	0.00%
Expected volatility	36.17%
Risk free interest rate	1.31%
Expected life	6 years

As of June 30, 2016, there was approximately $124 of unrecognized compensation expense. The Company expects to recognize this expense over the next four years.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 6. Segment Information

As of January 1, 2016, the Company has one reportable operating segment: Production Monitoring. During 2015, the Company had two reportable operating segments: Production Monitoring and Investments. The Production Monitoring Division manufactures and markets a complete line of production monitoring equipment. ESI Investment Company held investments in marketable and non-marketable securities.

The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In evaluating segment performance, management focuses on sales and income before income taxes. The Company had no inter-segment sales.

The following is financial information relating to the continuing operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
External sales
Production monitoring	$2,009	$2,048	$3,725	$3,933
Total	$2,009	$2,048	$3,725	$3,933

Income before income taxes
Production monitoring	$217	$129	$82	$161
Investments	0	635	0	1,451
Total	$217	$764	$82	$1,612

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

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.6	45.0	43.4	44.4
Gross profit	58.4	55.0	56.6	55.6

Operating expenses
Selling and marketing	22.3	20.1	23.5	20.8
General and administrative	16.5	19.5	21.8	20.4
Research and development	9.3	9.2	9.7	10.3
Total operating expenses	48.1	48.8	55.0	51.5

Operating income	10.3	6.2	1.6	4.1

Non-operating income (expense)
Interest expense	0.0	(0.1)	(0.0)	(0.2)
Gain on sale of available-for-sale securities	0.0	31.0	0.0	36.8
Interest income	0.2	0.0	0.4	0.1
Other income	0.3	0.2	0.2	0.2
Total non-operating income, net	0.5	31.1	0.6	36.9

Income before income taxes	10.8	37.3	2.2	41.0

Income taxes	3.8	13.1	0.8	14.3

Net income	7.0%	24.2%	1.4%	26.7%

The following discusses the Company’s performance for the three and six months ended June 30, 2016 and 2015.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended June 30, 2016 decreased $39 or 1.9% over the same period in 2015. Net sales for the six-month period ended June 30, 2016 decreased $208 or 5.3% over the same period in 2015. The second quarter decrease primarily resulted from lower sales in the north central US and overseas territories, each area declining 26% over the corresponding 2015 three-month period. These decreases were partially offset by a 51% increase in large-order performance. In addition, plant upgrades and expansions in the animal feed industry resulted in the Company achieving strong results in our analog sensor product line.

Gross Profit

Gross profit for the three months ended June 30, 2016 increased $48, or 4.3%, over the same period in 2015. Gross profit for the six months ended June 30, 2016 decreased $80, or 3.7%, over the same period in 2015 due to lower revenue in the 2016 period. Gross margin, as a percentage of net sales, increased to 58.4% in the 2016 three-month period from 55.0% in the prior year, and increased to 56.6% in the 2016 six-month period compared to 55.6% in the prior year. Gross margin percentages were higher in the 2016 periods due to production efficiencies.

Operating Expenses

Total operating expenses decreased $32, or 3.2%, for the three months ended June 30, 2016 when compared to the same period in 2015 and decreased as a percentage of sales from 48.8% to 48.1%. Total operating expenses increased $21, or 1.0%, for the six months ended June 30, 2016 when compared to the same period in 2015 and increased as a percentage of sales from 51.5% to 55.0%.

•	Selling and marketing expenses increased $37, or 9.0%, in the 2016 three-month period over the prior year, and increased as a percentage of net sales to 22.3% from 20.1%. Selling and marketing expenses increased $57, or 7.0%, in the 2016 six-month period over the prior year period, and increased as a percentage of net sales to 23.5% from 20.8%. The increase in expense dollars for the 2016 three-month period resulted from an increase in wages and benefits due to hiring of additional personnel. The increase for the 2016 six-month period resulted from an increase in wages and benefits due to additional personnel, the cost of providing system demonstrations to potential customers and increased travel. The six month increase is partially offset by a decrease in commission paid to outside manufacturers’ representatives due to lower sales volume.

•	General and administrative expenses decreased $68, or 17.0%, for the 2016 three-month period compared to the same period in 2015 and decreased as a percentage of net sales to 16.5% from 19.5%. For the 2016 six-month period, general and administrative expenses increased $8, or 1.0%, compared to the 2015 period and increased as a percentage of net sales to 21.8% from 20.4%. The decrease for the 2016 three-month period was due to a decrease in the accrual for the contingent earn-out liability related to the HazardPRO acquisition and the expensing of post-closing deliverables related to the HazardPRO acquisition in 2015. The increase for the 2016 six-month period was due to an increase in wages and benefits and stock compensation expense due to an option granted to the Chief Executive Officer in February 2016. The six month increase was partially offset by a decrease in depreciation expense, the decrease in the contingent earn-out liability related to the HazardPRO acquisition and the 2015 expensing of post-closing deliverables related to the HazardPRO acquisition. During the second quarter of 2016, the Company decreased the contingent earn-out by $72 compared to a decrease of $17 in the same period for 2015.

•	Research and development expenses decreased $1, or 0.1%, in the 2016 three–month period from the same period in 2015 but increased as a percentage of net sales to 9.3% from 9.2%. For the 2016 six–month period, research and development expenses decreased $44, or 10.9%, over the 2015 period, and decreased as a percentage of net sales to 9.7% from 10.3%. The percentage increase for the 2016 three-month period was due to lower sales in 2016 than in 2015. For the 2016 six-month period, the decrease was the result of lower wages and benefits due to reduced staffing levels in 2016 and costs incurred in 2015 related to lab testing fees for the HazardPRO product line. The decrease was partially offset by an increase in contract engineering related to the HazardPRO product line.

Operating Income

Three-month operating income grew 63.0% to $207 from $127 due to the 2016 higher gross margin and lower operating expenses while six-month operating revenue decreased 63.1% to $59 from $160, due primarily to lower fiscal 2016 first quarter revenue.

Non-Operating Income

Non-operating income decreased by $627, or 98.4%, for the 2016 three-month period compared to the same 2015 period. Non-operating income decreased $1,429, or 98.4%, in the six months ended June 30, 2016, when compared to the same period in 2015. This decrease was due to the liquidation of shares in Rudolph Technologies, Inc. in the second quarter of 2015. During the 2015 second quarter, we sold 49,066 shares of Rudolph Technologies, Inc. stock and recognized gain on the sales of $632. During the six-month period ended June 30, 2015, we sold 122,649 shares of Rudolph Technologies, Inc. stock and recognized gain on the sales of $1,447.

Income Before Income Taxes

Income before income taxes was $217 for the three months ended June 30, 2016, representing a decrease of $547, or 71.6%, when compared to the same period in 2015. Income before income taxes was $82 for the six months ended June 30, 2016, representing a decrease of $1,530, or 94.9%, when compared to the same period in 2015.

The decrease for both periods in 2016 was the result of a decrease in the sale of available-for-sale securities recognized in 2016. During the six-month period ended June 30, 2015, we recognized $1,449 of gain on sale of available-for-sale securities (see “Non-Operating Income (Expense)”).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $560 at June 30, 2016, and $569 at December 31, 2015. The Company maintains a small cash balance and invests the majority of its available funds in United States Treasury securities.

Cash used in operations was favorably impacted by a decrease in inventories, and an increase in operating income, net of income taxes. For the 2016 six-month period we used $284 less cash in operations compared to the 2015 six-month period. In the 2016 period, the Company had a small decrease in inventories due to increased sales late in the 2016 second quarter. The increase in operating income, net of income taxes, is due to increased tax expense in 2015 due to the sales of available-for-sale securities.

Cash generated from investing activities was $401 and $1,854 for the six months ended June 30, 2016 and 2015, respectively. During the 2016 and 2015 six-month periods, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $403 and $402, respectively. In addition, the Company generated $1,467 in proceeds on the sale of available-for-sale securities during 2015 from the sale of Rudolph stock.

Cash used in financing activities was $390 and $381 for respective 2016 and 2015 six-month periods. During the six months ended June 30, 2016 and 2015, we paid $390 and $381, respectively, on the long-term debt owed to Harvest Engineering, Inc. (“Harvest”) for the technology purchased in February 2014. As of June 30, 2016, the note payable to Harvest has been paid in full.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of June 30, 2016, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

August 12, 2016	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

August 12, 2016	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2016

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (iv) Notes to Consolidated Financial Statements.

