Form 10-Q
period 2016-09-30
ELECTRO SENSORS INC
filed 2016-11-10
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 9, 2016 was 3,395,521.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$792	$569
Treasury bills	7,432	7,872
Trade receivables, less allowance for doubtful accounts of $8	838	689
Inventories	1,517	1,564
Other current assets	187	170
Income tax receivable	17	0
Deferred income tax asset	0	14

Total current assets	10,783	10,878

Deferred income tax asset	215	170

Intangible assets, net	1,094	1,270

Property and equipment, net	1,046	1,103

Total assets	$13,138	$13,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of note payable	$0	$390
Accounts payable	157	136
Accrued expenses	407	396
Accrued income tax	0	4
Deferred income tax liability	5	0

Total current liabilities	569	926

Long-term liabilities
Contingent earn-out	383	455

Total long-term liabilities	383	455

Commitments and contingencies

Stockholders’ equity
Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,945	1,879
Retained earnings	9,929	9,855
Accumulated other comprehensive loss (unrealized loss on available-for-sale securities, net of income tax benefit)	(27)	(33)

Total stockholders’ equity	12,186	12,040

Total liabilities and stockholders’ equity	$13,138	$13,421

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$1,837	$2,132	$5,562	$6,065
Cost of goods sold	835	920	2,452	2,665

Gross profit	1,002	1,212	3,110	3,400

Operating expenses
Selling and marketing	387	368	1,262	1,186
General and administrative	386	389	1,199	1,194
Research and development	200	161	561	566

Total operating expenses	973	918	3,022	2,946

Operating income	29	294	88	454

Non-operating income (expense)
Interest expense	0	(3)	(1)	(9)
Gain on sale of available-for-sale securities	0	0	0	1,449
Interest income	3	4	18	6
Other income	3	4	12	11

Total non-operating income, net	6	5	29	1,457

Income before income taxes	35	299	117	1,911

Income taxes	12	104	43	667

Net income	$23	$195	$74	$1,244

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	2	0	6	132
Reclassification of gains included in net income, net of income tax	0	0	0	(899)
Other comprehensive income (loss)	2	0	6	(767)

Net comprehensive income	$25	$195	$80	$477

Net income per share data:

Basic
Net income per share	$0.01	$0.06	$0.02	$0.37
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income per share	$0.01	$0.05	$0.02	$0.34
Weighted average shares	3,703,021	3,653,021	3,695,722	3,653,021

See accompanying notes to unaudited consolidated financial statements

ELECTRO-SENSORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from (used in) operating activities

Net income	$74	$1,244

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	235	264
Realized gain on sale of available-for-sale securities	0	(1,449)
Deferred income taxes	(26)	(34)
Stock-based compensation expense	66	47
Change in contingent earn-out fair value	(72)	(17)
Other	(18)	(7)
Change in:
Trade receivables	(149)	(176)
Inventories	47	(334)
Other current assets	(17)	(12)
Accounts payable	21	50
Accrued expenses	11	85
Accrued income taxes/income tax receivable	(21)	110

Net cash from (used in) operating activities	151	(229)

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	0	1,467
Purchases of treasury bills	(7,425)	(8,636)
Proceeds from the maturity of treasury bills	7,889	9,043
Purchase of property and equipment	(2)	(19)

Net cash from investing activities	462	1,855

Cash flows used in financing activities

Payments on long-term debt	(390)	(381)

Net cash used in financing activities	(390)	(381)

Net increase in cash and cash equivalents	223	1,245

Cash and cash equivalents, beginning	569	1,190
Cash and cash equivalents, ending	$792	$2,435

Supplemental cash flow information
Cash paid for income taxes	$90	$592
Cash paid for interest	$10	$19

See accompanying notes to unaudited consolidated financial statements

 ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2016 and for the three and nine-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of cash equivalents, treasury bills, trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2016 and December 31, 2015, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 2.   Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2016
Money Market	$240	$0	$0	$240
Commercial Paper	263	0	0	263
Treasury Bills	7,426	6	0	7,432
Equity Securities	54	0	(54)	0
	7,983	6	(54)	7,935
Less Cash Equivalents	503	0	0	503
Total Investments, September 30, 2016	$7,480	$6	$(54)	$7,432

December 31, 2015
Money Market	$246	$0	$0	$246
Commercial Paper	247	0	0	247
Treasury Bills	7,876	0	(4)	7,872
Equity Securities	54	0	(54)	0
	8,423	0	(58)	8,365
Less Cash Equivalents	493	0	0	493
Total Investments, December 31, 2015	$7,930	$0	$(58)	$7,872

During the nine-month period ended September 30, 2015, the Company sold 122,649 shares of Rudolph Technologies, Inc. (ticker symbol RTEC) stock and reported gains of $1,447 in non-operating income. As of September 30, 2016, the Company held no shares of RTEC stock.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2016

	Carrying amount in consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$240	$240	$240	$0	$0
Commercial paper	263	263	263	0	0
Treasury bills	7,432	7,432	7,432	0	0
Equity securities	0	0	0	0	0
Liabilities:
Contingent earn-out	383	383	0	0	383

December 31, 2015

	Carrying amount in consolidated		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$246	$246	$246	$0	$0
Commercial paper	247	247	247	0	0
Treasury bills	7,872	7,872	7,872	0	0
Equity securities	0	0	0	0	0
Liabilities:
Contingent earn-out	455	455	0	0	455

The fair value of the money market funds, commercial paper and treasury bills is based on quoted market prices in an active market. The available-for-sale equity security is a limited-marketable company. There is an insignificant market for the limited-marketable company and the Company has determined its value based on financial and other factors, which are considered level 3 inputs in the fair value hierarchy. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

	Period Ended September 30,
	2016	2015

Beginning Balance	$455	$472
Credit to earnings	(72)	(17)
Ending Balance	$383	$455

The decrease in the contingent liability reflects the Company’s expectation of moderately lower future contingent payments throughout the four year earn-out period.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

(in thousands except share and per share amounts)

(unaudited)

Note 4.   Note Payable

The note payable consists of the following:

December 31, 2015
Note payable to seller	$400
Payable in annual installments of principal of $400. The note was paid off in February 2016. This note was non-interest bearing and unsecured.

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

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the nine months ended September 30, 2016 are as follows:

Dividend yield	0.00%
Expected volatility	36.17%
Risk free interest rate	1.31%
Expected life	6 years

As of September 30, 2016, there was approximately $105 of unrecognized compensation expense. The Company expects to recognize this expense over the next four years.

ELECTRO-SENSORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

The following is financial information relating to the continuing operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
External sales

Production monitoring	$1,837	$2,132	$5,562	$6,065
Total	$1,837	$2,132	$5,562	$6,065

Net income before income taxes
Production monitoring	$35	$295	$117	$456
Investments	N/A	4	N/A	1,455
Total	$35	$299	$117	$1,911

N/A Not applicable

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

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.5	43.2	44.1	43.9
Gross profit	54.5	56.8	55.9	56.1

Operating expenses
Selling and marketing	21.1	17.3	22.7	19.6
General and administrative	21.0	18.2	21.5	19.7
Research and development	10.9	7.6	10.1	9.3
Total operating expenses	53.0	43.1	54.3	48.6

Operating income	1.5	13.7	1.6	7.5

Non-operating income (expense)
Interest expense	0.0	(0.1)	0.0	(0.1)
Gain on sale of available-for-sale securities	0.0	0.0	0.0	23.9
Interest income	0.2	0.2	0.3	0.1
Other income	0.2	0.2	0.2	0.1
Total non-operating income, net	0.4	0.3	0.5	24.0

Income before income taxes	1.9	14.0	2.1	31.5

Income taxes	0.7	4.9	0.8	11.0

Net income	1.2%	9.1%	1.3%	20.5%

The following discusses the Company’s performance for the three and nine months ended September 30, 2016 and 2015.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended ending September 30, 2016 were $1,837, a decrease of $295 or 13.8% over the same period in 2015. Net sales for the 2016 nine-month period were $5,562, a decrease of $503 or 8.3% over the same period in 2015. The 2016 three-month decrease was primarily due to weaker performance in the east and southeastern regions of the U.S. Additionally, the strength of the U.S. dollar continued to negatively affect many of our international markets. Sales to Canada were particularly affected and were down 27% compared to the same three-month period in 2015.

Furthermore, during the quarter the Company experienced a lower average value per order, resulting in a decline in overall large order performance. We believe this was caused by a trend in our general manufacturing customers shifting their production from a build-to-stock to build-to-order strategy.

Gross Profit

Gross profit for the 2016 three-month period decreased $210, or 17.3%, from $1,212 to $1,002, over the same period in 2015. Gross profit for the 2016 nine-month period decreased $290 or 8.5%, from $3,400 to $3,110, over the 2015 period. Gross margin, as a percentage of net sales, decreased to 54.5% in the 2016 three-month period from 56.8% in the prior year, and decreased to 55.9% in the 2016 nine-month period compared to 56.1% in the prior year. The decrease in the gross margin was primarily due to product mix and under-utilization of capacity in production due to lower sales.

Operating Expenses

Total operating expenses increased $55, or 6.0%, for the 2016 three-month period compared to the same period in 2015 and increased as a percentage of sales to 53.0% from 43.1%. Total operating expenses increased $76, or 2.6%, for the 2016 nine-month period compared to the same period in 2015 and increased as a percentage of sales to 54.3% from 48.6%. The increase in operating expenses as a percentage of sales was due primarily to the fact that 2016 third quarter sales decreased 13.8% from 2015 sales and the 2016 nine-month sales decreased 8.3% from 2015 sales.

●	Selling and marketing expenses increased $19, or 5.2%, in the 2016 three-month period over the prior year, and increased as a percentage of net sales to 21.1% from 17.3%. Selling and marketing expenses increased $76, or 6.4%, in the 2016 nine-month period over the prior year period, and increased as a percentage of net sales to 22.7% from 19.6%. The 2016 three-month period increase resulted from an increase in wages and benefits due to additional marketing personnel. The nine-month period increase resulted from higher wages and benefits due to hiring additional personnel, the cost of providing system demonstrations to potential customers, cost associated with attending a higher number of tradeshows, and increased travel.

●	General and administrative expenses decreased $3, or 0.8%, for the 2016 three-month period compared to the same period in 2015, but increased as a percentage of net sales to 21.0% from 18.2%. For the 2016 nine-month period, general and administrative expenses increased $5, or 0.4%, compared to the 2015 period and increased as a percentage of net sales to 21.5% from 19.7%. The decrease for the 2016 three-month period was primarily due to a decrease in amortization of our enterprise software and related hardware, which was fully amortized in 2015, partially offset by an increase in stock compensation expense for an option granted to the Chief Executive Officer in February 2016. The increase for the nine-month period resulted from an increase in wages and benefits, legal and professional fees, and director fees. This increase was partially offset by decreases in contract personnel, due to the 2015 expensing of post-closing deliverables related to the HazardPRO acquisition, and amortization of our enterprise software and related hardware, which was fully amortized in 2015.

●	Research and development expenses increased $39, or 24.2%, in the 2016 three–month period from the same period in 2015 and increased as a percentage of net sales to 10.9% from 7.6%. For the 2016 nine–month period, research and development expenses decreased $5, or 0.9%, over the 2015 period, but increased as a percentage of net sales to 10.1% from 9.3%. The increase for the 2016 three-month period resulted from lab testing costs for additional certifications for the HazardPRO product line and contract engineering fees related to HazardPRO software modifications and upgrades. The decrease for nine-month period is due to a decrease in lab testing and certifications on our HazardPRO product line and salaries due to reduced staffing, which was partially offset by an increase in third quarter costs in contract engineering related to HazardPRO software modifications and upgrades.

Operating Income

Three-month operating income decreased 90.1% to $29 from $294 and nine-month operating income decreased 80.6% to $88 from $454, due primarily to lower 2016 revenue.

Non-Operating Income

Non-operating income increased by $1, or 20.0%, for the 2016 three-month period compared to the same 2015 period. Non-operating income decreased $1,428, or 98.0%, in the nine months ended September 30, 2016, when compared to the same period in 2015. This decrease was due to the liquidation of 122,649 shares of Rudolph Technologies, Inc. stock during the first half of 2015, which resulted in a recognized gain of $1,447.

Income Before Income Taxes

Income before income taxes was $35 for the three months ended September 30, 2016, representing a decrease of $264, or 88.3%, when compared to the same period in 2015. Income before income taxes was $117 for the nine months ended September 30, 2016, representing a decrease of $1,794, or 93.9%, when compared to the same period in 2015.

The decrease for both 2016 periods was the result of a decrease in revenue. In addition, the decrease for 2016 nine-month period was also the result of a decrease in the sale of available-for-sale securities recognized in 2016. During the 2015 nine-month period, we recognized $1,449 of gain on sale of available-for-sale securities (see “Non-Operating Income (Expense)”).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $792 at September 30, 2016, and $569 at December 31, 2015. The increase was mainly from investing activities.

Cash used in operations was favorably affected by a decrease in inventories, and an increase in accounts payable and accrued expenses. For the 2016 nine-month period we used $380 less cash in operations than in the 2015 nine-month period. In the 2016 period, the Company had a decrease in inventories due to delaying purchases as a result of lower revenues.

Cash generated from investing activities was $462 and $1,855 for the nine months ended September 30, 2016 and 2015, respectively. During the 2016 and 2015 nine-month periods, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $464 and $407, respectively. In addition, the Company generated $1,467 in proceeds on the sale of available-for-sale securities during 2015 from the sale of Rudolph stock.

Cash used in financing activities was $390 and $381 for respective 2016 and 2015 nine-month periods. During the nine months ended September 30, 2016 and 2015, we paid $390 and $381, respectively, on the long-term debt owed to Harvest Engineering, Inc. (“Harvest”) for the technology purchased in February 2014. As of September 30, 2016, the note payable to Harvest has been paid in full.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, and working capital. Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

November 10, 2016	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

November 10, 2016	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2016

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (iv) Notes to Consolidated Financial Statements.