Form 10-K
period 2016-12-31
ELECTRO SENSORS INC
filed 2017-03-29
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,200,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2016.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 27, 2017 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2016
TABLE OF CONTENTS

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

Products

We manufacture and sell a variety of monitoring systems that measure actual machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

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

We also offer production monitoring devices that include a tilt switch, vibration monitor, and slide gate position monitor. A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity. A vibration monitor will alert an operator when the vibration of a machine in a production system exceeds or is less than a specified level. The slide gate position monitor is used in plant operations to provide feedback of the position of a slide gate. As part of our Electro-Sentry Hazard Monitoring system, we also have temperature sensors that are used to monitor bearing temperature and belt misalignment.

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

In 2008, we introduced our Electro-Sentry 1 hazard monitoring system, which integrates our sensors for monitoring temperature, belt misalignment, and shaft speed with a programmable logic controller and touch screen interface to create a complete system for hazard monitoring. The system enables our customers to locate which part of their material handling system is operating incorrectly, typically in less than ten seconds, by using visual diagrams on a touch screen. In 2012, we introduced the Electro-Sentry 16 hazard monitoring system and added new features to the Electro-Sentry 1 hazard monitoring system.

In 2013, the Company added ION Frequency/Discrete-In, a product that allows users to measure a combination of up to 12 shaft speeds or signal frequencies from pulse-frequency-output sensors. This is our third ION product, completing the ION product line to support all ESI sensor products and providing the customer high-speed/accuracy signal acquisition while eliminating redundant component and wiring costs. The Company also expanded the Series 18 shaft speed sensors to include additional housings and connection options to reach a broader range of installations. In addition, in 2013 we also introduced product upgrades for sensing capability and ruggedness on our Hall-effect sensors.

In 2014, we introduced a process meter for analog output sensors, such as our TT420, temperature sensors, ST420, speed sensors, and SG1000, slide gate position monitor.

Additionally, in 2014, the Company purchased the Insta-Link wireless hazard technology monitoring system and product family, together with related technology and intellectual property rights, from Harvest Engineering Inc., a privately held Illinois-based corporation, and its affiliated parties and owners (“Harvest”). We market the wireless hazard monitoring products under the HazardPROTM product line. The product line is manufactured and serviced at our facility in Minnetonka, Minnesota.

In 2016, we developed and produced a Class II Div I, intrinsically safe HazardPRO node, certified for use in explosive environments. We also developed software updates to four of our standard products, new calibration software for our slide gate monitors, and released new versions of the HazardPRO gateway and I/O boards. We also introduced a new EZ mount guard with an extended length.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors located throughout the United States, Canada, Mexico, Bolivia, Chile, Colombia, Guatemala, Peru, United Kingdom, Ukraine, Egypt, Saudi Arabia, India, Indonesia, Australia, New Zealand, China, Korea, Vietnam, Malaysia, Philippines, and Singapore. Sales to customers outside the United States represent approximately 10% of our 2016 sales. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex motor speed controllers. Our customers are businesses in a wide variety of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing areas.

We continue to explore new industries to expand sales and may also consider acquiring compatible businesses as part of our growth strategy. We believe that a wide variety of organizations could achieve significant savings in both time and materials by adding production monitoring and drive control technology to existing processes to coordinate the operation of related machines. We sell our products into both the “retro-fit” market and into new manufacturing or processing systems.

We advertise in national industrial periodicals that cover a range of industrial products and attend several local, national and international tradeshows designated for the industry throughout the year. We also use our corporate website and other related industry websites for advertising and marketing purposes.

Competition

We face substantial competition in the sale of our production monitoring systems from a broad range of industrial and commercial businesses. Many of these competitors are well established and have greater sales volume. Among our larger competitors are Danaher Controls, Red Lion Controls, 4B Elevator Components Ltd., and Durant Corporation. We believe our competitive advantages include our products superior design and quality, the fact that we sell our products as ready-to-install units, and that our products can be used in a wide range of applications. Our major disadvantages include the fact that our major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and established names.

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we do not depend on any single source for these supplies and materials. We have not experienced any significant problem of short supply or delays from our suppliers.

Customers

We do not depend upon a single or a few customers for a material (10% or more) portion of our sales.

Patents, Trademarks and Licenses

The Company relies on a combination of patent, trademark, and trade secret laws to establish proprietary right in its products.

We have registered the name “Electro-Sensors” as a trademark with the U.S. Patent and Trademark Office (“USPTO”), Reg. No. 1,142,310. We believe this trademark has been and will continue to be useful in developing and protecting market recognition for our products. We established the HazardPROTM trademark in the first quarter of 2014 and intend to register this trademark.

We hold six patents relating to our production monitoring systems. We believe strongly in protecting our intellectual property and have a long history of obtaining patents, when available, in connection with our research and product development programs. We also rely upon trade secrets and proprietary know-how.

We seek to protect our trade secrets and proprietary intellectual property, including know-how, in part, through confidentiality agreements with employees, consultants, and other parties. We cannot ensure, however, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

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

Research and Development (in thousands)

We invest in research and development programs to develop new products in related markets and to integrate state-of-the-art technology into our existing products. We incurred research and development expenses of approximately $767 and $753 during 2016 and 2015, respectively. We undertake development projects based upon the identified specific needs of the markets we serve.

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

Employees

As of March 27, 2017, we had 34 employees, all of whom are full-time. We believe that our relations with our employees are good. None of our employees are members of unions.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain our key employees, or recruit and train others, our product development, marketing and sales could be negatively impacted.

Fluctuations in Operating Results.

We have experienced fluctuations in our past operating results, and expect to experience fluctuations in the future, which may affect the market price of our common stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the markets we serve and economic disruptions. Because fluctuations may occur, we caution investors that results of our operations for recent periods may not accurately predict how we will perform in the future. We cannot ensure that we will achieve revenue or earnings growth.

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. We make forward-looking statements throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. These include statements relating to our beliefs and expectations and intentions with respect to (i) our growth, (ii) our marketing and product development, (iii) the value of our intellectual property, (iv) our competitive position in the marketplace, (v) the effect of governmental regulations on our business, (vi) our employee relations, (vii) the adequacy of our facilities, (viii) our intention to develop new products, (ix) the possibility of acquiring compatible businesses as part of our growth strategy, and (x) our future cash requirements and use of cash.

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause these results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include our ability to:

●	successfully use our cash and liquid assets to develop or acquire new or complementary products or business lines to increase our revenue and profitability;

●	successfully market the wireless hazard technology and product line we purchased in February 2014;

●	quickly and successfully adapt to changing industry technological standards;

●	comply with existing and changing industry regulations;

●	attract and retain key personnel, including senior management;

●	adapt to changing economic conditions and manage downturns in the economy in general; and

●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2017.

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

	Period	High	Low

2016	First Quarter	$3.75	$3.15
	Second Quarter	$3.61	$3.05
	Third Quarter	$3.92	$3.08
	Fourth Quarter	$3.92	$3.36

2015	First Quarter	$4.38	$3.64
	Second Quarter	$4.56	$3.84
	Third Quarter	$4.40	$3.53
	Fourth Quarter	$4.02	$3.55

Based on data provided by our transfer agent, as of February 28, 2017, we had 71 shareholders of record who held 884,389 shares of the Company’s common stock. In addition, nominees held an additional 2,511,132 shares for approximately 716 shareholders holding shares in street name.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 10 to our 2016 financial statements. We did not repurchase any equity securities during the years ended December 31, 2016 and 2015.

The information required by Item 201(d) is set forth in Item 12 of this Form 10-K.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table contains selected financial information, for the periods indicated, from our statements of comprehensive income expressed as a percentage of net sales.

	Years Ended December 31,
	2016	2015
Net Sales	100.0%	100.0%
Cost of Goods Sold	45.2	44.7
Gross Profit	54.8	55.3

Operating Expenses
Selling and marketing	22.2	20.4
General and administrative	19.4	21.3
Research and development	10.8	9.9
Total Operating Expenses	52.4	51.6

Operating Income	2.4	3.7

Non-operating Income (Expense)
Interest expense	(0.0)	(0.1)
Gain on sale of available-for-sale securities	0.0	19.0
Interest income	0.3	0.0
Other income	0.2	0.2
Total Non-operating Income, Net	0.5	19.1

Income before Income Taxes	2.9	22.8

Income Taxes	0.0	6.9

Net Income	2.9%	15.9%

The following paragraphs discuss the Company’s performance for years ended December 31, 2016 and 2015.

Comparison of 2016 vs. 2015 (dollars in thousands)

Net Sales

Net sales decreased $549 or 7.2%, to $7,087 in 2016 from $7,636 in 2015. The decrease occurred primarily in the second half of the year as we experienced softening in many industrial markets that impacted all product lines. Furthermore, during the third and fourth quarters of 2016, the value of large strategic orders decreased relative to the comparable period in the prior year as customers shifted their focus to immediate needs while deferring larger capital purchases. We believe both the market softening and decrease in large orders were the result of significant uncertainties facing industrial and manufacturing sectors during this period.

International markets remain an important part of our business, providing approximately 10% of our 2016 revenue from shipments into over 40 countries.

Gross Profit

Gross profit for 2016 decreased $342, or 8.1%, to $3,884 from $4,226 in 2015. Gross margin for 2016 was 54.8% compared to 55.3% in 2015. The slight decrease in the gross margin was primarily due to product mix and under-utilization of capacity in production due to lower sales.

Operating Expenses

Total operating expenses decreased $222, or 5.6%, to $3,714 in fiscal 2016 from $3,936 in fiscal 2015 but increased as a percentage of sales to 52.4% from 51.6%.

●	Selling and marketing expenses increased $18 or 1.2% in 2016 compared to 2015, and increased as a percentage of sales to 22.2% from 20.4%. The slight increase was primarily due to increased wages and benefits for additional marketing personnel, the cost of providing system demonstrations to potential customers, cost associated with attending additional tradeshows and increased travel. This increase was partially offset by a decrease in outside sales representative expenses due to a decrease in the number of representatives.

●	General and administrative expenses decreased $254, or 15.6%, to $1,371 in 2016 from $1,625 in 2015, and decreased as a percentage of sales to 19.4% from 21.3%. The decrease was due primarily to a $260 reduction in the contingent earn-out liability related to the HazardPRO acquisition as a result of the Company’s expectation of lower future contingent payments related to a general manufacturing sector slowdown as well as slower adoption of the Company’s wireless product offerings.

●	Research and development expenses increased $14, or 1.9%, to $767 in 2016 compared to $753 in 2015, and increased as a percentage of sales to 10.8% from 9.9%. The increase was the result of contract engineering related to modification of the HazardPRO product line. This was partially offset by decreases in salaries and benefits due to reduced staffing and costs incurred in 2015 related to lab testing fees for the HazardPRO product line.

Operating Income

Operating income decreased $120 or 41.4%, to $170 in 2016 from $290 in 2015, and decreased as a percentage of sales to 2.4% from 3.7%, due primarily to lower 2016 revenue, which was slightly offset by lower operating expenses discussed above.

Non-Operating Income

Non-operating income decreased $1,420 to $34 in 2016 from $1,454 in 2015, primarily as a result of realized gains on sales of shares of Rudolph Technologies, Inc. (“Rudolph”) realized in 2015. The Company has sold all of its Rudolph stock.

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

Net Income After Tax

We reported net income of $202 in 2016 as compared to net income of $1,214 in 2015, a decrease of $1,012, or 83.4%. Basic and diluted earnings per share were $0.06 in 2016, compared to basic and diluted earnings per share of $0.36 in 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $840 and $569 at December 31, 2016 and 2015, respectively. The increase was mainly due to net cash from operating activities and investing activities, as described below. Working capital was $10,249 at December 31, 2016 compared to $9,938 at December 31, 2015.

Cash generated from 2016 operating activities was $196, compared to the use of cash of $306 in 2015 operating activities, resulting in a $502 increase of cash from operating activities. The increase was primarily due to a decrease in inventories and an increase in accounts payable, partially offset by an increase in trade receivables and lower operating income. The 2016 decrease in inventory is due to lower purchases due to lower revenues. The 2016 increase in accounts payable is due to the timing of purchases and payments. The 2016 increase in trade receivables is due to increased sales late in the 2016 fourth quarter.

Cash generated from investing activities in 2016 and 2015 was $465 and $66, respectively. During 2016, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $473 compared to the 2015 net purchases of $1,331. In addition, during 2015, the Company generated $1,467 in proceeds on sales of available-for-sale securities from the sale of Rudolph Technologies, Inc. stock.

Cash used in financing activities was $390 and $381 in 2016 and 2015, respectively. During 2016 and 2015, we paid $390 and $381, respectively on the long-term note owed to Harvest Engineering, Inc. (Harvest). As of December 31, 2016, the note payable to Harvest has been paid in full.

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

Economic lives of long-lived assets

We estimate the economic useful life of long-lived assets used in the business. Expected asset lives may be shortened or an impairment may be recorded based on a change in the expected use of the asset. If the expected life of an asset is shortened or an impairment recorded it could result in an additional charge to depreciation expense.

Realizability of trade receivables

We estimate our allowance for doubtful accounts based on prior history and the aging of our trade receivables. We are unable to predict which, if any, of our customers will be unable to pay their open invoices at a future date. If an account becomes uncollectible and we are required to write off the balance, we would recognize the amount of the additional expense within general and administrative expenses.

Valuation of deferred tax assets/liabilities

We estimate our deferred tax assets and liabilities based on current tax laws and rates. The tax laws and rates could change in the future to either disallow the deductions or increase/decrease the tax rates. We recognized changes in deferred tax assets and liabilities in the period in which the tax law changes become effective. Any change in our deferred tax assets or liabilities could have a material negative or positive effect on our income tax expense.

Valuation of inventory

We purchase inventory based on estimated demand of products. It is possible that the inventory we have purchased will not be used in the products that our customers need or will not meet future technological requirements. If we are unable to use the inventory in our products and it does not meet future technological requirements, we would be required to remove the items from inventory and expense the amount in cost of goods sold.

Valuation of investments

Our investments in available-for-sale securities are valued at market prices in an open market. The prices are subject to the normal fluctuations that could be either negative or positive. Changes in value of our investments do not affect our profitability until the available-for-sale security is sold. At the time of sale, we would recognize a gain or loss on the sale in net income.

Valuation of stock-based compensation expense

We estimate the expected life and forfeiture rates of stock options granted when calculating the value of options using the Black-Sholes-Merton model. The actual life and forfeiture rate could differ from what we estimated. Changes in the life or forfeiture rate of stock options could have a negative or positive impact on our stock-based compensation.

Valuation of the contingent earn-out

We estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent liability. The actual payout could be more or less than what we have estimated. If the payout or projected payout is more than the recorded value, we would recognize an additional charge to general and administrative expense. If the payout or projected payout is less than the recorded value, we would recognize a decrease in expense to general and administrative expense.

Additional information regarding our significant accounting policies is provided below in Part II, Item 8, Financial Statements and Supplementary Data – Notes to Financial Statements, Note 1, Nature of Business and Significant Accounting Policies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electro-Sensors, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Electro-Sensors, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in a two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro-Sensors, Inc. and Subsidiaries as of December, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Boulay PLLP

Minneapolis, Minnesota

March 29, 2017

ELECTRO-SENSORS, INC. AND SUBSIDIARIES

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2016	2015
ASSETS

Current assets

Cash and cash equivalents	$840	$569
Treasury bills	7,427	7,872
Trade receivables, less allowance for doubtful accounts of $8	770	689
Inventories	1,515	1,564
Other current assets	174	170
Income tax receivable	66	0

Total current assets	10,792	10,864

Deferred income tax asset	198	184

Intangible assets, net	1,035	1,270

Property and equipment, net	1,033	1,103

Total assets	$13,058	$13,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of note payable	$0	$390
Accounts payable	239	136
Accrued expenses	304	396
Income tax payable	0	4

Total current liabilities	543	926

Long-term liabilities

Contingent earn-out	195	455

Total long-term liabilities	195	455

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,953	1,879
Retained earnings	10,057	9,855
Accumulated other comprehensive loss (unrealized loss on available-for-sale securities, net of income tax benefit)	(29)	(33)

Total stockholders’ equity	12,320	12,040

Total liabilities and stockholders’ equity	$13,058	$13,421

See Notes to Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

	Years ended December 31,
	2016	2015

Net Sales	$7,087	$7,636
Cost of Goods Sold	3,203	3,410

Gross Profit	3,884	4,226

Operating Expenses

Selling and marketing	1,576	1,558
General and administrative	1,371	1,625
Research and development	767	753

Total Operating Expenses	3,714	3,936

Operating Income	170	290

Non-operating Income (Expense)

Interest expense	(1)	(11)
Gain on sale of available-for-sale securities	0	1,449
Interest income	20	0
Other income	15	16

Total Non-operating Income, Net	34	1,454

Income before Income Taxes	204	1,744

Income Taxes	2	530

Net Income	202	1,214

Other Comprehensive Income (Loss)
Change in unrealized value of available-for-sale securities, net of income tax	4	131
Reclassification of gains included in net income, net of income tax	0	(898)

Other Comprehensive Income (Loss)	4	(767)

Net Comprehensive Income	$206	$447

Net Income per share data

Basic
Net income per share	$0.06	$0.36
Weighted average shares	3,395,521	3,395,521

Diluted
Net income per share	$0.06	$0.36
Weighted average shares	3,395,945	3,395,521

See Notes to Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2014	3,395,521	$339	$1,816	$8,641	$734	$11,530

Other comprehensive loss					(767)	(767)
Stock-based compensation expense			63			63
Net income				1,214		1,214

Balance, December 31, 2015	3,395,521	339	1,879	9,855	(33)	12,040

Other comprehensive income					4	4
Stock-based compensation expense			74			74
Net income				202		202

Balance, December 31, 2016	3,395,521	$339	$1,953	$10,057	$(29)	$12,320

See Notes to Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2016	2015
Cash flows from (used in) operating activities

Net Income	$202	$1,214

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	313	348
Realized gain on sale of available-for-sale securities	0	(1,449)
Deferred income taxes	(18)	(104)
Change in contingent earn-out fair value	(260)	(17)
Stock-based compensation expense	74	63
Other	(20)	(1)
Change in:
Trade receivables	(81)	51
Inventories	49	(340)
Other current assets	(4)	(7)
Accounts payable	103	10
Accrued expenses	(92)	4
Accrued income taxes	(70)	(78)

Net cash from (used in) operating activities	196	(306)

Cash flows from (used in) investing activities

Proceeds from sale of available-for-sale securities	0	1,467
Purchases of treasury bills	(8,866)	(12,674)
Proceeds from the maturity of treasury bills	9,339	11,343
Purchase of property and equipment	(8)	(70)

Net cash from investing activities	465	66

Cash flows used in financing activities

Payments on long-term debt	(390)	(381)

Net cash used in financing activities	(390)	(381)

Net increase (decrease) in cash and cash equivalents	271	(621)

Cash and cash equivalents, beginning	569	1,190
Cash and cash equivalents, ending	$840	$569

Supplemental cash flow information
Cash paid during the year for income taxes	$90	$712
Cash paid during the year for interest	$10	$19

See Notes to Financial Statements

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

The accompanying financial statements include the accounts of Electro-Sensors, Inc. and its wholly-owned subsidiaries, ESI Investment Company and Senstar Corporation. Senstar has no assets or operations. As of December 31, 2015, these two subsidiaries were merged into the Electro-Sensors, Inc. parent company. Intercompany accounts, transactions and earnings have been eliminated in the 2015 consolidation. The consolidated entity was referred to as “the Company” or “ESI”. For 2016, the only reporting entity is Electro-Sensors, Inc. The Company still refers to itself as Electro-Sensors, Inc. and Subsidiaries though it has no subsidiaries in 2016.

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

In addition, through our former subsidiary ESI Investment Company, we periodically made strategic investments in other businesses, primarily when we believed that these investments would facilitate the development of technology complementary to our existing products. During 2015, we sold substantially all our remaining investments in other businesses and companies. See Note 2 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the economic lives of long lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventory, investments, contingent earn-out, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may, also, be invested in three month Treasury Bills. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

The Company maintains its cash and cash equivalents primarily in two bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to any significant credit risk on cash.

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
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Available-for-sale securities

The Company’s investments have traditionally consisted of government debt securities and equity securities, primarily common stock. The estimated fair value of publicly traded equity securities is based on reported market prices or management’s reasonable market price when quoted prices are not available, and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired, and evaluates the appropriateness of this classification at each balance sheet date.

Since the Company generally does not make investments in anticipation of short-term fluctuations in market price, the Company classifies its investments in equity securities and treasury bills as available-for-sale. Available-for-sale securities with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity and within accumulated other comprehensive loss.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2016 and 2015. The Company sold substantially all of its equity available-for-sale securities during 2015.

Fair value measurements

The Company’s policies incorporate the guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These policies also incorporate the guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2016 and 2015 due to the short term maturity nature of these instruments.

Inventories

Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out) or net realizable value.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

Property and equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized.

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require the Company to test a long-lived asset for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes impairment to the extent that the carrying value of an asset exceeds its fair value. The Company determines fair value through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

Estimated useful lives are as follows

Years

Equipment	3-10
Furniture and Fixtures	3 - 7
Building	7-40

Intangible assets

Intangible assets are comprised of a noncompete agreement and the HazardPROTM technology. The Company amortizes the cost of these intangible assets on a straight-line method over the estimated useful lives.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been picked up by common carrier, the fee is fixed and determinable and collection of the resulting receivable is reasonably certain. Product revenues are recognized upon shipment because the contracts generally do not include post-shipment obligations. The Company may offer discounts that it generally records at the time of sale. In addition to exchanges and warranty returns, customers have limited refund rights. Historically, returns have been minimal and immaterial to the financial statements and are generally recognized when the returned product is received by the Company. In some situations, the Company receives advance payments from its customers. The Company defers the recognition of revenue associated with these advance payments until the product ships.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $55 and $56 in fiscal 2016 and 2015, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $767 and $753 in fiscal 2016 and 2015, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive loss. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain. No valuation allowance was deemed necessary at December 31, 2016 and 2015.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company recognizes income tax positions at the largest amount that is more likely than not to be realized. The Company reflects changes in recognition or measurement in the period in which the change in judgment occurs.

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

	Income	Shares	Per share amount

2016:
Basic EPS	$202	3,395,521	$0.06
Effect of dilutive stock options		424	0.00
Diluted EPS	$202	3,395,945	$0.06

2015:
Basic EPS	$1,214	3,395,521	$0.36
Effect of dilutive stock options (corrected)		0	0.00
Diluted EPS (corrected)	$1,214	3,395,521	$0.36

During 2016, the Company noted it had erroneously calculated the 2015 effect of dilutive stock options. Previously, they reported 257,500 common stock equivalents related to stock options. This had a dilutive EPS effect of ($0.03). The Company had no common stock equivalents outstanding as of December 31, 2015.

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2016, the Company had two stock-based compensation plans.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

Recently Adopted Accounting Pronouncements

Inventory Measurement

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company implemented the standard in 2016. Adoption of this standard did not have a material effect on the Company’s financial statements.

Deferred Income Taxes

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, which amended the Income Taxes (Topic 740) of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2017 with early adoption permitted as of the beginning of an interim or annual reporting period. The Company implemented the standard in 2016. Adoption of this standard did not have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements

Contract Revenue Recognition (Evaluating)

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 which was amended in August 2015 and during 2016. This standard amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect this standard to have a material effect on its financial statements.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

Note 2. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2016
Commercial Paper	$348	$0	$0	$348
Treasury Bills	7,419	8	0	7,427
Equity Securities	54	0	(54)	0
	7,821	8	(54)	7,775
Less Cash Equivalents	348	0	0	348
Total Investments, December 31, 2016	$7,473	$8	$(54)	$7,427

December 31, 2015
Money Market Funds	$246	$0	$0	$246
Commercial Paper	247	0	0	247
Treasury Bills	7,872	0	0	7,872
Equity Securities	54	0	(54)	0
	8,419	0	(54)	8,365
Less Cash Equivalents	493	0	0	493
Total Investments, December 31, 2015	$7,926	$0	$(54)	$7,872

Realized gains and losses on investments are as follows:

	Years Ended December 31,
	2016	2015

Gross Realized Gains	$0	$1,449
Gross Realized Losses	0	0
Net Realized Gain	$0	$1,449

During fiscal 2015, the Company sold 122,649 shares of Rudolph Technologies, Inc. (ticker symbol RTEC) stock and reported a gain of $1,447 in other income.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,
	2016	2015
Unrealized Gains (Losses)
Unrealized holding gains arising during the period	$8	$211
Less: Reclassification of gains included in net income	0	(1,449)
	8	(1,238)

Deferred Taxes on Unrealized Gains (Losses):
Increase in deferred taxes on unrealized gains arising during the period	4	80
Less: Reclassification of taxes on gains included in net income	0	(551)
	4	(471)

Net Change in Accumulated Other Comprehensive Income (Loss)	$4	$(767)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2016

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$348	$348	$348	$0	$0
Treasury bills	7,427	7,427	7,427	0	0
Equity securities	0	0	0	0	0
Liabilities:
Contingent earn-out	195	195	0	0	195

December 31, 2015

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market	$246	$246	$246	$0	$0
Commercial paper	247	247	247	0	0
Treasury bills	7,872	7,872	7,872	0	0
Equity securities	0	0	0	0	0
Liabilities:
Contingent earn-out	455	455	0	0	455

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

The fair value of the money market funds, commercial paper, and treasury bills is based on quoted market prices in an active market. Closing prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1. The only equity security owned by the Company is an investment in a limited-marketable company. There is an insignificant market for this limited-marketable company and the Company has determined the value based on financial and other factors, which are considered level 3 inputs in the fair value hierarchy. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2016	2015

Beginning Balance	$455	$472
Credit to Earnings	(260)	(17)
Ending Balance	$195	$455

The 2016 decrease in the contingent earn-out, which is recorded in general and administrative expenses reflects the Company’s expectation of lower future contingent payments related to a general manufacturing sector slowdown as well as slower adoption of the Company’s wireless product offerings. The 2015 decrease in the contingent earn-out reflected the Company’s expectation of moderately lower future contingent payments due to delays in releasing the product due to development and obtaining third-party certifications.

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2016	2015
Raw Materials	$907	$956
Work In Process	286	297
Finished Goods	322	311
Total Inventories	$1,515	$1,564

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2016	2015
Equipment	$260	$285
Furniture and Fixtures	405	410
Building	1,370	1,365
Land	415	415
	2,450	2,475
Less Accumulated Depreciation	1,417	1,372
Total Property and Equipment	$1,033	$1,103

Depreciation expense for the years ended December 31, 2016 and 2015 was $78 and $113, respectively.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

Note 6. Net Intangible Assets

Intangible assets include the following:

		December 31, 2016
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$70	$50
Technology	7 Years	1,478	493	985
Net Intangible Assets		$1,598	$563	$1,035

		December 31, 2015
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Noncompete	5 Years	$120	$46	$74
Technology	7 Years	1,478	282	1,196
Net Intangible Assets		$1,598	$328	$1,270

Amortization expense for the years ended December 31, 2016 and 2015 was $235.

Estimated amortization expense over the next five years is as follows:

2017	$235
2018	$235
2019	$213
2020	$211
2021	$141

Note 7. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2016	2015
Wages and Commissions	$273	$272
Other	31	124
Total Accrued Expenses	$304	$396

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

Note 8. Note Payable

The note payable consists of the following:

December 31, 2015
Note payable to seller	$400
Payable in annual installments of principal of $400. The note was paid off in February 2016. This note was non-interest bearing and unsecured.

Less: Discount of note payable listed above	(10)
Net note payable	390
Less: Current maturities	390
Note Payable – Long Term	$0

Note 9. Common Stock Options

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

Stock-based compensation

Under the 2013 Plan, the Company is authorized to grant options to purchase up to 600,000 shares of its common stock. As of December 31, 2016, options to purchase an aggregate of 300,000 shares were outstanding under the 2013 Plan, of which 215,000 shares were exercisable, and 300,000 shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Under the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock. As of December 31, 2016, options to purchase an aggregate of 7,500 shares were outstanding and exercisable under the 1997 Plan. The board terminated the plan in 2014. The existing grants may be exercised according to the terms of the grant agreements but no additional options will be granted under the 1997 Plan.

During the 2016 first quarter, the Company granted its Chief Executive Officer options to purchase 50,000 shares of common stock. The options were priced at fair market value and vested 20% on the grant date, with an additional 20% vesting on the first four anniversaries of the grant date. The options expire 10 years from the date of grant.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the year ended December 31, 2016 are as follows:

Dividend Yield	0.00%
Expected Volatility	36.17%
Risk Free Interest Rate	1.31%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2015	50,000	$4.21	8.6
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2015	50,000	4.21	7.6
Granted	50,000	3.41	10.0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2016	100,000	$3.81	8.7
Vested and exercisable as of December 31, 2016	60,000			$3

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2016.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding director stock options under both plans:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2015	207,500	$4.62	8.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2015	207,500	4.62	7.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2016	207,500	$4.62	6.4
Vested and exercisable as of December 31, 2016	162,500			$0

(1) The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2016.

The weighted average grant date fair value of options granted during the year ended December 31, 2016, under the 2013 Plan, was $33. The Company recognized compensation expense of approximately $74 and $63 during the years ended December 31, 2016 and 2015, respectively, in connection with the issuance of the options.

There were no options exercised during the years ended December 31, 2016 and 2015.

As of December 31, 2016, there was approximately $68 of unrecognized compensation expense under the 2013 Plan. The Company expects to recognize this expense over the next three years. To the extent the forfeiture rate is different than we have anticipated; stock-based compensation related to these awards will be different from our expectations.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015
(in thousands except share and per share amounts)

Note 10. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 135,490 shares of the Company’s stock at December 31, 2016. All shares held by the Plan have been released and allocated. No dividends were paid during the years ended December 31, 2016 and 2015. The Plan had no debt to the Company at December 31, 2016 or 2015.

The Company recognized compensation expense for contributions of $24 to the ESOP plan in 2016 and 2015.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2016, 135,490 shares of the Company’s stock, with an aggregate fair market value of approximately $469, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions. The Company believes that the market for its shares meets the ESOP requirements and that there would not be a current obligation to repurchase shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. There were no profit sharing contributions by the Company in 2016 or 2015.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015
(in thousands except share and per share amounts)

Note 11. Income Taxes

The components of the income tax provision for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

Current:
Federal	$19	$633
State	1	1
Deferred:
Federal	(19)	(101)
State	1	(3)
Total Federal and State Income Taxes	$2	$530

The provision for income taxes for the years ended December 31, 2016 and 2015 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2016	2015

Computed “Expected” Federal Tax Expense	$70	$601
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	2	10
Credits	(63)	(58)
Domestic Production Activities Deduction	(5)	(22)
Permanent Differences	5	5
Other	(7)	(6)
Total Federal and State Income Taxes	$2	$530

The components of the net deferred tax asset consist of:

	2016	2015

Deferred Tax Assets:
Vacation accrual	$37	$34
Allowance for doubtful accounts	3	3
Stock compensation	128	102
Bonus	0	10
Depreciation and amortization	0	1
Net unrealized loss on investments	17	21
State carryforward R&D credit	73	46
Total Deferred Tax Assets	258	217

Deferred Tax Liabilities:
Prepaid expenses	40	33
Depreciation and amortization	20	0
Total Deferred Tax Liabilities	60	33

Net Deferred Tax Asset	$198	$184

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service and state jurisdictions are 2013 through 2015. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2016 or December 31, 2016 and uncertain tax positions are not significant.

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016 AND 2015
(in thousands except share and per share amounts)

Note 12. Segment Information

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

The following is financial information relating to the continuing operating segments:

2015

Net revenues
Production Monitoring	$7,636
Total	7,636
Sales in foreign countries
Production Monitoring	972
Total	972
Interest income
Production Monitoring	0
ESI Investment Company	0
Total	0
Depreciation and amortization expense
Production Monitoring	348
Total	348
Interest expense
Production Monitoring	11
Total	11
Capital purchases
Production Monitoring	70
Total	70
Total assets
Production Monitoring	4,998
ESI Investment Company	8,423
Total	13,421
Income before income taxes
Production Monitoring	295
ESI Investment Company	1,449
Total	$1,744

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

As of February 28, 2017, Nancy Peterson, the mother of Company director Jeffrey Peterson, was the beneficial owner of, and had voting and dispositive control over, 51.7% of the Company’s common stock. As the majority shareholder of the Company, Nancy Peterson had the ability to elect all directors of the Company. Nancy Peterson passed away on March 18, 2017. Nancy Peterson and the Company did not have a formal agreement with respect to the designation or election of Jeffrey Peterson, or any other person, as a director of the Company. The Company believes the ownership and control of Nancy Peterson’s common stock will pass to her estate, the trustees of any trust that holds this Company stock, her heirs, and her beneficiaries.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2017 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 26, 2017 (“Annual Meeting”).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2017 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, and is incorporated herein by reference.

Code of Ethics and Business Conduct

The Company has adopted the Electro-Sensors Code of Ethics and Business Conduct (the “Code of Conduct”) applicable to all officers and employees of the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the Company’s executive offices. Any amendment to, or waiver from, a provision of our Code of Conduct will be posted to our website.

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2017 Proxy Statement, and is incorporated herein by reference.

The following table provides information as of December 31, 2016 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	307,500	$4.35	300,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	307,500	$4.35	300,000(1)

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2017 Proxy Statement, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2017 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2017 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements.

Reference is made to the Index to Financial Statements appearing on Page 13 hereof.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report.

Exhibits.

See “Exhibit Index” on the page following the signatures.

Item 16.	Form 10K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 29, 2017

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 29, 2017

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 29, 2017

/s/ Joseph A. Marino	Chairman and Director	March 29, 2017

/s/ Scott A. Gabbard	Director	March 29, 2017

/s/ Michael C. Zipoy	Director	March 29, 2017

/s/ Jeffrey D. Peterson	Director	March 29, 2017

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended December 31, 2016	Commission File No. 000-09587

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
^*10.1	Electro-Sensors, Inc. 1997 Stock Option Plan —incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
^*10.2	Electro-Sensors, Inc. 2013 Equity Incentive Plan incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders
^*10.4	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
^*10.5	Form of Non-qualified Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 10, 2017
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2016 and 2015, (ii) Statements of Comprehensive Income for the years ended December 31, 2016 and 2015, (iii) Statements of Cash Flows for years ended December 31, 2016 and 2015, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

^	Incorporated by reference to a previously filed report or document—SEC File No. 000-09587

*	Management contract or compensatory plan or arrangement