Form 10-Q
period 2017-03-31
ELECTRO SENSORS INC
filed 2017-05-11
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 10, 2017 was 3,395,521.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$670	$840
Treasury bills	7,422	7,427
Trade receivables, less allowance for doubtful accounts of $8	827	770
Inventories	1,550	1,515
Other current assets	176	174
Income tax receivable	80	66

Total current assets	10,725	10,792

Deferred income tax asset	233	198

Intangible assets, net	976	1,035

Property and equipment, net	1,026	1,033

Total assets	$12,960	$13,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of contingent earn-out	$195	$0
Accounts payable	142	239
Accrued expenses	370	304

Total current liabilities	707	543

Long-term liabilities

Contingent earn-out, net of current maturities	0	195

Total long-term liabilities	0	195

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,970	1,953
Retained earnings	9,973	10,057
Accumulated other comprehensive loss (unrealized loss on available-for-sale securities, net of income tax benefit)	(29)	(29)

Total stockholders’ equity	12,253	12,320

Total liabilities and stockholders’ equity	$12,960	$13,058

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$1,650	$1,716
Cost of goods sold	751	782

Gross profit	899	934

Operating expenses
Selling and marketing	377	427
General and administrative	444	482
Research and development	221	173

Total operating expenses	1,042	1,082

Operating loss	(143)	(148)

Non-operating income (expense)
Interest expense	0	(1)
Interest income	8	11
Other income	3	3
Total non-operating income, net	11	13

Loss before income taxes	(132)	(135)

Benefit from income taxes	(48)	(46)

Net loss	$(84)	$(89)

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$0	$0
Other comprehensive loss	0	0

Net comprehensive loss	$(84)	$(89)

Net loss per share data:

Basic
Net loss per share	$(0.02)	$(0.03)
Weighted average shares	3,395,521	3,395,521

Diluted
Net loss per share	$(0.02)	$(0.03)
Weighted average shares	3,395,521	3,395,521

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from (used in) operating activities

Net loss	$(84)	$(89)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	78	79
Deferred income taxes	(35)	(15)
Stock-based compensation expense	17	29
Other	(8)	(11)
Change in:
Trade receivables	(57)	(118)
Inventories	(35)	69
Other current assets	(2)	3
Accounts payable	(97)	19
Accrued expenses	66	0
Income tax receivable/accrued income taxes	(14)	(36)

Net cash used in operating activities	(171)	(70)

Cash flows from (used in) investing activities

Purchases of treasury bills	(1,987)	(1,447)
Proceeds from the maturity of treasury bills	2,000	1,843
Purchase of property and equipment	(12)	0

Net cash from investing activities	1	396

Cash flows used in financing activities

Payments on long-term debt	0	(390)

Net cash used in financing activities	0	(390)

Net decrease in cash and cash equivalents	(170)	(64)

Cash and cash equivalents, beginning	840	569
Cash and cash equivalents, ending	$670	$505

Supplemental cash flow information
Cash paid for income taxes	$1	$5
Cash paid for interest	$0	$10

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2017

(in thousands except share and per share amounts)

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions and regulations of the Securities and Exchange Commission to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2017 and for the three-month period then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2017 and December 31, 2016, due to the short maturity nature of these instruments.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2017

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2017
Commercial Paper	$361	$0	$0	$361
Treasury Bills	7,414	8	0	7,422
Equity Securities	54	0	(54)	0
	7,829	8	(54)	7,783
Less Cash Equivalents	361	0	0	361
Total Investments, March 31, 2017	$7,468	$8	$(54)	$7,422

December 31, 2016
Commercial Paper	$348	$0	$0	$348
Treasury Bills	7,419	8	0	7,427
Equity Securities	54	0	(54)	0
	7,821	8	(54)	7,775
Less Cash Equivalents	348	0	0	348
Total Investments, December 31, 2016	$7,473	$8	$(54)	$7,427

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2017

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2017

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$361	$361	$361	$0	$0
Treasury bills	7,422	7,422	7,422	0	0
Equity Securities	0	0	0	0	0

Liabilities:
Contingent earn-out	195	195	0	0	195

December 31, 2016

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$348	$348	$348	$0	$0
Treasury bills	7,427	7,427	7,427	0	0
Equity Securities	0	0	0	0	0

Liabilities:
Contingent earn-out	195	195	0	0	195

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market. The available-for-sale equity security is a limited-marketable company. There is an insignificant market for the limited-marketable company and the Company has determined its value based on financial and other factors, which are considered level 3 inputs in the fair value hierarchy.

The contingent earn-out relates to the 2014 acquisition of the HazardPRO product line. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2017

(in thousands except share and per share amounts)

(unaudited)

Note 4. Stock-Based Compensation

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

As of March 31, 2017, there was approximately $50 of unrecognized compensation expense. The Company expects to recognize this expense over the next three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts or our efforts to accelerate growth; our business development activities; our efforts to maintain or reduce production costs; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including our strategies for the future and the outcome of events that have not yet occurred, is a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We have not developed new estimates subsequent to those discussed in our Annual Report.

The following table contains selected financial information, for the periods indicated, from our statements of comprehensive loss expressed as a percentage of net sales.

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold	45.5	45.6
Gross profit	54.5	54.4

Operating expenses
Selling and marketing	22.8	24.9
General and administrative	26.9	28.1
Research and development	13.4	10.0
Total operating expenses	63.1	63.0

Operating loss	(8.6)	(8.6)

Non-operating income (expense)
Interest expense	0.0	(0.1)
Interest income	0.5	0.6
Other income	0.2	0.2
Total non-operating income, net	0.7	0.7

Loss before income taxes	(7.9)	(7.9)

Benefit from income taxes	(2.9)	(2.7)

Net loss	(5.0)%	(5.2)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2017 and 2016.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the 2017 first quarter decreased $66, or 3.8%, when compared to the same period in 2016. This decrease in sales was primarily due to lower sales in the northwestern and northcentral U.S. regions as well as a lower number of large orders, which the company defines as orders over five thousand dollars, as compared to the same period in the prior year. Although the Company experienced a decrease in large order performance over the comparable 2016 period, large orders increased 20% sequentially over the 2016 fourth quarter. Furthermore, we experienced growth in our international business primarily driven by system sales and OEM business in Canada. In addition, the company benefitted from growth across non-agricultural general manufacturing markets when compared to the same period of 2016.

Gross Profit

Gross profit for the 2017 first quarter decreased $35, or 3.7%, from $934 to $899. Gross margin, as a percentage of net sales, increased slightly in the 2017 first quarter to 54.5%, versus 54.4% in the same period in 2016. The slight increase in gross margin percentage was due to a favorable change in product mix.

Operating Expenses

Total operating expenses decreased $40, or 3.7%, for the 2017 fiscal quarter compared to the same period of 2016. As a percentage of net sales, operating expenses increased to 63.1% in the 2017 three-month period compared to 63.0% in the same period for 2016. The percentage increase reflects the fact that fiscal 2017 first quarter sales decreased from fiscal 2016 first quarter sales.

●	Selling and marketing costs decreased $50, or 11.7%, for fiscal 2017 first quarter when compared to the same period in 2016, and decreased as a percentage of net sales to 22.8% from 24.9%. The decrease was due to lower outside sales representative commissions due to fewer outside sales representatives and lower sales in 2017 and higher expenses in support of demonstration systems at potential customers in 2016.

●	General and administrative costs decreased $38, or 7.9%, for fiscal 2017 first quarter compared to the same period in 2016, and decreased as a percentage of net sales to 26.9% from 28.1%. The decrease was due to lower legal and professional fees.

●	Research and development costs increased $48, or 27.7%, for fiscal 2017 first quarter compared to the same period in 2016, and increased as a percentage of net sales to 13.4% from 10.0%. The increase in research and development costs was the result of increased contract engineering fees related to product enhancements.

Non-Operating Income (Expense)

Non-operating income decreased by $2 for fiscal 2017 first quarter compared to the same period for 2016. This decrease was due to a decrease in interest income.

Loss Before Income Taxes

Loss before income taxes was $132 for the 2017 first quarter, a decrease in the loss of $3, or 2.2%, when compared to the loss before income taxes of $135 for the quarter ended March 31, 2016. The decrease was the result of lower 2017 gross profit, partially offset by a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $670 at March 31, 2017 and $840 at December 31, 2016. The decrease was mainly from operating activities.

Cash used in operating activities was $171 and $70 for the three months ended March 31, 2017 and 2016, respectively. The $101 increase in cash used in operating activities was mainly due to the 2017 increase in inventories and decrease in accounts payable. The 2017 first quarter increase in inventories is due to higher purchases of inventory in the 2017 first quarter due to the timing of purchases. The decrease in accounts payable was due to the timing of payments in the 2017 first quarter.

Cash generated from investing activities was $1 and $396 for the three months ended March 31, 2017 and 2016, respectively.  During the three months ended March 31, 2017 and 2016, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $13 and $396, respectively. In addition, we purchased $12 of property and equipment during the first quarter of 2017.

Cash used in financing activities was $390 in the 2016 first quarter, as we made the final payment on the long-term debt owed to Harvest Engineering, Inc. for the technology purchased in February 2014. We had no cash used or provided by financing activities in the 2017 first quarter.

Our ongoing cash requirements will be primarily for capital expenditures, contingent earn-out, research and development, and working capital.  Management believes that cash on hand and any cash from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of March 31, 2017, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

May 11, 2017	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

May 11, 2017	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2017

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Statements of Comprehensive Loss for the three months ended March 31, 2017 and March 31, 2016, (iii) Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (iv) Notes to Financial Statements.