Form 10-Q
period 2017-06-30
ELECTRO SENSORS INC
filed 2017-08-10
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 09, 2017 was 3,395,521.

1

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$895	$840
Treasury bills	7,418	7,427
Trade receivables, less allowance for doubtful accounts of $10 and $8, respectively	1,330	770
Inventories	1,478	1,515
Other current assets	120	174
Income tax receivable	0	66

Total current assets	11,241	10,792

Deferred income tax asset	258	198

Intangible assets, net	917	1,035

Property and equipment, net	1,007	1,033

Total assets	$13,423	$13,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of contingent earn-out	$142	$0
Accounts payable	214	239
Accrued expenses	452	304
Accrued income tax	117	0

Total current liabilities	925	543

Long-term liabilities

Contingent earn-out, net of current maturities	0	195

Total long-term liabilities	0	195

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	1,988	1,953
Retained earnings	10,196	10,057
Accumulated other comprehensive loss (unrealized loss on available-for-sale securities, net of income tax benefit)	(25)	(29)

Total stockholders’ equity	12,498	12,320

Total liabilities and stockholders’ equity	$13,423	$13,058

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$2,301	$2,009	$3,951	$3,725
Cost of goods sold	977	835	1,728	1,617

Gross profit	1,324	1,174	2,223	2,108

Operating expenses
Selling and marketing	408	448	785	875
General and administrative	379	331	823	813
Research and development	201	188	422	361

Total operating expenses	988	967	2,030	2,049

Operating income	336	207	193	59

Non-operating income (expense)
Interest expense	0	0	0	(1)
Interest income	5	4	13	15
Other income	2	6	5	9

Total non-operating income, net	7	10	18	23

Income before income taxes	343	217	211	82

Provision for income taxes	120	77	72	31

Net income	$223	$140	$139	$51

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$4	$4	$4	$4
Other comprehensive income	4	4	4	4

Net comprehensive income	$227	$144	$143	$55

Net income per share data:

Basic
Net income per share	$0.06	$0.04	$0.04	$0.01
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income per share	$0.06	$0.04	$0.04	$0.01
Weighted average shares	3,402,527	3,395,521	3,402,731	3,395,521

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from (used in) operating activities

Net income	$139	$51

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	156	157
Deferred income taxes	(66)	(21)
Stock-based compensation expense	35	48
Change in contingent earn-out fair value	(53)	(72)
Other	(7)	(15)
Change in:
Trade receivables	(562)	(346)
Inventories	37	47
Other current assets	54	40
Accounts payable	(25)	42
Accrued expenses	148	2
Income tax receivable/accrued income taxes	183	47

Net cash from (used in) operating activities	39	(20)

Cash flows from (used in) investing activities

Purchases of treasury bills	(3,972)	(3,440)
Proceeds from the maturity of treasury bills	4,000	3,843
Purchase of property and equipment	(12)	(2)

Net cash from investing activities	16	401

Cash flows used in financing activities

Payments on long-term debt	0	(390)

Net cash used in financing activities	0	(390)

Net increase (decrease) in cash and cash equivalents	55	(9)

Cash and cash equivalents, beginning	840	569
Cash and cash equivalents, ending	$895	$560

Supplemental cash flow information
Cash paid for income taxes	$0	$5
Cash paid for interest	$0	$10

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2017 and for the three and six-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2017 and December 31, 2016, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED JUNE 30, 2017

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2017
Commercial Paper	$376	$0	$0	$376
Treasury Bills	7,404	14	0	7,418
Equity Securities	54	0	(54)	0
	7,834	14	(54)	7,794
Less Cash Equivalents	376	0	0	376
Total Investments, June 30, 2017	$7,458	$14	$(54)	$7,418

December 31, 2016
Commercial Paper	$348	$0	$0	$348
Treasury Bills	7,419	8	0	7,427
Equity Securities	54	0	(54)	0
	7,821	8	(54)	7,775
Less Cash Equivalents	348	0	0	348
Total Investments, December 31, 2016	$7,473	$8	$(54)	$7,427

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2017

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$376	$376	$376	$0	$0
Treasury bills	7,418	7,418	7,418	0	0
Equity Securities	0	0	0	0	0

Liabilities:
Contingent earn-out	142	142	0	0	142

December 31, 2016

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$348	$348	$348	$0	$0
Treasury bills	7,427	7,427	7,427	0	0
Equity Securities	0	0	0	0	0

Liabilities:
Contingent earn-out	195	195	0	0	195

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market. The available-for-sale equity security is a limited-marketable company. There is an insignificant market for the equity securities held.  The Company has determined the value for this equity security based on financial and other factors, which are considered level 3 inputs in the fair value hierarchy.

The contingent earn-out relates to the 2014 acquisition of the HazardPRO product line. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Beginning Balance	$195	$455	$195	$455
Change in Fair Value	(53)	(72)	(53)	(72)
Ending Balance	$142	$383	$142	$383

The 2017 decrease in the contingent liability reflects the Company's expectation of lower future contingent payments due to the limited time remaining in the earn-out period.  The 2016 decrease also reflected the Company's expectation of moderately lower future contingent payments over the time remaining in the earn-out period.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

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

As of June 30, 2017, there was approximately $33 of unrecognized compensation expense related to unvested director options. The Company expects to recognize this expense over the next three years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.5	41.6	43.7	43.4
Gross profit	57.5	58.4	56.3	56.6

Operating expenses
Selling and marketing	17.7	22.3	19.9	23.5
General and administrative	16.5	16.5	20.8	21.8
Research and development	8.7	9.3	10.7	9.7
Total operating expenses	42.9	48.1	51.4	55.0

Operating income	14.6	10.3	4.9	1.6

Non-operating income (expense)
Interest income	0.2	0.2	0.3	0.4
Other income	0.1	0.3	0.1	0.2
Total non-operating income, net	0.3	0.5	0.4	0.6

Income before income taxes	14.9	10.8	5.3	2.2

Provision for income taxes	5.2	3.8	1.8	0.8

Net income	9.7%	7.0%	3.5%	1.4%

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2017 and 2016.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended June 30, 2017 were $2,301, an increase of $292 or 14.5% over the same period in 2016. Net sales for the six-month period ended June 30, 2017 were $3,951, an increase of $226 or 6.1% over the same period in 2016.

The second quarter increase was primarily due to strong sales of our HazardPRO wireless hazard monitoring systems as well as improved large order performance, which we define as orders over five thousand dollars. We believe customers who deferred capital expenditures late in 2016 began to place those orders in the quarter.  Additionally, the Company experienced significant growth in our international markets led predominately by sales in Canada, which increased $93, or 88%, as compared to the same three-month period in 2016 and $126, or 71%, as compared to the same six-month period in 2016.

Gross Profit

Gross profit for the three months ended June 30, 2017 increased $150, or 12.8%, over the same period in 2016. Gross profit for the six months ended June 30, 2017 increased $115, or 5.5%, over the same period in 2016. Gross margin, as a percentage of net sales, decreased to 57.5% in the 2017 three-month period from 58.4% in the prior year, and decreased to 56.3% in the 2017 six-month period compared to 56.6% in the prior year. The slight decrease in gross margin percentage was due to a change in product mix during the three and six month periods.

Operating Expenses

Total operating expenses increased $21, or 2.2%, for the three months ended June 30, 2017 when compared to the same period in 2016 and decreased as a percentage of sales to 42.9% from 48.1%. Total operating expenses decreased $19, or 0.9%, for the six months ended June 30, 2017 when compared to the same period in 2016 and decreased as a percentage of sales to 51.4% from 55.0%.  The decreases in operating expenses as a percentage of sales were due primarily to increased revenues.

●

Selling and marketing expenses decreased $40, or 8.9%, in the 2017 three-month period over the prior year, and decreased as a percentage of net sales to 17.7% from 22.3%. Selling and marketing expenses decreased $90, or 10.3%, in the 2017 six-month period over the prior year period, and decreased as a percentage of net sales to 19.9% from 23.5%. The decrease for both the three-month period and the six-month period resulted from the Company using fewer outside sales representatives in 2017.  The decrease in the six-month period also reflected lower travel expenses, and the fact that the Company provided fewer system demonstrations to potential customers in 2017.

●

General and administrative expenses increased $48, or 14.5%, for the 2017 three-month period compared to the same period in 2016 but remained constant as a percentage of net sales. For the 2017 six-month period, general and administrative expenses increased $10, or 1.2%, compared to the 2016 period and decreased slightly as a percentage of net sales to 20.8% from 21.8%. The increase for the three-month period was due to a smaller reversal of the HazardPRO contingent earn-out liability in 2017 and the timing of expenses for the Company's annual meeting, which were incurred in the second quarter of 2017 compared to the first quarter of 2016.  The increase for the six-month period was due to the smaller reversal of the contingent earn-out liability, partially offset by a decrease in legal and professional fees.  The Company decreased the accrual for the HazardPRO contingent payment by $53 in the 2017 six-month period and by $72 in the 2016 six-month period.

●

Research and development expenses increased $13, or 6.9%, in the 2017 three-month period from the same period in 2016, and decreased as a percentage of net sales to 8.7% from 9.3%. For the 2017 six-month period, research and development expenses increased $61, or 16.9%, over the 2016 period, and increased as a percentage of net sales to 10.7% from 9.7%. The increase for both periods in research and development costs was the result of increased contract engineering fees related to product enhancements.

Non-Operating Income (Expense)

Non-operating income decreased by $3, or 30.0%, for the 2017 three-month period compared to the same 2016 period. Non-operating income decreased $5, or 21.7%, in the six months ended June 30, 2017, when compared to the same period in 2016. This decrease was due to a decrease in other income.

Income Before Income Taxes

Income before income taxes was $343 for the three months ended June 30, 2017, representing an increase of $126, or 58.1%, when compared to the same period in 2016.  Income before income taxes was $211 for the six months ended June 30, 2017, representing an increase of $129, or 157.3%, when compared to the same period in 2016. The increase for the three months was the result of higher 2017 gross profit, resulting primarily from greater sales, partially offset by a slight increase in operating expenses. The increase for the six months was the result of higher 2017 gross profit, primarily from greater sales, and a slight decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $895 at June 30, 2017 and $840 at December 31, 2016. The increase was mainly the result of an increase in cash from operating activities.

Cash from operating activities was $39 for the six months ended June 30, 2017 compared to cash used in operating activities of $20 for the six months ended June 30, 2016. The $59 increase in cash generated by operating activities in the 2017 period was due to the increase in accounts payable and accrued expenses; partially offset by an increase in trade receivables.  The increase in accounts payable and accrued expenses is due to increased inventory and payroll related expenses.  The increase in accounts receivable is due to increased sales in the 2017 second quarter.

Cash generated from investing activities was $16 and $401 for the six months ended June 30, 2017 and 2016, respectively.  During the six months ended June 30, 2017 and 2016, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $28 and $403, respectively. In addition, we purchased $12 and $2 of property and equipment during the six-month periods of 2017 and 2016, respectively.

We had no cash used or provided by financing activities in the six months ended June 30, 2017.  We used $390 of cash in financing activities in the six months ended June 30, 2016 as we made the final payment on the long-term debt owed to Harvest Engineering, Inc. for the technology we purchased in February 2014.

Our ongoing cash requirements will be primarily for capital expenditures, contingent earn-out, research and development, and working capital.  Management believes that our cash on hand and any cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of June 30, 2017, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Electro-Sensors, Inc.

August 10, 2017	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

August 10, 2017	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

EXHIBIT INDEX

ELECTRO-SENSORS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2017

Exhibit	Description

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in eXtensible Business Reporting Language XBRL: (i) Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (iv) Notes to Financial Statements.

