Form 10-Q
period 2017-09-30
ELECTRO SENSORS INC
filed 2017-11-13
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 10, 2017 was 3,395,521.

1

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,185	$840
Treasury bills	7,420	7,427
Trade receivables, less allowance for doubtful accounts of $8	1,042	770
Inventories	1,528	1,515
Other current assets	177	174
Income tax receivable	0	66

Total current assets	11,352	10,792

Deferred income tax asset, net	254	198

Intangible assets, net	858	1,035

Property and equipment, net	992	1,033

Total assets	$13,456	$13,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of contingent earn-out	$142	$0
Accounts payable	133	239
Accrued expenses	439	304
Accrued income tax	73	0

Total current liabilities	787	543

Long-term liabilities

Contingent earn-out, net of current maturities	0	195

Total long-term liabilities	0	195

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,001	1,953
Retained earnings	10,348	10,057
Accumulated other comprehensive loss (unrealized loss on available-for-sale securities, net of income tax benefit)	(19)	(29)

Total stockholders’ equity	12,669	12,320

Total liabilities and stockholders’ equity	$13,456	$13,058

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$2,054	$1,837	$6,005	$5,562
Cost of goods sold	920	835	2,648	2,452

Gross profit	1,134	1,002	3,357	3,110

Operating expenses
Selling and marketing	342	387	1,127	1,262
General and administrative	402	386	1,225	1,199
Research and development	168	200	590	561

Total operating expenses	912	973	2,942	3,022

Operating income	222	29	415	88

Non-operating income (expense)
Interest expense	0	0	0	(1)
Interest income	9	3	22	18
Other income	3	3	8	12

Total non-operating income, net	12	6	30	29

Income before income taxes	234	35	445	117

Provision for income taxes	82	12	154	43

Net income	$152	$23	$291	$74

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$6	$2	$10	$6
Other comprehensive income	6	2	10	6

Net comprehensive income	$158	$25	$301	$80

Net income per share data:

Basic
Net income per share	$0.04	$0.01	$0.09	$0.02
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income per share	$0.04	$0.01	$0.09	$0.02
Weighted average shares	3,400,988	3,396,776	3,396,899	3,396,102

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from (used in) operating activities

Net income	$291	$74

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	233	235
Deferred income taxes	(62)	(26)
Stock-based compensation expense	48	66
Change in contingent earn-out fair value	(53)	(72)
Other	(21)	(18)
Change in:
Trade receivables	(272)	(149)
Inventories	(13)	47
Other current assets	(3)	(17)
Accounts payable	(106)	21
Accrued expenses	135	11
Income tax receivable/accrued income taxes	139	(21)

Net cash from operating activities	316	151

Cash flows from (used in) investing activities

Purchases of treasury bills	(5,956)	(7,425)
Proceeds from the maturity of treasury bills	6,000	7,889
Purchase of property and equipment	(15)	(2)

Net cash from investing activities	29	462

Cash flows used in financing activities

Payments on long-term debt	0	(390)

Net cash used in financing activities	0	(390)

Net increase in cash and cash equivalents	345	223

Cash and cash equivalents, beginning	840	569
Cash and cash equivalents, ending	$1,185	$792

Supplemental cash flow information
Cash paid for income taxes	$125	$90
Cash paid for interest	$0	$10

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2017 and for the three and nine-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2017 and December 31, 2016, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2017
Commercial Paper	$693	$0	$0	$693
Treasury Bills	7,396	24	0	7,420
Equity Securities	54	0	(54)	0
	8,143	24	(54)	8,113
Less Cash Equivalents	693	0	0	693
Total Investments, September 30, 2017	$7,450	$24	$(54)	$7,420

December 31, 2016
Commercial Paper	$348	$0	$0	$348
Treasury Bills	7,419	8	0	7,427
Equity Securities	54	0	(54)	0
	7,821	8	(54)	7,775
Less Cash Equivalents	348	0	0	348
Total Investments, December 31, 2016	$7,473	$8	$(54)	$7,427

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2017

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$693	$693	$693	$0	$0
Treasury bills	7,420	7,420	7,420	0	0
Equity Securities	0	0	0	0	0

Liabilities:
Contingent earn-out	142	142	0	0	142

December 31, 2016

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$348	$348	$348	$0	$0
Treasury bills	7,427	7,427	7,427	0	0
Equity Securities	0	0	0	0	0

Liabilities:
Contingent earn-out	195	195	0	0	195

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market. There is not a significant market for the available-for-sale equity security owned by the Company.  The Company has determined the fair value for this equity security based on financial and other factors that are considered level 3 inputs in the fair value hierarchy.

The contingent earn-out relates to the 2014 acquisition of the HazardPROTM product line. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis in the 2017 and 2016 three and nine-month periods is summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Beginning Balance	$142	$383	$195	$455
Change in Fair Value	0	0	(53)	(72)
Ending Balance	$142	$383	$142	$383

Both the 2017 and 2016 decreases in the contingent liability reflect the Company's expectation of lower future contingent payments due to lower anticipated sales during the remaining term of the earn-out period.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

As of September 30, 2017, there was approximately $20 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next three years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.8	45.5	44.1	44.1
Gross profit	55.2	54.5	55.9	55.9

Operating expenses
Selling and marketing	16.7	21.1	18.8	22.7
General and administrative	19.5	21.0	20.4	21.5
Research and development	8.2	10.9	9.8	10.1
Total operating expenses	44.4	53.0	49.0	54.3

Operating income	10.8	1.5	6.9	1.6

Non-operating income
Interest income	0.4	0.2	0.4	0.3
Other income	0.2	0.2	0.1	0.2
Total non-operating income, net	0.6	0.4	0.5	0.5

Income before income taxes	11.4	1.9	7.4	2.1

Provision for income taxes	4.0	0.7	2.6	0.8

Net income	7.4%	1.2%	4.8%	1.3%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2017 and 2016.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended September 30, 2017 were $2,054, an increase of $217, or 11.8% over the same period in 2016. Net sales for the nine-month period ended September 30, 2017 were $6,005, an increase of $443, or 8.0% over the same period in 2016.   Growth for the three-month period was primarily due to an increase in the average size of large orders, which we define as orders over five thousand dollars.  The increase drove growth in both the HazardPRO Wireless Monitoring system and legacy product families.  Furthermore, international sales were a significant contributor to our growth and were up 34% in the 2017 nine-month period as compared to the same period in 2016.  In addition, the Company benefitted from significant growth in sales into the bulk material handling and OEM markets as compared to the same three-month period in 2016.

Gross Profit

Gross profit for the three months ended September 30, 2017 increased $132, or 13.2%, over the same period in 2016. Gross profit for the nine months ended September 30, 2017 increased $247, or 7.9%, over the same period in 2016.  Both the three and nine-month gross profit increases were due to the higher level of sales.  Gross margin, as a percentage of net sales, increased to 55.2% in the 2017 three-month period from 54.5% in the prior year, but remained constant at 55.9% in the 2017 and 2016 nine-month periods. The slight increase in gross margin percentage during the 2017 third quarter was due to a change in product mix.

Operating Expenses

Total operating expenses decreased $61, or 6.3%, for the three months ended September 30, 2017 compared to the same period in 2016 and decreased as a percentage of sales to 44.4% from 53.0%. Total operating expenses decreased $80, or 2.6%, for the nine months ended September 30, 2017 compared to the same period in 2016 and decreased as a percentage of sales to 49.0% from 54.3%.  The decreases in operating expenses as a percentage of sales were primarily due to increased revenues.

●

Selling and marketing expenses in the 2017 third quarter decreased $45, or 11.6%, from the 2016 third quarter, decreasing as a percentage of net sales to 16.7% from 21.1%. Selling and marketing expenses decreased $135, or 10.7%, in the 2017 nine-month period over the prior year period, decreasing as a percentage of net sales to 18.8% from 22.7%. The decrease for both the three and nine-month periods resulted primarily from the Company using fewer outside sales representatives in 2017.  The decrease in the three-month period was partially offset by an increase in sales demo expenses.  The decrease in the nine-month period also reflected lower travel expenses; partially offset by an increase in wages and benefits.

●

General and administrative expenses increased $16, or 4.1%, for the 2017 three-month period compared to the same period in 2016 but decreased as a percentage of net sales to 19.5% from 21.0%. For the 2017 nine-month period, general and administrative expenses increased $26, or 2.2%, compared to the 2016 period and decreased as a percentage of net sales to 20.4% from 21.5%. The increase for the three and nine-month periods was due to a smaller reversal of the HazardPRO contingent earn-out liability in 2017.  The Company decreased the accrual for the HazardPRO contingent payment by $53 in the 2017 nine-month period and by $72 in the 2016 nine-month period.

●

Research and development expenses decreased $32, or 16.0%, in the 2017 three-month period from the same period in 2016, and decreased as a percentage of net sales to 8.2% from 10.9%. For the 2017 nine-month period, research and development expenses increased $29, or 5.2%, over the 2016 period, but decreased as a percentage of net sales to 9.8% from 10.1%. The decrease for the three-month period was due to a decrease in contract engineering, lab testing and certification expenses for our HazardPRO product line.  The increase for the nine-month period was the result of increased contract engineering fees related to product enhancements; partially offset by a decrease in lab testing and certification expenses for our HazardPRO product line.

Non-Operating Income (Expense)

Non-operating income increased by $6, or 100.0%, for the 2017 three-month period compared to the same 2016 period. Non-operating income increased $1, or 3.4%, in the nine months ended September 30, 2017, when compared to the same period in 2016. The increase for both periods was primarily due to an increase in interest income.

Income Before Income Taxes

Income before income taxes was $234 for the three months ended September 30, 2017, representing an increase of $199, or 568.6%, when compared to the same period in 2016.  Income before income taxes was $445 for the nine months ended September 30, 2017, representing an increase of $328, or 280.3%, when compared to the same period in 2016. The increase for both 2017 periods was the result of higher 2017 gross profit, primarily due to increased revenues, and a decrease in operating expenses.

Income Taxes

The Company's income tax expense percentage remained relatively constant at 35.0% and 34.6% in the respective three and nine-month periods compared to 34.3% and 36.8% in the comparable 2016 three and nine-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,185 at September 30, 2017 and $840 at December 31, 2016. The increase was mainly the result of an increase in cash generated from operating activities.

Cash generated from operating activities was $316 and $151 for the nine months ended September 30, 2017 and 2016, respectively. The $165 increase was due to the increase in net income and accrued expenses; partially offset by an increase in trade receivables and a decrease in accounts payable.  The increase in net income is due to higher gross profit and decreased expenses.  The increase in accrued expenses is due to increased payroll related expenses.  The increase in accounts receivable is due to increased sales in the 2017 third quarter.  The decrease in accounts payable is due to the timing of payments.

Cash generated from investing activities was $29 and $462 for the nine months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017 and 2016, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $44 and $464, respectively. In addition, we purchased $15 and $2 of property and equipment during the nine-month periods of 2017 and 2016, respectively.

There was no cash used or provided by financing activities in the nine months ended September 30, 2017.  Cash used in financing activities was $390 in the nine months ended September 30, 2016 to make the final payment on the long-term debt owed to Harvest Engineering, Inc. for the technology purchased in February 2014.

Our ongoing cash requirements will be primarily for capital expenditures, the contingent earn-out payment, research and development, and working capital.  Management believes that our cash on hand and any cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of September 30, 2017, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in eXtensible Business Reporting Language XBRL: (i) Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 13, 2017	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer

November 13, 2017	/s/ Gloria M. Grundhoefer
Gloria M. Grundhoefer
Controller

