Form 10-K
period 2017-12-31
ELECTRO SENSORS INC
filed 2018-03-20
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,300,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2017.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 19, 2018 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2017

PART I

Item 1.	Business.

Introduction

Electro-Sensors, Inc. (“we,” “us,” “our,” the “Company” or “ESI”) manufactures and sells industrial production monitoring and process control systems.

In addition, we may periodically make strategic investments in other businesses and companies, including investments that we believe would facilitate the development of technology complementary to our existing products or investments that we believe present good opportunities for the Company and its shareholders.  Our primary focus is to remain an operating company and we do not intend to become an investment company.

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

Our goal is to develop meaningful annual updates to our standard products.

We have a sales agreement with Motrona GmbH, a German control and interface devices manufacturer, under which we have the right to distribute Motrona products in the United States. These products interface with our products on various applications for motion monitoring.

      Speed Monitoring Systems

Our speed monitoring systems compare revolutions per minute or speed against acceptable rates as determined by our customers. These systems vary in complexity, from simple systems that detect slow-downs or stoppages, to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring the shaft speed.

Our speed monitoring systems also include a line of products that measure production counts or rates, such as parts, gallons per minute, or board feet. These speed monitoring systems also include alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals, computer inputs, or digital displays that are usable by the customer.

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

      Temperature Application Products

Our main temperature applications include bearing, gear box, and motor temperature monitoring.  The sensors alert an operator when the temperature exceeds or is less than a specified temperature.

      Position Application Products

We also offer production monitoring devices that include a belt alignment and slide gate position monitor.  The belt alignment monitor is used to determine if a belt is tracking correctly.  The slide gate position monitor is used in plant operations to provide feedback of the position of a slide gate.  It is also used to provide feedback of the position of a valve or control arm.

     Vibration Monitoring Products

A vibration monitor alerts an operator when the vibration of a machine in a production system exceeds or is less than a specified level.

      Tilt Switches

A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity.

      Hazard Monitoring Systems

Electro-Sentry We offer the Electro-Sentry 1 and Electro-Sentry 16 hazard monitoring systems, which integrate our sensors for monitoring temperature, belt misalignment, and shaft speed with programmable control logic and LED display interface to create a complete system for hazard monitoring. The systems enable our customers to locate which part of their material handling system is operating incorrectly, typically in less than ten seconds, by using visual indication on the LED displays.

HazardPROTM We market our wireless hazard technology monitoring system under the HazardPRO product name. This integrated hazard monitoring system captures and displays key information in an intuitive format allowing the user to quickly and comprehensively understand the status and history of its processes.  The simple but powerful interface gives the user insight into its operations as it strives to maximize safety and facility runtime, while minimizing costs associated with unscheduled maintenance and unplanned downtime.   We offer Class II Div I intrinsically safe nodes and sensors that are certified for use in hazardous environments.

During 2017, we updated the HazardPRO software to include a large site system manager link.  The link is used to efficiently collect data from sensors placed across a widely dispersed area and has been deployed in sites covering greater than 50 acres.  We also added a complete antenna pair mounting system for easy and accurate customer installation.

We expect to continue to expend resources to develop new products and to market new and existing products for use in a wide variety of monitoring applications.

Our corporate web site provides significant information and product application knowledge to existing and prospective customers and our sales partners. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K.

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors located throughout the United States, Canada, Mexico, Bolivia, Chile, Colombia, Guatemala, Peru, United Kingdom, Ukraine, Egypt, Saudi Arabia, India, Indonesia, Australia, New Zealand, China, Taiwan, Korea, Vietnam, Malaysia, Philippines, and Singapore. Sales to customers outside the United States represent approximately 10% of our 2017 sales. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers are businesses in a wide variety of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

We continue to explore new industries to expand sales and may also consider acquiring compatible businesses or product lines as part of our growth strategy.  In addition, we may make investments that we believe present good opportunities for the Company and its shareholders.

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

We have registered the name “Electro-Sensors” as a trademark with the U.S. Patent and Trademark Office (“USPTO”), Reg. No. 1,142,310. We believe this trademark has been and will continue to be useful in developing and protecting market recognition for our products. We established the HazardPRO trademark in the first quarter of 2014 and intend to register this trademark.

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

Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.  In addition, we may make investments that we believe present good opportunities for the Company and its shareholders.

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

Research and Development (dollars in thousands)

We invest in research and development programs to develop new products in related markets and to integrate state-of-the-art technology into our existing products. We incurred research and development expenses of approximately $812 and $767 during 2017 and 2016, respectively. We undertake development projects based upon the identified specific needs of the markets we serve.

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

Employees

As of March 19, 2018, we had 36 employees, all of whom are full-time. We believe that our relations with our employees are good. None of our employees are members of unions.

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

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology.

Our business depends on periodically introducing new and enhanced products and solutions for customer needs. Our product development efforts require us to commit financial resources, personnel and time, usually in advance of significant market demand for these products. In order to compete, we must anticipate both future demand and the technology available to meet that demand. We cannot ensure that our research and development efforts will lead to new products or product innovations that can be made available to or will be accepted by the market.

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. We make forward-looking statements throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. These include statements relating to our beliefs and expectations and intentions with respect to (i) our growth and profitability, (ii) our marketing and product development, (iii) the value of our intellectual property, (iv) our competitive position in the marketplace, (v) the effect of governmental regulations on our business, (vi) our employee relations, (vii) the adequacy of our facilities, (viii) our intention to develop new products, (ix) the possibility of us acquiring compatible businesses or product lines as part of our growth strategy, and (x) our future cash requirements and use of cash.

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause these results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include our ability to:

●	successfully use our cash and liquid assets to develop or acquire new or complementary products or business lines to increase our revenue and profitability;

●	ensure that our operational systems, security systems and infrastructure, as well as those of third party vendors, remain free from viruses or cyberattacks;

●	quickly and successfully adapt to changing industry technological standards;

●	comply with existing and changing industry regulations;

●	attract and retain key personnel, including senior management;

●	adapt to changing economic conditions and manage downturns in the economy in general; and

●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us.

Item 1A.	Risk Factors.

Not required for smaller reporting companies.

Item 2.	Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2018.

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

	Period	High	Low

2017	First Quarter	$4.60	$3.45
	Second Quarter	$4.15	$3.61
	Third Quarter	$3.84	$2.96
	Fourth Quarter	$5.24	$3.32

2016	First Quarter	$3.75	$3.15
	Second Quarter	$3.61	$3.05
	Third Quarter	$3.92	$3.08
	Fourth Quarter	$3.92	$3.36

Based on data provided by our transfer agent, as of February 27, 2018, we had 67 shareholders of record who held 879,052 shares of the Company’s common stock. In addition, nominees held an additional 2,516,469 shares for approximately 806 shareholders holding shares in street name.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 9 to our 2017 financial statements. We did not repurchase any equity securities during the years ended December 31, 2017 and 2016.

The information required by Item 201(d) is set forth in Item 12 of this Form 10-K.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies

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

	Years Ended December 31,
	2017	2016
Net Sales	100.0%	100.0%
Cost of Goods Sold	45.2	45.9
Gross Profit	54.8	54.1

Operating Expenses
Selling and marketing	18.7	22.0
General and administrative	20.5	19.1
Research and development	10.4	10.7
Total Operating Expenses	49.6	51.8

Operating Income	5.2	2.3

Non-operating Income (Expense)
Interest income	0.5	0.3
Other income	0.1	0.2
Total Non-operating Income, Net	0.6	0.5

Income before Income Taxes	5.8	2.8

Income Taxes	2.1	0.0

Net Income	3.7%	2.8%

The following paragraphs discuss the Company’s performance for years ended December 31, 2017 and 2016.

Comparison of 2017 vs. 2016 (dollars in thousands)

Net Sales

Net sales increased $666, or 9.3%, to $7,840 in 2017 from $7,174 in 2016.  The Company saw an uptick in business in the second half of the year  related to our grain, feed, and milling markets compared to the same period in 2016.  The 2017 annual increase was driven primarily by an increase in strategic system orders in both our legacy and HazardPRO product lines.  Furthermore, our 2017 international business grew by 20.4% as compared to 2016, primarily driven by increased sales to customers in Canada.

Gross Profit

Gross profit for 2017 increased $415, or 10.7%, to $4,299 from $3,884 in 2016.  Our gross profit margin for 2017 was 54.8% compared to 54.1% in 2016. The slight increase in the gross margin was primarily due to product mix.

Operating Expenses

Total operating expenses increased $175, or 4.7%, to $3,889 in 2017 from $3,714 in 2016, but decreased as a percentage of sales to 49.6% from 51.8%.

●

Selling and marketing expenses decreased $107, or 6.8%, to $1,469 in 2017 from $1,576 in 2016, and decreased as a percentage of sales to 18.7% from 22.0%. The decrease resulted primarily from lower aggregate commissions paid to outside sales representatives due to the use of fewer representatives in 2017, and lower travel expenses; partially offset by an increase in compensation to employees.

●

General and administrative expenses increased $237, or 17.3%, to $1,608 in 2017 from $1,371 in 2016, and increased as a percentage of sales to 20.5% from 19.1%. The increase was primarily due to a reversal of the HazardPRO contingent earn-out liability of only $45 in 2017 compared to $260 in 2016.

●

Research and development expenses increased $45, or 5.9%, to $812 in 2017 compared to $767 in 2016, and decreased as a percentage of sales to 10.4% from 10.7%. The increase, in dollars, was the result of contract engineering fees related to product enhancements and an increase in new product prototypes.  The increase was partially offset by a decrease in in lab testing and certification expenses for our HazardPRO product line.

Operating Income

Operating income increased $240, or 141.2%, to $410 in 2017 from $170 in 2016, and increased as a percentage of sales to 5.2% from 2.3%, due primarily to increased revenues, which was slightly offset by increased operating expenses discussed above.

Non-Operating Income

Non-operating income increased $14 to $48 in 2017 from $34 in 2016, primarily as a result of increased interest income due to higher interest rates on Treasury Bills.

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

Income Taxes

Income taxes were $163, or 2.1%, of 2017 income before income taxes compared to $2, or 0%, of 2016 income before income taxes.  The increase was due primarily to increased profitability and a decrease in our deferred tax asset due a decrease in the corporate federal tax rate from 35% to 21%.   In December 2017, the Tax Jobs and Cuts Act of 2017 was enacted decreasing the highest corporate federal tax rate to 21%.  Detailed information on our income taxes are described in Note 10 to our 2017 financial statements.

Net Income After Tax

We reported net income of $295 in 2017 as compared to net income of $202 in 2016, an increase of $93, or 46.0%. Basic and diluted earnings per share were $0.09 in 2017, compared to basic and diluted earnings per share of $0.06 in 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $963 and $840 at December 31, 2017 and 2016, respectively. The increase was mainly due to net cash generated from operating activities, as described below. Working capital was $10,651 at December 31, 2017 compared to $10,249 at December 31, 2016.

Cash generated from operating activities in 2017 and 2016 was $468 and $196, respectively, resulting in a $272 increase in cash from operating activities. The increase was primarily due to an increase in net income and accrued expenses, partially offset by a decrease in accounts payable. The 2017 increase in net income is due to higher sales.   The increase in accrued expenses is due to increased payroll related expenses.  The 2017 decrease in accounts payable is due to the timing of purchases and payments.

Cash used in investing activities in 2017 was $345, compared to $465 of cash generated from 2016 investing activities. During 2017, the Company had net purchases of Treasury Bills with a maturity date of more than three months of $231 compared to the 2016 net proceeds of $473. In addition, we purchased $114 and $8 of property and equipment during fiscal 2017 and 2016, respectively.

There was no cash used or provided by financing activities during 2017.  Cash used in financing activities was $390 during 2016 to make the final payment on the long-term debt owed to Harvest Engineering, Inc. for the technology purchased in February 2014.

Our ongoing cash usage requirements will be primarily used for capital expenditures, potential acquisitions, investments we believe present good opportunities for the Company and its shareholders, research and development, and working capital.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

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

Economic lives of long-lived assets

We estimate the economic useful life of long-lived assets used in the business. Expected asset lives may be shortened or an impairment may be recorded based on a change in the expected use of the asset. If the expected life of an asset is shortened or an impairment recorded, it could result in an additional charge to depreciation expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Electro-Sensors, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.   As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Boulay PLLP

We have served as the Company's auditor since 2006.

Minneapolis, Minnesota

March 20, 2018

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2017	2016
ASSETS

Current assets

Cash and cash equivalents	$963	$840
Treasury bills	7,711	7,427
Available-for-sale securities	45	0
Trade receivables, less allowance for doubtful accounts of $11 and $8, respectively	902	770
Inventories	1,552	1,515
Other current assets	141	174
Income tax receivable	45	66

Total current assets	11,359	10,792

Deferred income tax asset	182	198

Intangible assets, net	800	1,035

Property and equipment, net	1,074	1,033

Total assets	$13,415	$13,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Contingent earn-out	$150	$0
Accounts payable	178	239
Accrued expenses	380	304

Total current liabilities	708	543

Long-term liabilities

Contingent earn-out	0	195

Total long-term liabilities	0	195

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,004	1,953
Retained earnings	10,352	10,057
Accumulated other comprehensive gain (loss) (unrealized gain (loss) on available-for-sale securities, net of income tax)	12	(29)

Total stockholders’ equity	12,707	12,320

Total liabilities and stockholders’ equity	$13,415	$13,058

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

	Years ended December 31,
	2017	2016

Net Sales	$7,840	$7,174
Cost of Goods Sold	3,541	3,290

Gross Profit	4,299	3,884

Operating Expenses

Selling and marketing	1,469	1,576
General and administrative	1,608	1,371
Research and development	812	767

Total Operating Expenses	3,889	3,714

Operating Income	410	170

Non-operating Income (Expense)

Interest expense	0	(1)
Interest income	38	20
Other income	10	15

Total Non-operating Income, Net	48	34

Income before Income Taxes	458	204

Income Taxes	163	2

Net Income	295	202

Other Comprehensive Income
Change in unrealized value of available-for-sale securities, net of income tax	41	4
Other Comprehensive Income	41	4

Net Comprehensive Income	$336	$206

Net Income per share data

Basic
Net income per share	$0.09	$0.06
Weighted average shares	3,395,521	3,395,521

Diluted
Net income per share	$0.09	$0.06
Weighted average shares	3,401,017	3,395,945

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2015	3,395,521	$339	$1,879	$9,855	$(33)	$12,040

Other comprehensive income					4	4
Stock-based compensation expense			74			74
Net income				202		202

Balance, December 31, 2016	3,395,521	339	1,953	10,057	(29)	12,320

Other comprehensive income					41	41
Stock-based compensation expense			51			51
Net income				295		295

Balance, December 31, 2017	3,395,521	$339	$2,004	$10,352	$12	$12,707

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2017	2016
Cash flows from (used in) operating activities

Net Income	$295	$202

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	308	313
Deferred income taxes	(4)	(18)
Change in contingent earn-out fair value	(45)	(260)
Stock-based compensation expense	51	74
Other	(34)	(20)
Change in:
Trade receivables	(135)	(81)
Inventories	(37)	49
Other current assets	33	(4)
Accounts payable	(61)	103
Accrued expenses	76	(92)
Income taxes receivable	21	(70)

Net cash from operating activities	468	196

Cash flows from (used in) investing activities

Purchases of treasury bills	(8,681)	(8,866)
Proceeds from the maturity of treasury bills	8,450	9,339
Purchase of property and equipment	(114)	(8)

Net cash from (used in) investing activities	(345)	465

Cash flows used in financing activities

Payments on long-term debt	0	(390)

Net cash used in financing activities	0	(390)

Net increase in cash and cash equivalents	123	271

Cash and cash equivalents, beginning	840	569
Cash and cash equivalents, ending	$963	$840

Supplemental cash flow information
Cash paid during the year for income taxes	$196	$90
Cash paid during the year for interest	$0	$10

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

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

In addition, we may periodically make strategic investments in other businesses and companies, including investments that we believe would facilitate the development of technology complementary to our existing products or investments that we believe present good opportunities for the Company and its shareholders.   Our primary focus is to remain an operating company and we do not intend to become an investment company.  See Note 2 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

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
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Since the Company generally does not make investments in anticipation of short-term fluctuations in market price, the Company classifies its investments in equity securities and treasury bills as available-for-sale. Available-for-sale securities with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity and within accumulated other comprehensive gain (loss).

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2017 and 2016.

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2017 and 2016 due to the short term maturity nature of these instruments.

Inventories

Inventories include material, labor and overhead and are valued at the lower of cost (first-in, first-out) or net realizable value.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Estimated useful lives are as follows

Years

Equipment	5-10
Furniture and Fixtures	3 - 7
Building	7-40

Intangible assets

Intangible assets are comprised of a non-compete agreement and the HazardPROTM technology. The Company amortizes the cost of these intangible assets on a straight-line method over the estimated useful lives.

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $76 and $55 in 2017 and 2016, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $812 and $767 in 2017 and 2016, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive gain (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We recorded a valuation allowance of $28 and $0 at December 31, 2017 and 2016, respectively.

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

	Income	Shares	Per share amount

2017:
Basic EPS	$295	3,395,521	$0.09
Effect of dilutive stock options		5,496	0.00
Diluted EPS	$295	3,401,017	$0.09

2016:
Basic EPS	$202	3,395,521	$0.06
Effect of dilutive stock options		424	0.00
Diluted EPS	$202	3,395,945	$0.06

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2017, the Company had two stock-based compensation plans.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

Recently Issued Accounting Pronouncements

Contract Revenue Recognition (Evaluating)

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 which was amended in August 2015 and during 2016. This standard amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The standard will not have a material effect on the financial statements.

Reclassification

Certain items related to freight costs in the 2016 financial statements have been reclassified to conform to the 2017 presentation. These reclassifications had no effect on stockholders' equity, net income, or cash flows.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

Note 2. Investments

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2017
Commercial Paper	$568	$0	$0	$568
Treasury Bills	7,687	24	0	7,711
Equity Securities	54	0	(9)	45
	8,309	24	(9)	8,324
Less Cash Equivalents	568	0	0	568
Total Investments, December 31, 2017	$7,741	$24	$(9)	$7,756

December 31, 2016
Commercial Paper	$348	$0	$0	$348
Treasury Bills	7,419	8	0	7,427
Equity Securities	54	0	(54)	0
	7,821	8	(54)	7,775
Less Cash Equivalents	348	0	0	348
Total Investments, December 31, 2016	$7,473	$8	$(54)	$7,427

Realized gains and losses on investments are as follows:

	Years Ended December 31,
	2017	2016

Gross Realized Gains	$0	$0
Gross Realized Losses	0	0
Net Realized Gain	$0	$0

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,
	2017	2016
Unrealized Gains (Losses)
Unrealized holding gains arising during the period	$49	$8
Less: Reclassification of gains included in net income	0	0
	49	8

Deferred Taxes on Unrealized Gains (Losses):
Increase in deferred taxes on unrealized gains arising during the period	8	4
Less: Reclassification of taxes on gains included in net income	0	0
	8	4

Net Change in Accumulated Other Comprehensive Income (Loss)	$41	$4

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2017

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$568	$568	$568	$0	$0
Treasury bills	7,711	7,711	7,711	0	0
Equity securities	45	45	0	0	45
Liabilities:
Contingent earn-out	150	150	0	0	150

December 31, 2016

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$348	$348	$348	$0	$0
Treasury bills	7,427	7,427	7,427	0	0
Equity securities	0	0	0	0	0
Liabilities:
Contingent earn-out	195	195	0	0	195

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

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

The change in level 3 assets at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2017	2016

Beginning Balance	$0	$0
Increase in value	45	0
Ending Balance	$45	$0

The 2017 increase in value is due to additional information obtained on the limited-marketable company.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2017	2016

Beginning Balance	$195	$455
Credit to Earnings	(45)	(260)
Ending Balance	$150	$195

The 2017 and 2016 decreases in the contingent earn-out, which is recorded in general and administrative expenses, reflects the Company’s expectation of lower future contingent payments related to a general manufacturing sector slowdown as well as slower adoption of the Company’s wireless product offerings.

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2017	2016
Raw Materials	$898	$907
Work In Process	313	286
Finished Goods	341	322
Total Inventories	$1,552	$1,515

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2017	2016
Construction in Progress - Equipment	$90	$0
Equipment	273	260
Furniture and Fixtures	414	405
Building	1,370	1,370
Land	415	415
	2,562	2,450
Less Accumulated Depreciation	1,488	1,417
Total Property and Equipment	$1,074	$1,033

Depreciation expense for the years ended December 31, 2017 and 2016 was $73 and $78, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

Note 6. Net Intangible Assets

Intangible assets include the following:

		December 31, 2017
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete	5 Years	$120	$94	$26
Technology	7 Years	1,478	704	774
Net Intangible Assets		$1,598	$798	$800

		December 31, 2016
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete	5 Years	$120	$70	$50
Technology	7 Years	1,478	493	985
Net Intangible Assets		$1,598	$563	$1,035

Amortization expense for the years ended December 31, 2017 and 2016 was $235.

Estimated amortization expense over the next five years is as follows:

2018	$235
2019	$213
2020	$211
2021	$141

Note 7. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2017	2016
Wages and Commissions	$294	$273
Other	86	31
Total Accrued Expenses	$380	$304

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

Note 8. Common Stock Options

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

Stock-based compensation

Under the 2013 Plan, the Company is authorized to grant options to purchase up to 600,000 shares of its common stock. As of December 31, 2017, options to purchase an aggregate of 300,000 shares were outstanding under the 2013 Plan, of which 265,000 shares were exercisable, and 300,000 shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Under the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock. As of December 31, 2017, options to purchase an aggregate of 7,500 shares were outstanding and exercisable under the 1997 Plan. The board terminated the plan in 2014. The existing grants may be exercised according to the terms of the grant agreements.

During the 2016 first quarter, the Company granted its Chief Executive Officer options to purchase 50,000 shares of common stock. The options were priced at fair market value and vested 20% on the grant date, with an additional 20% vesting on the first four anniversaries of the grant date. The options expire 10 years from the date of grant.

There were no options granted during 2017.  The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the year ended December 31, 2016 are as follows:

Dividend Yield	0.00%
Expected Volatility	36.17%
Risk Free Interest Rate	1.31%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2016	50,000	$4.21	7.6
Granted	50,000	3.41	10.0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2016	100,000	3.81	8.7
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2017	100,000	$3.81	7.7
Vested and exercisable as of December 31, 2017	70,000			$32

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2017.

The following table summarizes the activity for outstanding director stock options under both plans:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2016	207,500	$4.62	7.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2016	207,500	4.62	6.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2017	207,500	$4.62	5.4
Vested and exercisable as of December 31, 2017	202,500			$0

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2017.

The weighted average grant date fair value of options granted during the year ended December 31, 2016, under the 2013 Plan, was $33. The Company recognized compensation expense of approximately $51 and $74 during the years ended December 31, 2017 and 2016, respectively, in connection with the issuance of the options.

There were no options exercised during the years ended December 31, 2017 and 2016.

As of December 31, 2017, there was approximately $17 of unrecognized compensation expense under the 2013 Plan. The Company expects to recognize this expense over the next three years. To the extent the forfeiture rate is different than we have anticipated; stock-based compensation related to these awards will be different from our expectations.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands except share and per share amounts)

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 135,490 shares of the Company’s stock at December 31, 2017. All shares held by the Plan have been released and allocated. No dividends were paid during the years ended December 31, 2017 and 2016. The Plan had no debt to the Company at December 31, 2017 or 2016.

The Company recognized compensation expense for contributions of $24 to the ESOP plan in 2017 and 2016.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2017, 135,490 shares of the Company’s stock, with an aggregate fair market value of approximately $549, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes that the market for its shares meets the ESOP requirements and that there would not be a current obligation to repurchase shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. There were no profit sharing contributions by the Company in 2017 or 2016.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016
(in thousands except share and per share amounts)

Note 10. Income Taxes

The components of the income tax provision for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016

Current:
Federal	$167	$19
State	0	1
Deferred:
Federal	(31)	(19)
State	27	1
Total Federal and State Income Taxes	$163	$2

The provision for income taxes for the years ended December 31, 2017 and 2016 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2017	2016

Computed “Expected” Federal Tax Expense	$156	$70
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	3	2
Credits	(46)	(63)
Domestic Production Activities Deduction	(19)	(5)
Permanent Differences	4	5
Effect of U.S. Tax Law Changes (35% to 21%)	49	0
Other	16	(7)
Total Federal and State Income Taxes	$163	$2

The components of the net deferred tax asset consist of:

	2017	2016

Deferred Tax Assets:
Vacation accrual	$23	$37
Allowance for doubtful accounts	2	3
Stock compensation	88	128
Bonus	2	0
Depreciation and amortization	17	0
Net unrealized loss on investments	0	17
State carryforward R&D credit	101	73
Valuation allowance	(28)	0
Total Deferred Tax Assets	205	258

Deferred Tax Liabilities:
Prepaid expenses	20	40
Depreciation and amortization	0	20
Net unrealized gain on investments	3	0
Total Deferred Tax Liabilities	23	60

Net Deferred Tax Asset	$182	$198
32

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016
(in thousands except share and per share amounts)

The Company is subject to the following material taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service and state jurisdictions are 2014 through 2016. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2017 or December 31, 2017 and uncertain tax positions are not significant.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2018 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 25, 2018 (“Annual Meeting”).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2018 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16(a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, and is incorporated herein by reference.

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

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2018 Proxy Statement, and is incorporated herein by reference.

The following table provides information as of December 31, 2017 about the Company’s equity compensation plans.

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

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2018 Proxy Statement, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2018 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2018 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements.

Reference is made to the Index to Financial Statements appearing on Page 14 hereof.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report.

Exhibits.

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
^*10.1	Electro-Sensors, Inc. 1997 Stock Option Plan —incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
^*10.2	Electro-Sensors, Inc. 2013 Equity Incentive Plan incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders
^*10.4	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
^*10.5	Form of Non-qualified Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 19, 2017
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2017 and 2016, (ii) Statements of Comprehensive Income for the years ended December 31, 2017 and 2016, (iii) Statements of Cash Flows for years ended December 31, 2017 and 2016, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 20, 2018

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 20, 2018

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 20, 2018

/s/ Joseph A. Marino	Chairman and Director	March 20, 2018

/s/ Scott A. Gabbard	Director	March 20, 2018

/s/ Michael C. Zipoy	Director	March 20, 2018

/s/ Jeffrey D. Peterson	Director	March 20, 2018

