Form 10-Q
period 2018-03-31
ELECTRO SENSORS INC
filed 2018-05-10
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 9, 2018 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$601	$963
Investments	7,750	7,756
Trade receivables, less allowance for doubtful accounts of $11	855	902
Inventories	1,579	1,552
Other current assets	171	141
Income tax receivable	118	45

Total current assets	11,074	11,359

Deferred income tax asset, net	163	182

Intangible assets, net	741	800

Property and equipment, net	1,058	1,074

Total assets	$13,036	$13,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Contingent earn-out	$0	$150
Accounts payable	128	178
Accrued expenses	400	380

Total current liabilities	528	708

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,008	2,004
Retained earnings	10,143	10,352
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	18	12

Total stockholders’ equity	12,508	12,707

Total liabilities and stockholders’ equity	$13,036	$13,415

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$1,716	$1,670
Cost of goods sold	800	771

Gross profit	916	899

Operating expenses
Selling and marketing	435	377
General and administrative	532	444
Research and development	230	221

Total operating expenses	1,197	1,042

Operating loss	(281)	(143)

Non-operating income
Interest income	23	8
Other income	2	3

Total non-operating income	25	11

Loss before income tax benefit	(256)	(132)

Benefit from income taxes	(54)	(48)

Net loss	$(202)	$(84)

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	$(1)	$0
Other comprehensive income (loss)	(1)	0

Net comprehensive loss	$(203)	$(84)

Net loss per share data:

Basic
Net loss per share	$(0.06)	$(0.02)
Weighted average shares	3,395,521	3,395,521

Diluted
Net loss per share	$(0.06)	$(0.02)
Weighted average shares	3,395,521	3,395,521

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities

Net loss	$(202)	$(84)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	79	78
Deferred income taxes	19	(35)
Stock-based compensation expense	4	17
Other	(22)	(8)
Change in:
Trade receivables	47	(57)
Inventories	(27)	(35)
Other current assets	(30)	(2)
Accounts payable	(50)	(97)
Accrued expenses	20	66
Income tax receivable	(73)	(14)

Net cash used in operating activities	(235)	(171)

Cash flows from investing activities

Purchases of treasury bills	(3,973)	(1,987)
Proceeds from the maturity of treasury bills	4,000	2,000
Purchase of property and equipment	(4)	(12)

Net cash from investing activities	23	1

Cash flows used in financing activities

Payment of contingent earn-out	(150)	0

Net cash used in financing activities	(150)	0

Net decrease in cash and cash equivalents	(362)	(170)

Cash and cash equivalents, beginning	963	840
Cash and cash equivalents, ending	$601	$670

Supplemental cash flow information
Cash paid for income taxes	$0	$1

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2018 and for the three-month period then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and control systems for a variety of industrial machinery. The Company uses leading-edge technology to continuously improve its products and make them easier to use, with the goal of manufacturing the industry-preferred product for every market served. The Company sells these products through an internal sales staff, manufacturers’ representatives, and distributors to a wide variety of industries that use the products in a variety of applications to monitor process machinery operations. The Company markets its products to customers located throughout the United States, Canada, Latin America, Europe, and Asia.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Revenue from Contracts with Customers and all related amendments (the Standard), for all contracts using the modified retrospective method. The Standard implements a five-step process for revenue recognition that focuses on transfer of control and defines a contract as “an agreement between two or more parties that creates legally enforceable rights and obligations." The adoption of the Standard did not significantly impact the timing and measurement of revenue recognition. As a result, we did not recognize a cumulative effect adjustment to the opening balance of retained earnings.

At contract inception, the Company assesses the goods and services promised to a customer and identifies a performance obligation for each promised good or service that is distinct.   In addition, the transaction price for each performance obligation is determined at contract inception.  Our contracts, generally in the form of a purchase order, specify the product or service that is promised to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer. Product revenue is recognized at the point in time when control of the product is transferred to the customer, which typically occurs when products are shipped.  Service revenue is recognized at the point in time when the service has been provided.

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2018 and December 31, 2017, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018

(in thousands except share and per share amounts)

(unaudited)

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

As of March 31, 2018, there was approximately $13 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next three years.

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

Recently Adopted Accounting Pronouncement

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method for marketable equity securities. This resulted in a $7 reclassification of net unrealized losses from accumulated other comprehensive gain (AOCI) to retained earnings. The adoption of ASU 2016-01 increases the volatility of non-operating income, as a result of the remeasurement of the equity securities. For further information on unrealized gains from equity securities, see Note 2.

Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common shares are the same.

For the three months ended March 31, 2018 and 2017, 7,635 and 2,892 option share equivalents, respectively, have been excluded from the computations of diluted weighted-average shares outstanding.

Reclassification

Certain items related to freight costs in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications had no effect on stockholders' equity, net income, or cash flows.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company.  The commercial paper investment is in  U.S. debt with ratings of F1+.  The Treasury Bills have terms ranging from one month to seven months at March 31, 2018.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

Prior to January 1, 2018, the Company accounted for equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet. Realized gains and losses on equity securities sold or impaired were recognized in non-operating income on the statement of comprehensive loss.

On January 1, 2018, the Company adopted ASU 2016-01 which changed the way the Company accounted for equity securities. Equity securities are measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized in non-operating income. Upon adoption, the Company reclassified $7 net unrealized losses related to equity securities from accumulated other comprehensive gain to retained earnings.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2018
Commercial Paper	$346	$0	$0	$346
Treasury Bills	7,682	23	0	7,705
Equity Securities	54	0	(9)	45
	8,082	23	(9)	8,096
Less Cash Equivalents	346	0	0	346
Total Investments, March 31, 2018	$7,736	$23	$(9)	$7,750

December 31, 2017
Commercial Paper	$568	$0	$0	$568
Treasury Bills	7,687	24	0	7,711
Equity Securities	54	0	(9)	45
	8,309	24	(9)	8,324
Less Cash Equivalents	568	0	0	568
Total Investments, December 31, 2017	$7,741	$24	$(9)	$7,756

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2018

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$346	$346	$346	$0	$0
Treasury bills	7,705	7,705	7,705	0	0
Equity Securities	45	45	0	0	45

December 31, 2017

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$568	$568	$568	$0	$0
Treasury bills	7,711	7,711	7,711	0	0
Equity Securities	45	45	0	0	45

Liabilities:
Contingent earn-out	150	150	0	0	150

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market. There is not a significant market for the available-for-sale equity security owned by the Company.  The Company has determined the fair value for this equity security based on financial and other factors that are considered level 3 inputs in the fair value hierarchy.

The contingent earn-out relates to the 2014 acquisition of the HazardPROTM product line. Management estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent earn-out, which is considered a level 3 input in the fair value hierarchy.  The contingent earn-out was paid in full during the first quarter of 2018.

The change in level 3 liabilities at fair value on a recurring basis for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31
	2018	2017

Beginning Balance	$150	$195
Change in Fair Value	0	0
Payments	(150)	0
Ending Balance	$0	$195

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

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We have not developed new estimates subsequent to those discussed in our Annual Report.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our statements of comprehensive loss expressed as a percentage of net sales.

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold	46.6	46.2
Gross profit	53.4	53.8

Operating expenses
Selling and marketing	25.3	22.6
General and administrative	31.0	26.6
Research and development	13.4	13.3
Total operating expenses	69.7	62.5

Operating loss	(16.3)	(8.7)

Non-operating income
Interest income	1.3	0.5
Other income	0.1	0.2
Total non-operating income, net	1.4	0.7

Loss before income taxes	(14.9)	(8.0)

Benefit from income taxes	(3.1)	(2.9)

Net loss	(11.8)%	(5.1)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2018 and 2017.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the 2018 first quarter were $1,716, an increase of $46, or 2.8% over the same period in 2017.  This increase in sales was primarily due to increased HazardPRO product sales and system orders, led by increased sales into Canada.

Gross Profit

Gross profit for the 2018 first quarter increased $17, or 1.9%, over the same period in 2017. Gross margin, as a percentage of net sales, decreased slightly in the 2018 first quarter to 53.4%, versus 53.8% in the same period in 2017. The slight decrease in gross margin percentage during the 2018 first quarter was due to a fluctuation in product mix.

Operating Expenses

Total operating expenses increased $155, or 14.9%, for the 2018 first quarter compared to the same period in 2017 and increased as a percentage of net sales to 69.7% from 62.5%.

●

Selling and marketing expenses in the 2018 first quarter increased $58, or 15.4%, from the 2017 first quarter, and increased as a percentage of net sales to 25.3% from 22.6%. The increase resulted primarily from the hiring of a business development manager, partially offset by a decrease in advertising expenses.

●

General and administrative expenses increased $88, or 19.8%, for the 2018 first quarter compared to the same period in 2017 and increased as a percentage of net sales to 31.0% from 26.6%. The increase was due to an increase in legal and professional expenses and computer supplies, software, and testing.

●

Research and development expenses increased $9, or 4.1%, in the 2018 first quarter from the same period in 2017, and increased as a percentage of net sales to 13.4% from 13.3%. The increase was due to the hiring of additional personnel.  The increase was partially offset by a decrease in contract engineering related to product enhancements.

Non-Operating Income

Non-operating income increased by $14, or 127.3%, for the 2018 first quarter compared to the same 2017 period. The increase was primarily due to higher interest income, primarily the result of higher interest rates on Treasury Bills.

Loss Before Income Taxes

Loss before income taxes was $256 for the 2018 first quarter, representing a decrease of $124, or 93.9%, when compared to the same period in 2017. The decrease for the period was the result of higher operating expenses as discussed above.

Income Taxes

The Company's income tax expense percentage decreased to 21.1% from 36.4% due to the enactment of the Tax Jobs and Cuts Act (the "Act") of 2017 in December 2017.  The Act decreased the highest corporate rate to 21% from 39%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $601 at March 31, 2018 and $963 at December 31, 2017. The decrease was mainly the result of an increase in cash used in operating activities and the payment of the contingent earn-out.

Cash used in operating activities was $235 and $171 for the three months ended March 31, 2018 and 2017, respectively. The $64 decrease was due to the higher net loss; partially offset by a decrease in trade receivables. The increase in net loss is primarily due to increased operating expenses.  The decrease in trade receivables is due to the timing of sales and collections on accounts.  The increase in income tax receivables is due to an increase in the net loss for the first quarter of 2018 compared to the same period in 2017.

Cash generated from investing activities was $23 and $1 for the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018 and 2017, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $27 and $13, respectively. In addition, we purchased $4 and $12 of property and equipment during the first quarter of 2018 and 2017, respectively.

Cash used in financing activities in the three months ended March 31, 2018 was $150 to pay the contingent earn-out for the technology purchased from Harvest Engineering, Inc. (Harvest) in 2014.  This was the final payment due to Harvest for the technology.  There was no cash used or provided by financing activities in the three months ended March 31, 2017.

Our ongoing cash requirements will be primarily for capital expenditures, the contingent earn-out payment, research and development, and working capital.  Management believes that our cash on hand and any cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Off-balance Sheet Arrangements

As of March 31, 2018, the Company had no off-balance sheet arrangements or transactions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2018

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in eXtensible Business Reporting Language XBRL: (i) Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Statements of Comprehensive Loss for the three months ended March 31, 2018 and March 31, 2017, (iii) Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 10, 2018	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

