Form 10-Q
period 2018-06-30
ELECTRO SENSORS INC
filed 2018-08-14
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 13, 2018 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$758	$963
Investments	7,757	7,756
Trade receivables, less allowance for doubtful accounts of $11	823	902
Inventories	1,640	1,552
Other current assets	125	141
Income tax receivable	64	45

Total current assets	11,167	11,359

Deferred income tax asset, net	181	182

Intangible assets, net	683	800

Property and equipment, net	1,061	1,074

Total assets	$13,092	$13,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Contingent earn-out	$0	$150
Accounts payable	153	178
Accrued expenses	464	380

Total current liabilities	617	708

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,010	2,004
Retained earnings	10,100	10,352
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	26	12

Total stockholders’ equity	12,475	12,707

Total liabilities and stockholders’ equity	$13,092	$13,415

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$1,780	$2,328	$3,496	$3,998
Cost of goods sold	808	1,004	1,608	1,775

Gross profit	972	1,324	1,888	2,223

Operating expenses
Selling and marketing	401	408	836	785
General and administrative	424	379	956	823
Research and development	222	201	452	422

Total operating expenses	1,047	988	2,244	2,030

Operating income (loss)	(75)	336	(356)	193

Non-operating income
Interest income	24	5	47	13
Other income	3	2	5	5

Total non-operating income	27	7	52	18

Income (loss) before income tax expense (benefit)	(48)	343	(304)	211

Provision for (benefit from) income taxes	(5)	120	(59)	72

Net income (loss)	$(43)	$223	$(245)	$139

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$7	$4	$6	$4
Other comprehensive income	7	4	6	4

Net comprehensive income (loss)	$(36)	$227	$(239)	$143

Net income (loss) per share data:

Basic
Net income (loss) per share	$(0.01)	$0.06	$(0.07)	$0.04
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$(0.01)	$0.06	$(0.07)	$0.04
Weighted average shares	3,395,521	3,402,527	3,395,521	3,402,731

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from (used in) operating activities

Net income (loss)	$(245)	$139

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation and amortization	158	156
Deferred income taxes	(3)	(66)
Stock-based compensation expense	6	35
Change in contingent earn-out fair value	0	(53)
Other	(43)	(7)
Change in:
Trade receivables	79	(562)
Inventories	(88)	37
Other current assets	16	54
Accounts payable	(25)	(25)
Accrued expenses	84	148
Income tax receivable	(19)	183

Net cash from (used in) operating activities	(80)	39

Cash flows from investing activities

Purchases of treasury bills	(6,697)	(3,972)
Proceeds from the maturity of treasury bills	6,750	4,000
Purchase of property and equipment	(28)	(12)

Net cash from investing activities	25	16

Cash flows used in financing activities

Payment of contingent earn-out	(150)	0

Net cash used in financing activities	(150)	0

Net increase (decrease) in cash and cash equivalents	(205)	55

Cash and cash equivalents, beginning	963	840
Cash and cash equivalents, ending	$758	$895

Supplemental cash flow information
Cash paid for income taxes	$0	$0

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2018

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2018 and for the three and six-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Revenue from Contracts with Customers and all related amendments (the Standard), for all contracts using the modified retrospective method. The Standard implements a five-step process for revenue recognition that focuses on transfer of control and defines a contract as “an agreement between two or more parties that creates legally enforceable rights and obligations." The adoption of the Standard did not materially impact the timing and measurement of revenue recognition. As a result, we did not recognize a cumulative effect adjustment to the opening balance of retained earnings.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2018 and December 31, 2017, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2018

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

As of June 30, 2018, there was approximately $11 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next two years.

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

Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common shares are the same.

For the three and six months ended June 30, 2018, 7,318 and 7,474 option share equivalents, respectively, have been excluded from the computations of diluted weighted-average shares outstanding.

Reclassification

Certain items related to freight costs in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications had no effect on stockholders' equity, net income, or cash flows.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2018

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company.  The commercial paper investment is in U.S. debt with ratings of F1+.  The Treasury Bills have terms ranging from one month to six months at June 30, 2018.

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

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2018
Commercial Paper	$272	$0	$0	$272
Treasury Bills	7,679	33	0	7,712
Equity Securities	54	0	(9)	45
	8,005	33	(9)	8,029
Less Cash Equivalents	272	0	0	272
Total Investments, June 30, 2018	$7,733	$33	$(9)	$7,757

December 31, 2017
Commercial Paper	$568	$0	$0	$568
Treasury Bills	7,687	24	0	7,711
Equity Securities	54	0	(9)	45
	8,309	24	(9)	8,324
Less Cash Equivalents	568	0	0	568
Total Investments, December 31, 2017	$7,741	$24	$(9)	$7,756

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2018

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2018

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$272	$272	$272	$0	$0
Treasury bills	7,712	7,712	7,712	0	0
Equity Securities	45	45	0	0	45

December 31, 2017

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$568	$568	$568	$0	$0
Treasury bills	7,711	7,711	7,711	0	0
Equity Securities	45	45	0	0	45

Liabilities:
Contingent earn-out	150	150	0	0	150

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

The change in level 3 liabilities at fair value on a recurring basis for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Beginning Balance	$0	$195	$150	$195
Change in Fair Value	0	(53)	0	(53)
Payments	0	0	(150)	0
Ending Balance	$0	$142	$0	$142

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.4	43.1	46.0	44.4
Gross profit	54.6	56.9	54.0	55.6

Operating expenses
Selling and marketing	22.5	17.5	23.9	19.6
General and administrative	23.8	16.3	27.3	20.5
Research and development	12.5	8.7	12.9	10.6
Total operating expenses	58.8	42.5	64.1	50.7

Operating income (loss)	(4.2)	14.4	(10.1)	4.9

Non-operating income
Interest income	1.3	0.2	1.3	0.3
Other income	0.2	0.1	0.1	0.1
Total non-operating income	1.5	0.3	1.4	0.4

Income (loss) before income tax expense (benefit)	(2.7)	14.7	(8.7)	5.3

Provision for (benefit from) income taxes	(0.3)	5.2	(1.7)	1.8

Net income (loss)	(2.4)%	9.5%	(7.0)%	3.5%

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2018 and 2017.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the second quarter of 2018 were $1,780, a decrease of $548, or 23.5% over the same period in 2017. Net sales for the six months ended June 30, 2018 were $3,496, a decrease of $502, or 12.6% over the same period in 2017.  The decrease in the second quarter was primarily due to a decline in the number of system orders in both our legacy and HazardPRO product lines.  We believe our customers are deferring capital expenditures for larger system orders as they experience record low commodity prices and face the uncertainty of international tariffs.  Furthermore, international sales decreased 55% predominantly as the result of decreased sales into Canada, Europe, and Mexico.

Gross Profit

Gross profit for the second quarter of 2018 decreased $352, or 26.6%, over the same period in 2017. Gross profit for the six months ended June 30, 2018 decreased $335, or 15.1%, over the same period in 2017. Gross margin, as a percentage of net sales, decreased in the second quarter of 2018 to 54.6%, versus 56.9% in the same period in 2017. Gross margin, as a percentage of net sales, decreased in the six months ended June 30, 2018 to 54.0%, versus 55.6% in the same period in 2017.  The decrease in gross margin percentage during the first and second quarter of 2018 was due to a change in product mix.

Operating Expenses

Total operating expenses increased $59, or 6.0%, for the second quarter of 2018 compared to the same period in 2017 and also increased as a percentage of net sales to 58.8% from 42.5%. Total operating expenses increased $214, or 10.5%, for the six months ended June 30, 2018 compared to the same period in 2017 and also increased as a percentage of net sales to 64.1% from 50.7%.  The increases in operating expenses as a percentage of sales were due primarily to decreased revenues in the second quarter of 2018.

●

Selling and marketing expenses in the second quarter of 2018 decreased $7, or 1.7%, from the same period in 2017, but increased as a percentage of net sales to 22.5% from 17.5%. Selling and marketing expenses in the six months ended June 30, 2018 increased $51, or 6.5%, from the same period of 2017, and also increased as a percentage of net sales to 23.9% from 19.6%. The decrease in the second quarter resulted primarily from a decrease in commissions paid to outside sales representatives due to decreased sales, partially offset by increased expenses related to the hiring of a business development manager.  The increase for the six months ended June 30, 2018 2018, as compared to the same period in 2017, resulted primarily from the hiring of a business development manager, partially offset by a decrease in commissions paid to outside sales representatives due to decreased sales.

●

General and administrative expenses increased $45, or 11.9%, for the second quarter of 2018 compared to the same period in 2017 and also increased as a percentage of net sales to 23.8% from 16.3%. General and administrative expenses increased $133, or 16.2%, for the six months ended June 30, 2018 compared to the same period in 2017 and also increased as a percentage of net sales to 27.3% from 20.5%. The increase for both periods was due to increases in legal and professional expenses and computer supplies, software, and testing.

●

Research and development expenses increased $21, or 10.4%, in the second quarter of 2018 from the same period in 2017, and also increased as a percentage of net sales to 12.5% from 8.7%. Research and development expenses increased $30, or 7.1%, in the six months ended June 30, 2018 compared to the same period in 2017, and also increased as a percentage of net sales to 12.9% from 10.6%. The increase for both periods was due to the hiring of additional personnel and increased lab testing and certification expenses for a new product, partially offset by a decrease in contract engineering related to product enhancements.

Non-Operating Income

Non-operating income increased by $20, or 285.7%, for the second quarter of 2018 compared to the same period in 2017. Non-operating income increased by $34, or 188.9%, for the six months ended June 30, 2018 compared to the same 2017 period. The increase was primarily due to higher interest income in both the first and second quarters of 2018, as compared to the respective prior year periods, primarily the result of higher interest rates on Treasury Bills.

Income (Loss) Before Income Taxes

Loss before income taxes was $48 for the second quarter of 2018, representing a decrease of $391, or 114.0%, compared to income before income taxes of $343 for the same period in 2017. Loss before income taxes was $304 for the six months ended June 30, 2018, representing a decrease of $515, or 244.1%, when compared to income before income taxes of $211 for the same period of 2017. The decrease for the period was the result of lower revenues in the second quarter of 2018 and higher operating expenses as discussed above.

Income Taxes

The Company's income tax expense percentage decreased to 10.4% for the second quarter of 2018 from 35.0% in the second quarter of 2017 and decreased to 19.4% for the six months ended June 30, 2018 from 34.1% for the six months ended June 30, 2017 due to the enactment of the Tax Jobs and Cuts Act (the "Act") of 2017 in December 2017.  The Act decreased the highest corporate rate to 21% from 39%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $758 at June 30, 2018 and $963 at December 31, 2017. The decrease was primarily the result of an increase in cash used in operating activities and the payment of the contingent earn-out of $150 in the first quarter of 2018.

Cash used in operating activities was $80 for the six months ended June 30, 2018 as compared to cash generated from operations of $39 for the six months ended June 30, 2017. The $119 decrease was due to the net loss experienced in the first half of 2018 and a decrease in accrued income taxes, partially offset by a decrease in trade receivables. The increase in net loss in the first half of 2018, as compared to the prior year period, was primarily due to decreased revenue for that period.  The decrease in accrued income taxes is due to the net loss.  The decrease in trade receivables is due to the timing of sales and collections on accounts.

Cash generated from investing activities was $25 and $16 for the six months ended June 30, 2018 and 2017, respectively.  During the six months ended June 30, 2018 and 2017, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $53 and $28, respectively. In addition, we purchased $28 and $12 of property and equipment during the six months ended of 2018 and 2017, respectively.

Cash used in financing activities in the six months ended June 30, 2018 was $150 to pay the contingent earn-out for the technology purchased from Harvest Engineering, Inc. (Harvest) in 2014.  This was the final payment due to Harvest.  There was no cash used or provided by financing activities in the six months ended June 30, 2017.

Our ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, and growth initiatives.  Management believes that our cash on hand and any cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months.

Future Business Development Activities

The Company continues to seek growth opportunities, both internally through the Company’s existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.

Off-balance Sheet Arrangements

As of June 30, 2018, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in eXtensible Business Reporting Language XBRL: (i) Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and June 30, 2017, (iii) Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

August 14, 2018	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

