Form 10-Q
period 2018-09-30
ELECTRO SENSORS INC
filed 2018-11-13
CIK 351789

Sta

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 12, 2018 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$853	$963
Investments	7,749	7,756
Trade receivables, less allowance for doubtful accounts of $11	1,044	902
Inventories	1,604	1,552
Other current assets	171	141
Income tax receivable	17	45

Total current assets	11,438	11,359

Deferred income tax asset, net	178	182

Intangible assets, net	624	800

Property and equipment, net	1,041	1,074

Total assets	$13,281	$13,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Contingent earn-out	$0	$150
Accounts payable	193	178
Accrued expenses	425	380

Total current liabilities	618	708

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,011	2,004
Retained earnings	10,287	10,352
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	26	12

Total stockholders’ equity	12,663	12,707

Total liabilities and stockholders’ equity	$13,281	$13,415

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$2,146	$2,078	$5,642	$6,075
Cost of goods sold	951	944	2,559	2,718

Gross profit	1,195	1,134	3,083	3,357

Operating expenses
Selling and marketing	406	342	1,242	1,127
General and administrative	414	402	1,370	1,225
Research and development	176	168	628	590

Total operating expenses	996	912	3,240	2,942

Operating income (loss)	199	222	(157)	415

Non-operating income
Interest income	36	9	83	22
Other income	2	3	7	8

Total non-operating income	38	12	90	30

Income (loss) before income tax expense (benefit)	237	234	(67)	445

Provision for (benefit from) income taxes	50	82	(9)	154

Net income (loss)	$187	$152	$(58)	$291

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$0	$6	$6	$10
Other comprehensive income	0	6	6	10

Net comprehensive income (loss)	$187	$158	$(52)	$301

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.06	$0.04	$(0.02)	$0.09
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$0.06	$0.04	$(0.02)	$0.09
Weighted average shares	3,398,238	3,400,988	3,395,521	3,396,899

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from (used in) operating activities

Net income (loss)	$(58)	$291

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation and amortization	238	233
Deferred income taxes	0	(62)
Stock-based compensation expense	7	48
Change in contingent earn-out fair value	0	(53)
Interest accrued on treasury bills	(78)	(21)
Change in:
Trade receivables	(142)	(272)
Inventories	(52)	(13)
Other current assets	(30)	(3)
Accounts payable	15	(106)
Accrued expenses	45	135
Income tax receivable	28	139

Net cash from (used in) operating activities	(27)	316

Cash flows from investing activities

Purchases of treasury bills	(10,654)	(5,956)
Proceeds from the maturity of treasury bills	10,750	6,000
Purchase of property and equipment	(29)	(15)

Net cash from investing activities	67	29

Cash flows used in financing activities

Payment of contingent earn-out	(150)	0

Net cash used in financing activities	(150)	0

Net increase (decrease) in cash and cash equivalents	(110)	345

Cash and cash equivalents, beginning	963	840
Cash and cash equivalents, ending	$853	$1,185

Supplemental cash flow information
Cash paid for income taxes	$0	$125

See accompanying notes to unaudited financial statements

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2018 and for the three and nine-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and control systems for a variety of industrial machinery. The Company uses leading-edge technology to continuously improve its products and expand the number of applications they can be used in, with the goal of manufacturing the industry-preferred product for every market served. The Company sells these products through an internal sales staff, manufacturers’ representatives, and distributors to a wide variety of industries that use the products in a variety of applications to monitor process machinery operations. The Company markets its products to customers located throughout the United States, Canada, Latin America, Europe, and Asia.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Revenue from Contracts with Customers and all related amendments (the Standard), for all contracts using the modified retrospective method. The Standard implements a five-step process for revenue recognition that focuses on transfer of control and defines a contract as “an agreement between two or more parties that creates legally enforceable rights and obligations." The adoption of the Standard did not materially affect the timing and measurement of our revenue recognition. As a result, we did not recognize a cumulative effect adjustment to the opening balance of retained earnings.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2018 and December 31, 2017, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

As of September 30, 2018, there was approximately $9 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next two years.

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

Recently Adopted Accounting Pronouncement

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method for marketable equity securities. This resulted in a $7 reclassification of net unrealized losses from accumulated other comprehensive gain (AOCI) to retained earnings. The adoption of ASU 2016-01 increases the possibility of increased volatility of non-operating income, as a result of the requirement to remeasure our equity securities each reporting period. For further information on unrealized gains from equity securities, see Note 2.

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. For the nine months ended September 30, 2018, the common shares underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common shares are the same.

For the nine months ended September 30, 2018, 6,812 option share equivalents have been excluded from the computations of diluted weighted-average shares outstanding.

Reclassification

Certain items related to freight costs in the 2017 financial statements have been reclassified to conform to the 2018 presentation. These reclassifications had no effect on stockholders' equity, net income, or cash flows.

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company.  The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+.  The Treasury Bills have terms ranging from one month to six months at September 30, 2018.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

Prior to January 1, 2018, the Company accounted for equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet. Realized gains and losses on equity securities sold or impaired were recognized in non-operating income on the statement of comprehensive income (loss).

On January 1, 2018, the Company adopted ASU 2016-01, which changed the way the Company accounted for equity securities. Equity securities are measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized in non-operating income. Upon adoption, the Company reclassified $7 net unrealized losses related to equity securities from accumulated other comprehensive gain to retained earnings.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2018
Commercial Paper	$316	$0	$0	$316
Treasury Bills	7,671	33	0	7,704
Equity Securities	54	0	(9)	45
	8,041	33	(9)	8,065
Less Cash Equivalents	316	0	0	316
Total Investments, September 30, 2018	$7,725	$33	$(9)	$7,749

December 31, 2017
Commercial Paper	$568	$0	$0	$568
Treasury Bills	7,687	24	0	7,711
Equity Securities	54	0	(9)	45
	8,309	24	(9)	8,324
Less Cash Equivalents	568	0	0	568
Total Investments, December 31, 2017	$7,741	$24	$(9)	$7,756

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2018

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$316	$316	$316	$0	$0
Treasury bills	7,704	7,704	7,704	0	0
Equity Securities	45	45	0	0	45

December 31, 2017

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$568	$568	$568	$0	$0
Treasury bills	7,711	7,711	7,711	0	0
Equity Securities	45	45	0	0	45

Liabilities:
Contingent earn-out	150	150	0	0	150

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

The change in level 3 liabilities at fair value on a recurring basis for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Beginning Balance	$0	$142	$150	$195
Change in Fair Value	0	0	0	(53)
Payments	0	0	(150)	0
Ending Balance	$0	$142	$0	$142

ELECTRO-SENSORS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(in thousands except share and per share amounts)

(unaudited)

Note 4.  Commitments

Lease commitments

The Company is leasing office equipment under an operating lease expiring in 2023.

Minimum lease payments required under non-cancelable operating leases are as follows:

Year	Amount
2018	$2
2019	7
2020	7
2021	7
2022	7
Thereafter	6

Total minimum lease payments	36

Rental expense charged to operations was $1 for the three months ended September 30, 2018.

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

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our statements of comprehensive income (loss) expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.3	45.4	45.4	44.7
Gross profit	55.7	54.6	54.6	55.3

Operating expenses
Selling and marketing	18.9	16.5	22.0	18.6
General and administrative	19.3	19.3	24.3	20.2
Research and development	8.2	8.1	11.1	9.7
Total operating expenses	46.4	43.9	57.4	48.5

Operating income (loss)	9.3	10.7	(2.8)	6.8

Non-operating income
Interest income	1.7	0.5	1.5	0.4
Other income	0.0	0.1	0.1	0.1
Total non-operating income	1.7	0.6	1.6	0.5

Income (loss) before income tax expense (benefit)	11.0	11.3	(1.2)	7.3

Provision for (benefit from) income taxes	2.3	3.9	(0.2)	2.5

Net income (loss)	8.7%	7.4%	(1.0)%	4.8%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2018 and 2017.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the third quarter of 2018 were $2,146, a increase of $68, or 3.3%, over the same period in 2017. Net sales for the nine months ended September 30, 2018 were $5,642, a decrease of $433, or 7.1%, over the same period in 2017.  The increase in the third quarter was primarily due to an increase in the number of orders in excess of $5 during the quarter and a 31% increase in international sales.  The increase in international sales was driven by increased activity in South America.

Gross Profit

Gross profit for the third quarter of 2018 increased $61, or 5.4%, over the same period in 2017. Gross profit for the nine months ended September 30, 2018 decreased $274, or 8.2%, over the same period in 2017. Gross margin, as a percentage of net sales, increased slightly in the third quarter of 2018 to 55.7%, versus 54.6% in the same period in 2017. Gross margin, as a percentage of net sales, decreased in the nine months ended September 30, 2018 to 54.6%, versus 55.3% in the same period in 2017.  The change in the gross margin percentage for both periods was primarily due to a change in product mix.

Operating Expenses

Total operating expenses increased $84, or 9.2%, for the third quarter of 2018 compared to the same period in 2017, and also increased as a percentage of net sales to 46.4% from 43.9%. Total operating expenses increased $298, or 10.1%, for the nine months ended September 30, 2018 compared to the same period in 2017, and also increased as a percentage of net sales to 57.4% from 48.5%.  The increases in operating expenses were due to increased personnel, legal, and professional expenses.

●

Selling and marketing expenses in the third quarter of 2018 increased $64, or 18.7%, from the same period in 2017, and also increased as a percentage of net sales to 18.9% from 16.5%. Selling and marketing expenses in the nine months ended September 30, 2018 increased $115, or 10.2%, from the same period of 2017, and also increased as a percentage of net sales to 22.0% from 18.6%. The increase in the third quarter resulted primarily from an increase in commissions dollars accrued to outside sales representatives due to increased sales and expenses related to the hiring of a business development manager.  The increase for the nine months ended September 30, 2018, as compared to the same period in 2017, resulted primarily from the hiring of a business development manager.

●

General and administrative expenses increased $12, or 3.0%, for the third quarter of 2018 compared to the same period in 2017, and remained a constant percentage of net sales of 19.3%. General and administrative expenses increased $145, or 11.8%, for the nine months ended September 30, 2018 compared to the same period in 2017 and also increased as a percentage of net sales to 24.3% from 20.2%. The increase for in the third quarter was due to higher expenses related to computer supplies, software, and testing.  The increase for the nine-month period was due to increases in legal and professional expenses and computer supplies, software, and testing.

●

Research and development expenses increased $8, or 4.8%, in the third quarter of 2018 from the same period in 2017, and also increased as a percentage of net sales to 8.2% from 8.1%. Research and development expenses increased $38, or 6.4%, in the nine months ended September 30, 2018 compared to the same period in 2017, and also increased as a percentage of net sales to 11.1% from 9.7%. The increase for the third quarter was due to the hiring of additional personnel, partially offset by a decrease in contract engineering related to product enhancements.  The increase for the nine-month period was due to the hiring of additional personnel and increased lab testing and certification expenses for a new product, partially offset by a decrease in contract engineering.

Non-Operating Income

Non-operating income increased by $26, or 216.7%, for the third quarter of 2018 compared to the same period in 2017. Non-operating income increased by $60, or 200.0%, for the nine months ended September 30, 2018 compared to the same 2017 period. The increase was primarily due to higher interest income in both periods, as compared to the respective prior year periods, primarily the result of higher interest rates on Treasury Bills.

Income (Loss) Before Income Taxes

Income before income taxes was $237 for the third quarter of 2018, representing an increase of $3, or 1.3%, compared to $234 for the same period in 2017. Loss before income taxes was $67 for the nine months ended September 30, 2018, representing a decrease of $512, or 115.1%, when compared to income before income taxes of $445 for the same period of 2017. The increase for the third quarter was the result of higher gross profit and interest income, partially offset by increased operating expenses discussed above.  The decrease for the nine-month period was the result of lower revenues and higher operating expenses discussed above.

Income Taxes

The Company's income tax expense percentage decreased to 21.1% for the third quarter of 2018 from 35.0% in the third quarter of 2017 and decreased to 13.4% for the nine months ended September 30, 2018 from 34.6% for the nine months ended September 30, 2017 due to the enactment of the Tax Jobs and Cuts Act (the "Act") of 2017 in December 2017.  The Act decreased the highest corporate rate to 21% from 39%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $853 at September 30, 2018 and $963 at December 31, 2017. The decrease was primarily the result of the payment of the contingent earn-out of $150 in the first quarter of 2018.

Cash used in operating activities was $27 for the nine months ended September 30, 2018 as compared to cash generated from operations of $316 for the nine months ended September 30, 2017. The $343 decrease was due to the net loss experienced in 2018 and a decrease in accrued income taxes, partially offset by a decrease in trade receivables. The net loss in 2018, as compared to the prior year net income, was primarily due to decreased revenue and higher operating expenses for the nine-month period.  The decrease in accrued income taxes is due to the net loss.  The decrease in trade receivables is due to the timing of sales and collections on accounts.

Cash generated from investing activities was $67 and $29 for the nine months ended September 30, 2018 and 2017, respectively.  During the nine months ended September 30, 2018 and 2017, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $96 and $44, respectively. In addition, we purchased $29 and $15 of property and equipment during the nine months ended of 2018 and 2017, respectively.

Cash used in financing activities in the nine months ended September 30, 2018 was $150 to pay the contingent earn-out owed for the technology purchased from Harvest Engineering, Inc. in 2014.  There was no cash used or provided by financing activities in the nine months ended September 30, 2017.

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

Off-balance Sheet Arrangements

As of September 30, 2018, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in eXtensible Business Reporting Language XBRL: (i) Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 13, 2018	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

