Form 10-K
period 2018-12-31
ELECTRO SENSORS INC
filed 2019-03-20
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $9,000,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2018.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 19, 2019 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2018

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

Products

We manufacture and sell a variety of monitoring systems that measure machine production and operation rates, as well as systems that regulate the speed of related machines in production processes.

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

      Temperature Application Products

Our main temperature applications include bearing, gear box, and motor temperature monitoring sensors.  These sensors alert an operator when the temperature exceeds or is less than a specified temperature.

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

      Hazard Monitoring Systems

Electro-Sentry We offer the Electro-Sentry 1 and Electro-Sentry 16 hazard monitoring systems, which integrate our sensors for monitoring temperature, belt misalignment, and shaft speed with programmable control logic and LED display interface to create a complete system for hazard monitoring. These systems enable our customers to locate which part of their material handling system is operating incorrectly, typically in less than ten seconds, by using visual indication on the LED displays.

HazardPROTM We market our wireless hazard technology monitoring system under the HazardPRO product name. This integrated hazard monitoring system captures and displays key information in an intuitive format allowing the user to quickly and comprehensively understand the status and history of its processes.  The simple but powerful interface gives the user insight into its operations as it strives to maximize safety and facility runtime, while minimizing costs associated with unscheduled maintenance and unplanned downtime. We offer Class II Division I, the industry standard for dust environments, intrinsically safe nodes and sensors that are certified for use in hazardous environments.

The HazardPRO software includes a large site system manager link used to efficiently collect data from sensors placed across a widely dispersed area that has been deployed in sites covering greater than 50 acres.  We have also added a complete antenna pair mounting system to the product line for easy and accurate customer installation.

We expect to continue to expend resources to develop new products and to market new and existing products for use in a wide variety of monitoring applications.

Our corporate website, www.electro-sensors.com, provides significant product application information for our existing and prospective customers and our sales partners. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K.

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors located throughout the United States, Canada, Mexico, Bolivia, Chile, Colombia, Guatemala, Peru, United Kingdom, Ukraine, Egypt, Saudi Arabia, India, Indonesia, Australia, New Zealand, China, Taiwan, Korea, Vietnam, Malaysia, Philippines, and Singapore. Sales to customers outside the United States represented approximately 11% of our 2018 sales. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers are businesses in a wide variety of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

We continue to explore new industries and applications within the current industries we serve to expand sales and may also consider acquiring compatible businesses or product lines as part of our growth strategy.  In addition, we may make investments that we believe present good opportunities for the Company and its shareholders.

We believe that a wide variety of organizations could achieve significant savings in both time and materials by adding production monitoring and drive control technology to existing processes to coordinate the operation of related machines. We sell our products into both the “retro-fit” market and into new manufacturing or processing systems.

We advertise in national industrial periodicals that cover a range of industrial products and attend several local, national and international industry tradeshows throughout the year. We also use our corporate website and other related industry websites for advertising and marketing purposes.

Competition

We face substantial competition in the sale of our production monitoring systems from a broad range of industrial and commercial businesses. Many of these competitors are well established and have greater sales volume. Among our larger competitors are Danaher Controls, Red Lion Controls, 4B Elevator Components Ltd., and Durant Corporation. We believe our competitive advantages include our products superior design and quality, the fact that we sell our products as ready-to-install units, and the fact that our products can be used in a wide range of applications. Our major disadvantages include the fact that our major competitors are larger, have a broader range of sensing instruments, and have larger sales forces and established names.

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

Seasonality

Generally, the Company experiences seasonality in the sale of its products with the second and third calendar quarters historically the strongest.

Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.  In addition, we may make investments that we believe present good opportunities for the Company and its shareholders.

Governmental Approvals

Although we are not required to obtain governmental approval of our products, we choose to obtain certain third party certifications to meet our customers’ needs. These certifications may expand our market opportunities in certain industries.

Effect of Governmental Regulations

We do not believe that any existing or proposed governmental regulations will have a material effect on our business.

Research and Development

We invest in research and development programs to develop new products and to integrate state-of-the-art technology into our existing products. We undertake development projects based upon the identified specific needs of the markets we serve.  Our "Management's Discussion and Analysis of Financial Condition and Results of Operations” section describes the nature and amount of our Research and Development expenditures.

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

Employees

As of March 19, 2019, we had 33 employees, all of whom are full-time. We believe that our relations with our employees are good. None of our employees are members of unions.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain our key employees, or recruit and train others, our product development, marketing and sales could be adversely affected.

Fluctuations in Operating Results.

We have experienced fluctuations in our past operating results, and expect to experience fluctuations in the future.  These fluctuations may affect the market price of our common stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the markets we serve and economic disruptions. Because fluctuations may occur, we caution investors that results of our operations for recent periods may not accurately predict how we will perform in the future. We cannot ensure that we will achieve revenue or earnings growth.

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

Forward-Looking Statements

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

This item is not required for smaller reporting companies, but above under “Forward-Looking Statements,” we discuss some of the risk factors that are relevant to our business and operating results.

Item 2.	Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2019.

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

Based on data provided by our transfer agent, as of February 26, 2019, we had 72 shareholders of record who held 879,052 shares of the Company’s common stock. In addition, nominees held an additional 2,516,469 shares for approximately 694 shareholders holding shares in street name.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 10 to our 2018 financial statements. We did not repurchase any equity securities during the years ended December 31, 2018 and 2017.

The information required by Item 201(d) of SEC Regulation S-K is set forth in Item 12 of this Form 10-K.

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

	Years Ended December 31,
	2018	2017
Net Sales	100.0%	100.0%
Cost of Goods Sold	46.0	45.2
Gross Profit	54.0	54.8

Operating Expenses
Selling and marketing	21.8	18.7
General and administrative	23.3	20.5
Research and development	10.8	10.4
Total Operating Expenses	55.9	49.6

Operating Income (Loss)	(1.9)	5.2

Non-operating Income (Expense)
Interest income	1.6	0.5
Other income	0.1	0.1
Total Non-operating Income, Net	1.7	0.6

Income (Loss) before Income Taxes	(0.2)	5.8

Income Tax Expense (Benefit)	(0.1)	2.1

Net Income (Loss)	(0.1)%	3.7%

The following paragraphs discuss the Company’s performance for years ended December 31, 2018 and 2017.

Comparison of 2018 vs. 2017 (dollars in thousands)

Net Sales

Net sales for 2018 were $7,495, a decrease of $345, or 4.4%, from $7,840 in 2017.  Although year- over -year quarterly net sales increased in each 2018 quarter except the second, those increases were more than offset by the decline in the second quarter.  The decline in the second quarter was across all product lines and geographies, as we saw general softness in our primary markets.  Overall 2018 net sales of our traditional product lines were relatively flat as compared to 2017, while we saw a decrease in net sales of HazardPRO products.  Net sales internationally increased slightly in 2018 to 11% of total net sales.

Gross Profit

Gross profit for 2018 decreased $252, or 5.9%, to $4,047 from $4,299 in 2017.  Our gross profit margin for 2018 was 54.0% compared to 54.8% in 2017. The slight decrease in the gross margin was primarily due to product mix.

Operating Expenses

Total operating expenses increased $303, or 7.8%, to $4,192 in 2018 from $3,889 in 2017, and increased as a percentage of net sales to 55.9% from 49.6%.  The increases in operating expenses was due to additional personnel, legal and professional expenses, and increased expenditures in computer supplies and software.

●

Selling and marketing expenses increased $165, or 11.2%, to $1,634 in 2018 from $1,469 in 2017, and increased as a percentage of net sales to 21.8% from 18.7%. The increase resulted primarily from expenses related to the hiring of a business development manager during the 2018 first quarter and increased travel expenses; partially offset by a decrease in expenses related to sales demos.

●

General and administrative expenses increased $137, or 8.5%, to $1,745 in 2018 from $1,608 in 2017, and increased as a percentage of net sales to 23.3% from 20.5%. The increase was primarily due to increases in legal and professional expenses, higher expenses related to computer supplies, software, and testing and the reversal of the HazardPRO contingent earn-out liability of $45 in 2017.  The increase was partially offset by a decrease in bonus expense due to decreased revenue and profitability.

●

Research and development expenses increased $1, or 0.1%, to $813 in 2018 compared to $812 in 2017, and increased as a percentage of net sales to 10.8% from 10.4%. The increase was the result of additional personnel for continuation engineering and product engineering support, offset by a decrease in contract engineering fees related to product enhancements for the HazardPRO product line incurred in 2017.

Operating Income (Loss)

The Company had an operating loss of $145 in 2018 compared to operating income of $410 in 2017, a decrease of $555 or 135.4% and decreased as a percentage of net sales to -1.9% from 5.2%, due primarily to lower revenues and increased operating expenses as discussed above.

Non-Operating Income (Expense)

Non-operating income increased $79 to $127 in 2018 from $48 in 2017, primarily as a result of increased interest income due to higher interest rates on investments.

Available-for-sale equity securities are stated at fair value, and unrealized holding gains and losses are reported in our statement of comprehensive income in the non-operating income (expense) section.  All other available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income (loss). Realized gains and losses are determined on the basis of the specific securities sold.

Income Taxes

Income tax benefit was $8, or (0.1)%, of 2018 net sales compared to income tax expense of $163, or 2.1%, of 2017 net sales. The decrease was due primarily to decreased profitability.  In addition, in 2017, we recognized a decrease in our deferred tax asset due a decrease in the corporate federal tax rate from 35% to 21%. In December 2017, the Tax Jobs and Cuts Act of 2017 was enacted decreasing the highest corporate federal tax rate to 21%. Detailed information on our income taxes are described in Note 11 to our financial statements.

Net Income (Loss) After Tax

We reported a net loss of $10 in 2018 compared to net income of $295 in 2017, a decrease of $305, or 103.4%. Basic and diluted loss per share were $0.00 in 2018, compared to basic and diluted earnings per share of $0.09 in 2017.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,057 and $963 at December 31, 2018 and 2017, respectively. The increase was mainly due to net cash generated from investing activities, as described below. Working capital was $10,942 at December 31, 2018 compared to $10,651 at December 31, 2017.

Cash generated from operating activities in 2018 and 2017 was $130 and $468, respectively, resulting in a $338 decrease in cash from operating activities. The decrease was primarily due to a net loss in 2018 compared to 2017 net income. The 2018 net loss is due to decreased revenue and higher operating expenses.

Cash generated from investing activities in 2018 was $115, compared to a use of cash of  $345 in 2017. The decrease was due to greater investment maturities and $82 less in capital expenditures in 2018.

Cash used in financing activities during 2018 was $151. There was no cash provided by or used in financing activities during 2017.  The cash used in 2018 was primarily due to making the final payment on the Harvest Engineering, Inc. contingent earn-out in the 2018 first quarter.  In addition, the Company entered into a financing lease for three office copiers during 2018 reported as right-to-use assets.  The lease is for 63 months and we had $1 in principal payments on the lease in 2018.  Detailed information on our financing lease is described in Note 8 to our 2018 financial statements.

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

Valuation of deferred tax assets/liabilities

We estimate our deferred tax assets and liabilities based on current tax laws and rates. The tax laws and rates could change in the future to either disallow the deductions or increase/decrease the tax rates. We recognize changes in deferred tax assets and liabilities in the period in which the tax law changes become effective. Any change in our deferred tax assets or liabilities could have a material negative or positive effect on our income tax expense.

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

Valuation of investments

Our investments in available-for-sale securities are valued at market prices in an open market. The prices are subject to the normal fluctuations that could be either negative or positive. Changes in value of our equity securities affect our profitability as the value fluctuates.  Any change in the value of our equity securities could have a material negative or positive effect on our profitability.  Changes in the value of our treasury bills do not affect our profitability until the treasury bill is sold.  At the time of sale, we recognize the interest earned on the treasury bill.

Valuation of stock-based compensation expense

We estimate the expected life and forfeiture rates of stock options granted when calculating the value of options using the Black-Scholes-Merton model. The actual life and forfeiture rate could differ from what we estimated. Changes in the life or forfeiture rate of stock options could have a negative or positive impact on our stock-based compensation.

Valuation of the contingent earn-out

We estimated the probability of meeting the revenue targets over the measurement period to determine the fair value of the contingent liability. The actual payout could be more or less than what we have estimated. If the payout or projected payout is more than the recorded value, we would recognize an additional charge to general and administrative expense. If the payout or projected payout is less than the recorded value, we would recognize a decrease in expense to general and administrative expense.  There were no contingent earn-outs as of December 31, 2018.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.

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

/s/ Boulay PLLP

We have served as the Company's auditor since 2006.

Minneapolis, Minnesota

March 20, 2019

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2018	2017
ASSETS

Current assets

Cash and cash equivalents	$1,057	$963
Treasury bills	7,697	7,711
Available-for-sale securities	45	45
Trade receivables, less allowance for doubtful accounts of $11	896	902
Inventories	1,618	1,552
Other current assets	155	141
Income tax receivable	0	45

Total current assets	11,468	11,359

Deferred income tax asset	192	182

Intangible assets, net	565	800

Property and equipment, net	1,050	1,074

Total assets	$13,275	$13,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Contingent earn-out	$0	$150
Current maturity of financing lease	5	0
Accounts payable	116	178
Accrued expenses	405	380

Total current liabilities	526	708

Long-term liabilities

Financing lease, net of current maturities	24	0

Total long-term liabilities	24	0

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,019	2,004
Retained earnings	10,335	10,352
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	32	12

Total stockholders’ equity	12,725	12,707

Total liabilities and stockholders’ equity	$13,275	$13,415

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

	Years ended December 31,
	2018	2017

Net Sales	$7,495	$7,840
Cost of Goods Sold	3,448	3,541

Gross Profit	4,047	4,299

Operating Expenses

Selling and marketing	1,634	1,469
General and administrative	1,745	1,608
Research and development	813	812

Total Operating Expenses	4,192	3,889

Operating Income (Loss)	(145)	410

Non-operating Income (Expense)

Interest expense	(1)	0
Interest income	120	38
Other income	8	10

Total Non-operating Income, Net	127	48

Income (Loss) before Income Taxes	(18)	458

Income Taxes Expense (Benefit)	(8)	163

Net Income (Loss)	(10)	295

Other Comprehensive Income
Change in unrealized value of available-for-sale securities, net of income tax	13	41
Other Comprehensive Income	13	41

Net Comprehensive Income	$3	$336

Net Income (Loss) per share data

Basic
Net income (loss) per share	$0.00	$0.09
Weighted average shares	3,395,521	3,395,521

Diluted
Net income (loss) per share	$0.00	$0.09
Weighted average shares	3,395,521	3,401,017

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2016	3,395,521	$339	$1,953	$10,057	$(29)	$12,320

Other comprehensive income					41	41
Stock-based compensation expense			51			51
Net income				295		295

Balance, December 31, 2017	3,395,521	339	2,004	10,352	12	12,707

Other comprehensive income					13	13
Stock-based compensation expense			15			15
Change in accounting policy				(7)	7	0
Net loss				(10)		(10)

Balance, December 31, 2018	3,395,521	$339	$2,019	$10,335	$32	$12,725

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2018	2017
Cash flows from operating activities

Net income (loss)	$(10)	$295

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	321	308
Deferred income taxes	(16)	(4)
Change in contingent earn-out fair value	0	(45)
Stock-based compensation expense	15	51
Interest accrued on treasury bills	(114)	(37)
Other	0	3
Change in:
Trade receivables	6	(135)
Inventories	(66)	(37)
Other current assets	(14)	33
Accounts payable	(62)	(61)
Accrued expenses	25	76
Income taxes receivable	45	21

Net cash from operating activities	130	468

Cash flows from (used in) investing activities

Purchases of treasury bills	(14,353)	(8,681)
Proceeds from the maturity of treasury bills	14,500	8,450
Purchase of property and equipment	(32)	(114)

Net cash from (used in) investing activities	115	(345)

Cash flows used in financing activities

Payments on financing lease	(1)	0
Payment of contingent earn-out	(150)	0

Net cash used in financing activities	(151)	0

Net increase in cash and cash equivalents	94	123

Cash and cash equivalents, beginning	963	840
Cash and cash equivalents, ending	$1,057	$963

Supplemental cash flow information
Cash paid during the year for income taxes	$1	$196
Cash paid during the year for interest	$1	$0

Supplemental disclosures of non-cash investment and financing activity
Right-of-use assets obtained in exchange for finance lease obligations	$30	$0

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and control systems for a variety of industrial machinery. The Company uses leading-edge technology to continuously improve its products, with the ultimate goal of manufacturing the industry-preferred product for each market served. The Company sells these products through an internal sales staff, manufacturer’s representatives, and distributors to a wide variety of industries that use the products in a variety of applications to monitor process machinery operations. The Company markets its products to customers located throughout the United States, Canada, Latin America, Europe, and Asia.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may, also, be invested in three-month Treasury Bills. Cash equivalents are carried at cost plus accrued interest which approximates fair value.

The Company maintains its cash and cash equivalents primarily in two bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to any significant credit risk on cash.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

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

As of December 31, 2018, the Company had one customer that accounted for approximately 12% of outstanding accounts receivable.  As of December 31, 2017, there were no customers that exceeded 10% of the accounts receivable balance.

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

Management determines the appropriate classification of securities at the date individual investments are acquired and evaluates the appropriateness of this classification at each balance sheet date.

Since the Company generally does not make investments in anticipation of short-term fluctuations in market price, the Company classifies its investments in equity securities and treasury bills as available-for-sale. Treasury bills with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity and within accumulated other comprehensive gain.  Unrealized gains and losses on equity securities are reported in the statement of comprehensive income in non-operating income.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2018 and 2017.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2018 and 2017 due to the short term maturity nature of these instruments.

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

Estimated useful lives are as follows

Years

Equipment	5- 10
Furniture and Fixtures	3 - 7
Building	7- 40

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

Intangible assets

Intangible assets are comprised of a non-compete agreement and the HazardPROTM technology. The Company amortizes the cost of these intangible assets on a straight-line method over the estimated useful lives.

Revenue recognition

At contract inception, the Company assesses the goods and services promised to a customer and identifies a performance obligation for each promised good or service that is distinct.   In addition, the transaction price for each performance obligation is determined at contract inception.  Our contracts, generally in the form of a purchase order, specify the product or service that is promised to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer.  Occasionally, we have a second performance obligation which is, typically, the startup of the HazardPRO product.  For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price.  We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers.  We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when products are shipped.  We recognize service revenue at the point in time when the service has been provided.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $48 and $76 in 2018 and 2017, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $813 and $812 in 2018 and 2017, respectively.

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive gain (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We recorded a valuation allowance on our deferred tax asset of $81 and $28 at December 31, 2018 and 2017, respectively.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company recognizes income tax positions at the largest amount that is more likely than not to be realized. The Company reflects changes in recognition or measurement in the period in which the Company's change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

Net income (loss) per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options and other contracts to issue common stock were exercised or converted into common stock.  For the years ending December 31, 2018 and 2017, respectively, options to purchase 312,158 and 257,500 weighted average common shares have been excluded from the diluted weighted average shares because their effect would be anti-dilutive.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income.

	Income (loss)	Shares	Per share amount

2018:
Basic EPS	$(10)	3,395,521	$(0.00)
Effect of dilutive stock options		0	0.00
Diluted EPS	$(10)	3,395,521	$(0.00)

2017:
Basic EPS	$295	3,395,521	$0.09
Effect of dilutive stock options		5,496	0.00
Diluted EPS	$295	3,401,017	$0.09

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2018, the Company had two stock-based compensation plans.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

Recently Adopted Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method for marketable equity securities. This resulted in a $7 reclassification of net unrealized losses from accumulated other comprehensive income (AOCI) to retained earnings. The adoption of ASU 2016-01 increases the possibility of increased volatility of non-operating income, as a result of the requirement to remeasure our equity securities each reporting period. For further information on unrealized losses from equity securities, see Note 2.

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) "Leases (Topic 842)" which was modified in July 2018, Accounting Standards Update No. 2018-11 (ASU 2018-11) "Leases (Topic 842): Targeted Improvements" to increase transparency and comparability among organizations by requiring the recognition of Right of Use ("ROU") assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We elected to early adopt the standard effective October 1, 2018 in conjunction with the Company entering into a financing lease using the optional effective date method. The standard did not have a material impact in our balance sheets, statements of comprehensive income (loss), or statement of cash flows compared to the legacy accounting guidance for leases.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Revenue from Contracts with Customers and all related amendments (the Standard), for all contracts using the modified retrospective method. The Standard implements a five-step process for revenue recognition that focuses on transfer of control and defines a contract as “an agreement between two or more parties that creates legally enforceable rights and obligations." The adoption of the Standard did not significantly impact the timing and measurement of the Company's revenue recognition. As a result, we did not recognize a cumulative effect adjustment to the opening balance of retained earnings.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company.  The commercial paper investment is in  U.S. debt with ratings of F1+.  The Treasury Bills have terms ranging from one month to seven months at December 31, 2018.

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

On January 1, 2018, the Company adopted ASU 2016-01 which changed the way the Company accounted for equity securities. Equity securities are measured at fair value and starting January 1, 2018 unrealized gains and losses are recognized in non-operating income. Upon adoption, the Company reclassified $7 of net unrealized losses related to equity securities from accumulated other comprehensive gain to retained earnings.

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2018
Commercial Paper	$667	$0	$0	$667
Treasury Bills	7,656	41	0	7,697
Equity Securities	45	0	0	45
	8,368	41	0	8,409
Less Cash Equivalents	667	0	0	667
Total Investments, December 31, 2018	$7,701	$41	$0	$7,742

December 31, 2017
Commercial Paper	$568	$0	$0	$568
Treasury Bills	7,687	24	0	7,711
Equity Securities	54	0	(9)	45
	8,309	24	(9)	8,324
Less Cash Equivalents	568	0	0	568
Total Investments, December 31, 2017	$7,741	$24	$(9)	$7,756

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	December 31,
	2018	2017
Unrealized Gains
Unrealized holding gains arising during the period	$19	$49
Less: Reclassification of gains included in net income (loss)	0	0
	19	49

Deferred Taxes on Unrealized Gains:
Increase in deferred taxes on unrealized gains arising during the period	6	8
Less: Reclassification of taxes on gains included in net income (loss)	0	0
	6	8

Net Change in Accumulated Other Comprehensive Income	$13	$41

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2018

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$667	$667	$667	$0	$0
Treasury bills	7,697	7,697	7,697	0	0
Equity securities	45	45	0	0	45

December 31, 2017

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$568	$568	$568	$0	$0
Treasury bills	7,711	7,711	7,711	0	0
Equity securities	45	45	0	0	45
Liabilities:
Contingent earn-out	150	150	0	0	150

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts

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

The change in level 3 assets at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2018	2017

Beginning Balance	$45	$0
Increase in value	0	45
Ending Balance	$45	$45

The 2017 increase in value is due to additional information obtained on equity securities held in a company with a limited market for its securities.

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2018	2017

Beginning Balance	$150	$195
Credit to Earnings	0	(45)
Payments	(150)	0
Ending Balance	$0	$150

The 2017 decrease in the contingent earn-out, which is recorded in general and administrative expenses, reflects the Company’s expectation of lower future contingent payments related to a general manufacturing sector slowdown as well as slower adoption of the Company’s wireless product offerings.  The 2018 decrease reflects the final payment of the liability according to the terms of the underlying agreement.  No liability exists at December 31, 2018.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2018	2017
Raw Materials	$968	$898
Work In Process	309	313
Finished Goods	351	341
Reserve for Obsolescence	(10)	0
Total Inventories	$1,618	$1,552

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2018	2017
Construction in Progress - Equipment	$0	$90
Equipment	274	273
Furniture and Fixtures	503	414
Right-of-Use Asset	30	0
Building	1,370	1,370
Land	415	415
	2,592	2,562
Less Accumulated Depreciation	1,542	1,488
Total Property and Equipment	$1,050	$1,074

Depreciation expense for the years ended December 31, 2018 and 2017 was $86 and $73, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

Note 6. Net Intangible Assets

Intangible assets include the following:

		December 31, 2018
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete	5 Years	$120	$118	$2
Technology	7 Years	1,478	915	563
Net Intangible Assets		$1,598	$1,033	$565

		December 31, 2017
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete	5 Years	$120	$94	$26
Technology	7 Years	1,478	704	774
Net Intangible Assets		$1,598	$798	$800

Amortization expense for the years ended December 31, 2018 and 2017 was $235.

Estimated amortization expense over the next three years is as follows:

2019	$213
2020	$211
2021	$141

Note 7. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2018	2017
Wages and Commissions	$326	$294
Other	79	86
Total Accrued Expenses	$405	$380

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

Note 8. Leases

We have a financing lease for office equipment. The lease has a remaining term of five years at December 31, 2018.

The components of lease expense were as follows for the year ended December 31:

2018
Finance lease cost:
Amortization of right-of-use assets	$2
Interest on lease liabilities	1
Total finance lease cost	$3

Supplemental balance sheet information related to leases is as follows:

	2018
Finance leases
Property and equipment, gross	$30
Accumulated amortization	(2)
Property and equipment, net	$28

Weighted average remaining lease term
Finance leases	5	years

Weighted average discount rate
Finance leases	7.0%

Maturities of lease liabilities are as follows:

Year ending December 31
2019	$7
2020	7
2021	7
2022	7
2023	6
Total lease payments	34
Less imputed interest	(5)
Total	$29

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

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

Stock-based compensation

Under the 2013 Plan, the Company is authorized to grant options to purchase up to 600,000 shares of its common stock. As of December 31, 2018, options to purchase an aggregate of 325,000 shares were outstanding under the 2013 Plan, of which options to purchase 285,000 shares were exercisable, and 275,000 additional shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Under the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock. As of December 31, 2018, options to purchase an aggregate of 7,500 shares were outstanding and exercisable under the 1997 Plan. The board terminated the plan in 2014. The existing grants may be exercised according to the terms of the grant agreements.

During the 2018 fourth quarter, the Company granted an employee options to purchase 25,000 shares of common stock. The options were priced at fair market value and vested 20% on the grant date, with an additional 20% vesting on the first four anniversaries of the grant date. The options expire 10 years from the date of grant.

There were no options granted during 2017. The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the year ended December 31, 2018 are as follows:

Dividend Yield	0.00%
Expected Volatility	18.79%
Risk Free Interest Rate	3.03%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2017	100,000	$3.81	8.7
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2017	100,000	3.81	7.7
Granted	25,000	3.64	10.0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2018	125,000	$3.78	8.1
Vested and exercisable as of December 31, 2018	85,000			$0

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2018.

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2017	207,500	$4.62	6.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2017	207,500	4.62	5.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2018	207,500	$4.62	4.4
Vested and exercisable as of December 31, 2018	207,500			$0

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2018.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands except share and per share amounts)

The weighted average grant date fair value of options granted during the year ended December 31, 2018, under the 2013 Plan, was $24. The Company recognized compensation expense of approximately $15 and $51 during the years ended December 31, 2018 and 2017, respectively, in connection with the issuance of the options.

There were no options exercised during the years ended December 31, 2018 and 2017.

As of December 31, 2018, there was approximately $26 of unrecognized compensation expense under the 2013 Plan. The Company expects to recognize this expense over the next four years. To the extent the forfeiture rate is different than we have anticipated; stock-based compensation related to these awards will be different from our expectations.

Note 10. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the Plan purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The Plan owns 135,490 shares of the Company’s stock at December 31, 2018. All shares held by the Plan have been released and allocated. No dividends were paid during the years ended December 31, 2018 and 2017. The Plan had no debt to the Company at December 31, 2018 or 2017.

The Company recognized compensation expense for contributions of $24 to the ESOP plan in both 2018 and 2017.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2018, 135,490 shares of the Company’s stock, with an aggregate fair market value of approximately $461, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes that the market for its shares meets the ESOP requirements and that there would not be a current obligation to repurchase shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit sharing contributions with the approval of the Board of Directors. There were no profit sharing contributions by the Company in 2018 or 2017.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017
(in thousands except share and per share amounts)

Note 11. Income Taxes

The components of the income tax provision for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017

Current:
Federal	$0	$167
State	1	0
Deferred:
Federal	(9)	(31)
State	0	27
Total Federal and State Income Taxes	$(8)	$163

The provision for income taxes for the years ended December 31, 2018 and 2017 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2018	2017

Computed “Expected” Federal Tax Expense (Benefit From)	$(4)	$156
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	1	3
Credits	(41)	(46)
Domestic Production Activities Deduction	0	(19)
Permanent Differences	7	4
Effect of U.S. Tax Law Changes (35% to 21%)	0	49
Other	29	16
Total Federal and State Income Taxes	$(8)	$163

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018 AND 2017
(in thousands except share and per share amounts)

The components of the net deferred tax asset consist of:

	2018	2017

Deferred Tax Assets:
Vacation accrual	$24	$23
Allowance for doubtful accounts	2	2
Stock compensation	91	88
Bonus	0	2
Depreciation and amortization	29	17
Inventory Obsolescence	2	0
R&D credit carryforward	154	101
Valuation allowance	(81)	(28)
Total Deferred Tax Assets	221	205

Deferred Tax Liabilities:
Prepaid expenses	20	20
Net unrealized gain on investments	9	3
Total Deferred Tax Liabilities	29	23

Net Deferred Tax Asset	$192	$182

The Company is materially subject to the following taxing jurisdictions: U.S. and Minnesota. The tax years that remain open to examination by the Internal Revenue Service and state jurisdictions are 2015 through 2017. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2018 or December 31, 2018 and uncertain tax positions are not significant.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 due to the material weakness identified and described in the section below to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were not effective as of December 31, 2018 due to a material weakness in our controls over revenue recognition around period cut off.  Remediation efforts have been implemented which primarily consist of training our personnel to properly adhere to our existing controls.  We will consider this material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, which management expects to be completed by March 31, 2019.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified as discussed above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2019 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 24, 2019 (“Annual Meeting”).

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2019 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16(a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement, and is incorporated herein by reference.

Code of Ethics and Business Conduct

The Company has adopted the Electro-Sensors Code of Ethics and Business Conduct (the “Code of Conduct”) applicable to all officers and employees of the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Chief Executive Officer at the Company’s executive offices. Any amendment to, or waiver from, a provision of our Code of Conduct will be posted to our website.

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2019 Proxy Statement, and is incorporated herein by reference.

The following table provides information as of December 31, 2018 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	332,500	$4.30	275,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	332,500	$4.30	275,000(1)

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2019 Proxy Statement, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2019 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2019 Proxy Statement, and is incorporated herein by reference.

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

Exhibits.

Exhibit Number	Exhibit Description

^3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
^3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
^*10.1	Electro-Sensors, Inc. 1997 Stock Option Plan —incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
^*10.2	Electro-Sensors, Inc. 2013 Equity Incentive Plan incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders
^*10.4	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
^*10.5	Form of Non-qualified Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 20, 2019
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2018 and 2017, (ii) Statements of Comprehensive Income for the years ended December 31, 2018 and 2017, (iii) Statements of Cash Flows for years ended December 31, 2018 and 2017, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 20, 2019

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 20, 2019

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 20, 2019

/s/ Joseph A. Marino	Chairman and Director	March 20, 2019

/s/ Scott A. Gabbard	Director	March 20, 2019

/s/ Michael C. Zipoy	Director	March 20, 2019

/s/ Jeffrey D. Peterson	Director	March 20, 2019

