Form 10-Q
period 2019-03-31
ELECTRO SENSORS INC
filed 2019-05-13
CIK 351789

Sta

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	ELSE	Nasdaq Capital Market

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 10, 2019 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$954	$1,057
Investments	7,732	7,742
Trade receivables, less allowance for doubtful accounts of $11	1,075	896
Inventories	1,638	1,618
Other current assets	167	155
Income tax receivable	12	0

Total current assets	11,578	11,468

Deferred income tax asset, net	189	192

Intangible assets, net	510	565

Property and equipment, net	1,073	1,050

Total assets	$13,350	$13,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$5	$5
Accounts payable	207	116
Accrued expenses	417	405

Total current liabilities	629	526

Long-term liabilities
Financing lease, net of current maturities	23	24

Total long-term liabilities	23	24

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,022	2,019
Retained earnings	10,304	10,335
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	33	32

Total stockholders’ equity	12,698	12,725

Total liabilities and stockholders’ equity	$13,350	$13,275

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Net sales	$2,008	$1,716
Cost of goods sold	941	800

Gross profit	1,067	916

Operating expenses
Selling and marketing	485	435
General and administrative	472	532
Research and development	196	230

Total operating expenses	1,153	1,197

Operating loss	(86)	(281)

Non-operating income
Interest income	44	23
Other income	2	2

Total non-operating income	46	25

Loss before income tax benefit	(40)	(256)

Benefit from income taxes	(9)	(54)

Net loss	$(31)	$(202)

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	$1	$(1)
Other comprehensive income (loss)	1	(1)

Net comprehensive loss	$(30)	$(203)

Net loss per share data:

Basic
Net loss per share	$(0.01)	$(0.06)
Weighted average shares	3,395,521	3,395,521

Diluted
Net loss per share	$(0.01)	$(0.06)
Weighted average shares	3,395,521	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2018	3,395,521	$339	$2,019	$10,335	$32	$12,725

Other comprehensive income					1	1
Stock-based compensation expense			3			3
Net loss				(31)		(31)

Balance, March 31, 2019 (unaudited)	3,395,521	339	2,022	10,304	33	12,698

Balance, December 30, 2017	3,395,521	339	2,004	10,352	12	12,707

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			4			4
Change in accounting policy				(7)	7	0
Net loss				(202)		(202)

Balance, March 31, 2018 (unaudited)	3,395,521	$339	$2,008	$10,143	$18	$12,508

See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities

Net loss	$(31)	$(202)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	77	79
Deferred income taxes	3	19
Stock-based compensation expense	3	4
Interest accrued on treasury bills	(44)	(22)
Change in:
Trade receivables	(179)	47
Inventories	(20)	(27)
Other current assets	(12)	(30)
Accounts payable	91	(50)
Accrued expenses	12	20
Income tax receivable	(12)	(73)

Net cash used in operating activities	(112)	(235)

Cash flows from investing activities

Purchases of treasury bills	(3,945)	(3,973)
Proceeds from the maturity of treasury bills	4,000	4,000
Purchase of property and equipment	(45)	(4)

Net cash from investing activities	10	23

Cash flows used in financing activities

Payments on financing lease	(1)	0
Payment of contingent earn-out	0	(150)

Net cash used in financing activities	(1)	(150)

Net decrease in cash and cash equivalents	(103)	(362)

Cash and cash equivalents, beginning	1,057	963
Cash and cash equivalents, ending	$954	$601

Supplemental cash flow information
Cash paid for income taxes	$0	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2019

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2019 and for the three-month period then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue Recognition

At contract inception, the Company assesses the goods and services promised to a customer and identifies a performance obligation for each promised good or service that is distinct. We also determine the transaction price for each performance obligation at contract inception. Our contracts, generally in the form of a purchase order, specify the product or service that is promised to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer. On some contracts, we have a second performance obligation which typically, is the initialization of the HazardPRO product. For contracts that have multiple performance obligations, we allocate the transaction price to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when we ship the products. We recognize service revenue at the point in time when we have provided the service.

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2019 and December 31, 2018, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2019

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

As of March 31, 2019, there was approximately $23 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next three years.

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

Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For the three-month periods ended March 31, 2019 and 2018, the common shares underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common shares are the same.

For the three months ended March 31, 2019 and 2018 options to purchase 332,500 and 307,500 weighted average common shares, respectively, have been excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2019

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to eight months at March 31, 2019.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

Prior to January 1, 2018, the Company accounted for equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet. Realized gains and losses on equity securities sold or impaired were recognized in non-operating income on the statement of comprehensive income (loss).

On January 1, 2018, the Company adopted ASU 2016-01, which changed how the Company accounted for equity securities. Equity securities are now measured at fair value and starting January 1, 2018 unrealized gains and losses have been recognized in non-operating income. Upon adoption, the Company reclassified $7 of net unrealized losses related to equity securities from accumulated other comprehensive gain to retained earnings.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2019
Commercial Paper	$722	$0	$0	$722
Treasury Bills	7,645	42	0	7,687
Equity Securities	45	0	0	45
	8,412	42	0	8,454
Less Cash Equivalents	722	0	0	722
Total Investments, March 31, 2019	$7,690	$42	$0	$7,732

December 31, 2018
Commercial Paper	$667	$0	$0	$667
Treasury Bills	7,656	41	0	7,697
Equity Securities	45	0	0	45
	8,368	41	0	8,409
Less Cash Equivalents	667	0	0	667
Total Investments, December 31, 2018	$7,701	$41	$0	$7,742

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2019

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2019

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$722	$722	$722	$0	$0
Treasury bills	7,687	7,687	7,687	0	0
Equity Securities	45	45	0	0	45

December 31, 2018

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$667	$667	$667	$0	$0
Treasury bills	7,697	7,697	7,697	0	0
Equity Securities	45	45	0	0	45

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market. There is no public market for the available-for-sale equity security owned by the Company. The Company has determined the fair value for this equity security based on financial and other factors that are considered level 3 inputs in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis for the three months ended March 31, 2018 are as follows:

Three Months Ended March 31, 2018

Beginning Balance	$150
Change in Fair Value	0
Payments	(150)
Ending Balance	$0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements relating to our marketing efforts; our efforts to accelerate future growth or income; our business development activities; our efforts to maintain or reduce production costs; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including our strategies for the future and the outcome of events that have not yet occurred, is a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2018.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application, and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We have not developed new estimates subsequent to those discussed in our Annual Report.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our statements of comprehensive loss expressed as a percentage of net sales.

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	46.9	46.6
Gross profit	53.1	53.4

Operating expenses
Selling and marketing	24.1	25.3
General and administrative	23.5	31.0
Research and development	9.8	13.4
Total operating expenses	57.4	69.7

Operating loss	(4.3)	(16.3)

Non-operating income
Interest income	2.2	1.3
Other income	0.1	0.1
Total non-operating income	2.3	1.4

Loss before income tax benefit	(2.0)	(14.9)

Benefit from income taxes	(0.4)	(3.1)

Net loss	(1.6)%	(11.8)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2019 and 2018.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the period ending March 31, 2019 were $2,008, an increase of $292, or 17.0%, from $1,716 in 2018.  This increase was driven by a more than 50% increase in sales from large orders, which we define as orders over $5, as during the period customers moved forward with a number of large projects related to capacity expansion or facility modernization.

Gross Profit

Gross profit for the first quarter of 2019 increased $151, or 16.5%, over the same period in 2018. Gross margin, as a percentage of net sales, decreased slightly in the first quarter of 2019 to 53.1%, versus 53.4% in the same period in 2018. The change in the gross margin percentage was primarily due to a change in product mix.

Operating Expenses

Total operating expenses decreased $44, or 3.7%, for the first quarter of 2019 compared to the same period in 2018, and also decreased as a percentage of net sales to 57.4% from 69.7%.

●

Selling and marketing expenses in the first quarter of 2019 increased $50, or 11.5%, from the same period in 2018, but decreased as a percentage of net sales to 24.1% from 25.3%. The increase resulted primarily from an increase in internal sales staff compensation due to increased sales and changes in compensation plans.

●

General and administrative expenses decreased $60, or 11.3%, for the first quarter of 2019 compared to the same period in 2018, and decreased as a percentage of net sales to 23.5% from 31.0%. The decrease was due primarily to lower legal fees and lower compensation costs due to a decrease in headcount in 2019; partially offset by higher expenses related to computer supplies, software, and testing.

●

Research and development expenses decreased $34, or 14.8%, in the first quarter of 2019 from the same period in 2018, and decreased as a percentage of net sales to 9.8% from 13.4%. The decrease was due to higher contract engineering costs related to product enhancements completed in the first quarter of last year.

Non-Operating Income

Non-operating income, consisting primarily of interest income, increased by $21, or 84.0%, for the first quarter of 2019 compared to the same period in 2018. The increase was primarily due to higher interest income primarily the result of higher interest rates on Treasury Bills.

Loss Before Income Tax Benefit

Loss before income tax benefit was $40 for the first quarter of 2019, representing a decrease in the first quarter loss of $216, or 84.4%, compared to a loss of $256 for the same period in 2018. The decrease in the loss was the result of higher net sales and lower operating expenses as discussed above.

Income Taxes

The Company's income tax benefit percentage increased to 22.5% for the first quarter of 2019 from 21.1% in the first quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $954 at March 31, 2019 and $1,057 at December 31, 2018. The decrease was primarily the result of cash used in operating activities due to increased trade receivables due to the timing of sales during the quarter.

Cash used in operating activities was $112 and $235 for the three months ended March 31, 2019 and 2018, respectively. The $123 decrease in cash used was due to the lower net loss in 2019 compared to 2018 and an increase in accounts payable, partially offset by an increase in trade receivables. The lower net loss in 2019, as compared to the prior year net loss, was primarily due to increased revenue and lower operating expenses for the three-month period. The increase in accounts payable is due to timing of payments. The increase in trade receivables is due to the timing of sales and collections on accounts.

Cash generated from investing activities was $10 and $23 for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $55 and $27, respectively. In addition, we purchased $45 and $4 of property and equipment during the three months ended of 2019 and 2018, respectively.

Cash used in financing activities in the three months ended March 31, 2019 and 2018 was $1 and $150, respectively. The cash used in 2019 was principal payments on the financing lease on right-to-use assets. The cash used in 2018 was the final payment on the contingent earn-out owed for the technology purchased from Harvest Engineering, Inc. in 2014.

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

Off-balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2019.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management identified a material weakness as of that date. The identified material weakness was in connection with our controls over revenue recognition around period cut off. In response to the material weakness, with the oversight of the Audit Committee, we implemented changes to our internal control over financial reporting, which consisted primarily of training our personnel to properly adhere to our existing controls over revenue recognition around period cut off. We have completed documentation of these corrective actions and, based on the evidence obtained in validating the design effectiveness of the implemented control, we have concluded that the previously disclosed material weakness has been remediated as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

The change described under “Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting” above represents a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than this change, there were no changes in the Company’s internal control over financial reporting during the first quarter of 2019 identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As noted above, the material weakness in our controls over revenue recognition around period cutoff reported in our annual report at December 31, 2018 has been fully remediated as of March 31, 2019.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2019 and March 31, 2018, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018, (iv) Condensed Statements of Changes in Stockholders' Equity for the Three Months ended March 31, 2019 and March 31, 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 13, 2019	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

