Form 10-Q
period 2019-06-30
ELECTRO SENSORS INC
filed 2019-08-12
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 9, 2019 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,025	$1,057
Investments	7,752	7,742
Trade receivables, less allowance for doubtful accounts of $11	1,295	896
Inventories	1,712	1,618
Other current assets	155	155

Total current assets	11,939	11,468

Deferred income tax asset, net	203	192

Intangible assets, net	457	565

Property and equipment, net	1,065	1,050

Total assets	$13,664	$13,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$5	$5
Accounts payable	241	116
Accrued expenses	555	405
Accrued income tax	32	0

Total current liabilities	833	526

Long-term liabilities
Financing lease, net of current maturities	21	24

Total long-term liabilities	21	24

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,024	2,019
Retained earnings	10,407	10,335
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	40	32

Total stockholders’ equity	12,810	12,725

Total liabilities and stockholders’ equity	$13,664	$13,275

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2019	2018	2019	2018

Net sales	$2,260	$1,780	$4,268	$3,496
Cost of goods sold	1,025	808	1,966	1,608

Gross profit	1,235	972	2,302	1,888

Operating expenses
Selling and marketing	516	401	1,001	836
General and administrative	418	424	890	956
Research and development	213	222	409	452

Total operating expenses	1,147	1,047	2,300	2,244

Operating income (loss)	88	(75)	2	(356)

Non-operating income (expense)
Interest expense	(1)	0	(1)	0
Interest income	41	24	85	47
Other income	3	3	5	5

Total non-operating income, net	43	27	89	52

Income (loss) before income tax expense (benefit)	131	(48)	91	(304)

Provision for (benefit of) income tax	28	(5)	19	(59)

Net income (loss)	$103	$(43)	$72	$(245)

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$7	$8	$8	$7
Other comprehensive income	7	8	8	7

Net comprehensive income (loss)	$110	$(35)	$80	$(238)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.03	$(0.01)	$0.02	$(0.07)
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$0.03	$(0.01)	$0.02	$(0.07)
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

March 31, 2019	3,395,521	$339	$2,022	$10,304	$33	$12,698

Other comprehensive income					7	7
Stock-based compensation expense			2			2
Net income				103		103

Balance June 30, 2019 (unaudited)	3,395,521	$339	$2,024	$10,407	$40	$12,810

March 31, 2018	3,395,521	$339	$2,008	$10,143	$18	$12,508

Other comprehensive income					8	8
Stock-based compensation expense			2			2
Net loss				(43)		(43)

Balance June 30, 2018 (audited)	3,395,521	$339	$2,010	$10,100	$26	$12,475

For the six months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount

December 31, 2018	3,395,521	$339	$2,019	$10,335	$32	$12,725

Other comprehensive income					8	8
Stock-based compensation expense			5			5
Net income				72		72

Balance, June 30, 2019 (unaudited)	3,395,521	339	2,024	10,407	40	12,810

December 30, 2017	3,395,521	339	2,004	10,352	12	12,707

Other comprehensive income					7	7
Stock-based compensation expense			6			6
Change in accounting policy				(7)	7	0
Net loss				(245)		(245)

Balance, June 30, 2018 (unaudited)	3,395,521	$339	$2,010	$10,100	$26	$12,475
See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities

Net income (loss)	$72	$(245)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	154	158
Deferred income taxes	(13)	(3)
Stock-based compensation expense	5	6
Interest accrued on treasury bills	(84)	(43)
Change in:
Trade receivables	(399)	79
Inventories	(94)	(88)
Other current assets	0	16
Accounts payable	125	(25)
Accrued expenses	150	84
Income tax receivable/payable	32	(19)

Net cash used in operating activities	(52)	(80)

Cash flows from investing activities

Purchases of treasury bills	(6,916)	(6,697)
Proceeds from the maturity of treasury bills	7,000	6,750
Purchase of property and equipment	(61)	(28)

Net cash from investing activities	23	25

Cash flows used in financing activities

Payments on financing lease	(3)	0
Payment of contingent earn-out	0	(150)

Net cash used in financing activities	(3)	(150)

Net decrease in cash and cash equivalents	(32)	(205)

Cash and cash equivalents, beginning	1,057	963
Cash and cash equivalents, ending	$1,025	$758

Supplemental cash flow information
Cash paid for income taxes	$1	$0
Cash paid for interest	$1	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2019

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2019 and for the three and six-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue Recognition

At contract inception, the Company assesses the goods and services promised to a customer and identifies a performance obligation for each distinct promised good or service. We also determine the transaction price for each performance obligation at contract inception. Our contracts, generally in the form of a purchase order, specify the product or service that is promised to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer. On some contracts, we have a second performance obligation which, typically, is the initialization of the HazardPRO product. For contracts that have multiple performance obligations, we allocate the transaction price to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when we ship the products. We recognize service revenue at the point in time when we have provided the service.

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2019 and December 31, 2018, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2019

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

As of June 30, 2019, there was approximately $20 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next three years.

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

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. For the three and six-month periods ended June 30, 2019 and 2018, the common shares underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common shares are the same.

For the three and six months ended June 30, 2019 and 2018 options to purchase 295,000 and 287,500 weighted average common shares, respectively, have been excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2019

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to six months at June 30, 2019.

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

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2019
Commercial Paper	$722	$0	$0	$722
Treasury Bills	7,656	51	0	7,707
Equity Securities	45	0	0	45
	8,423	51	0	8,474
Less Cash Equivalents	722	0	0	722
Total Investments, June 30, 2019	$7,701	$51	$0	$7,752

December 31, 2018
Commercial Paper	$667	$0	$0	$667
Treasury Bills	7,656	41	0	7,697
Equity Securities	45	0	0	45
	8,368	41	0	8,409
Less Cash Equivalents	667	0	0	667
Total Investments, December 31, 2018	$7,701	$41	$0	$7,742

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2019

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2019

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$722	$722	$722	$0	$0
Treasury bills	7,707	7,707	7,707	0	0
Equity Securities	45	45	0	0	45

December 31, 2018

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$667	$667	$667	$0	$0
Treasury bills	7,697	7,697	7,697	0	0
Equity Securities	45	45	0	0	45

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market. There is no public market for the available-for-sale equity security owned by the Company. The Company has determined the fair value for this equity security based on financial and other factors that are considered level 3 inputs in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis for the six months ended June 30, 2018 are as follows:

Six Months Ended June 30, 2018

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.4	45.4	46.1	46.0
Gross profit	54.6	54.6	53.9	54.0

Operating expenses
Selling and marketing	22.8	22.5	23.4	23.9
General and administrative	18.5	23.8	20.9	27.3
Research and development	9.4	12.5	9.6	12.9
Total operating expenses	50.7	58.8	53.9	64.1

Operating income (loss)	3.9	(4.2)	0.0	(10.1)

Non-operating income (expense)
Interest income	1.8	1.3	2.0	1.3
Other income	0.1	0.2	0.1	0.1
Total non-operating income, net	1.9	1.5	2.1	1.4

Income (loss) before income tax expense (benefit)	5.8	(2.7)	2.1	(8.7)

Provision for (benefit from) income taxes	1.2	(0.3)	0.4	(1.7)

Net income (loss)	4.6%	(2.4)%	1.7%	(7.0)%

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2019 and 2018.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the second quarter of 2019 were $2,260, an increase of $480, or 27.0%, from $1,780 during the same period in 2018.  Net sales for the six months ended June 30, 2019 were $4,268, an increase of $772, or 22.1%, over the same period in 2018.  During the quarter, we experienced increases in both our traditional monitoring products and HazardPRO wireless systems.  The increase was partially due to increases in sales into the grain, feed, and milling markets.  International sales during the second quarter of 2019 increased significantly to 13.8% of sales from 7.4% of sales in 2018, primarily driven by stronger sales in Brazil.

Gross Profit

Gross profit for the second quarter of 2019 increased $263, or 27.1%, over the same period in 2018. Gross profit for the six months ended June 30, 2019 increased $414, or 21.9%, over the same period in 2018. Gross margin in the second quarter of 2019 and 2018 was 54.6%. Gross margin decreased slightly in the six months ended June 30, 2019 to 53.9%, versus 54.0% in the same period in 2018.

Operating Expenses

Total operating expenses increased $100, or 9.6%, for the second quarter of 2019 compared to the same period in 2018, but decreased as a percentage of net sales to 50.7% from 58.8%. Total operating expenses increased $56, or 2.5%, for the six months ended June 30, 2019 compared to the same period in 2018, but decreased as a percentage of net sales to 53.9% from 64.1%.

●

Selling and marketing expenses in the second quarter of 2019 increased $115, or 28.7%, from the same period in 2018, and increased as a percentage of net sales to 22.8% from 22.5%. Selling and marketing expenses in the six months ended June 30, 2019 increased $165, or 19.7%, from the same period in 2018, but decreased as a percentage of net sales to 23.4% from 23.9%. The increase for both periods resulted primarily from higher internal sales staff compensation due to increased sales and changes in compensation plans.

●

General and administrative expenses decreased $6, or 1.4%, for the second quarter of 2019 compared to the same period in 2018, and decreased as a percentage of net sales to 18.5% from 23.8%. General and administrative expenses decreased $66, or 6.9%, for the six months ended June 30, 2019 compared to the same period in 2018, and decreased as a percentage of net sales to 20.9% from 27.3%. The decrease in the second quarter was due primarily to lower compensation costs due to a decrease in headcount in 2019.  The decrease for the six-month period was due primarily to lower legal fees and lower compensation costs due to a decrease in headcount in 2019, partially offset by higher expenses related to computer supplies, software, and testing.

●

Research and development expenses decreased $9, or 4.1%, in the second quarter of 2019 from the same period in 2018, and decreased as a percentage of net sales to 9.4% from 12.5%. Research and development expenses decreased $43, or 9.5%, in the six months ended June 30, 2019 from the same period in 2018, and decreased as a percentage of net sales to 9.6% from 12.9%. The decrease in the second quarter was due to higher lab testing and certification expenses for new products in the second quarter of 2018, partially offset by higher 2019 contract engineering costs related to product enhancements.  The decrease in the six-month period was due to decreased lab testing and certification expenses and lab material for new products compared to the first half of last year.

Non-Operating Income (Net)

Net non-operating income increased by $16, or 59.3%, for the second quarter of 2019 compared to the same period in 2018. Net non-operating income increased by $37, or 71.2%, for the six months ended of June 30, 2019 compared to the same period in 2018. The increase was primarily due to higher interest income primarily the result of higher interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Income before income tax expense was $131 for the second quarter of 2019, representing an increase in the second quarter income of $179, or 372.9%, compared to a loss before income tax benefit of $48 for the same period in 2018. Income before income tax expense was $91 for the six months ended June 30, 2019, representing an increase in income of $395, or 129.9%, compared to a loss before income tax benefit of $304 for the same period in 2018. The increase in the income was primarily the result of higher net sales as discussed above.

Income Taxes

The Company's income tax expense percentage increased to 21.4% for the second quarter of 2019 from 10.4% of income tax benefit in the second quarter of 2018. The Company's income tax expense percentage increased to 20.9% for the six months ended June 30, 2019 from 19.4% of income tax benefit in the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,025 at June 30, 2019 and $1,057 at December 31, 2018. The decrease was primarily the result of cash used in operating activities to increased trade receivables related to the timing of sales during the 2019 second quarter.

Cash used in operating activities was $52 and $80 for the six months ended June 30, 2019 and 2018, respectively. The $28 decrease in cash used was due to net income in 2019 compared to a net loss in 2018 and an increase in accounts payable in 2019, partially offset by an increase in trade receivables in 2019. The 2019 net income, as compared to the prior year net loss, was primarily due to increased revenue. The increase in accounts payable is due to timing of payments. The increase in trade receivables is due to the timing of sales and collections on accounts.

Cash generated from investing activities was $23 and $25 for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company had net proceeds of Treasury Bills with a maturity date of more than three months of $84 and $53, respectively. In addition, we purchased $61 and $28 of property and equipment during the six months ended 2019 and 2018, respectively.

Cash used in financing activities in the six months ended June 30, 2019 and 2018 was $3 and $150, respectively. The cash used in 2019 was for principal payments on a financing lease on right-to-use assets. The cash used in 2018 was for the final payment on the contingent earn-out owed for the technology purchased from Harvest Engineering, Inc. in 2014.

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

Off-balance Sheet Arrangements

As of June 30, 2019, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2019 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and June 30, 2018, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018, (iv) Condensed Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2019 and June 30, 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

August 12, 2019	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

