Form 10-Q
period 2019-09-30
ELECTRO SENSORS INC
filed 2019-11-12
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 11, 2019 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$3,117	$1,057
Investments	5,786	7,742
Trade receivables, less allowance for doubtful accounts of $11	965	896
Inventories	1,719	1,618
Other current assets	194	155

Total current assets	11,781	11,468

Deferred income tax asset, net	196	192

Intangible assets, net	555	565

Property and equipment, net	1,063	1,050

Total assets	$13,595	$13,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$5	$5
Accounts payable	196	116
Accrued expenses	510	405
Accrued income tax	30	0

Total current liabilities	741	526

Long-term liabilities
Financing lease, net of current maturities	20	24

Total long-term liabilities	20	24

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,027	2,019
Retained earnings	10,426	10,335
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	42	32

Total stockholders’ equity	12,834	12,725

Total liabilities and stockholders’ equity	$13,595	$13,275

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2019	2018	2019	2018

Net sales	$2,049	$2,146	$6,317	$5,642
Cost of goods sold	975	951	2,941	2,559

Gross profit	1,074	1,195	3,376	3,083

Operating expenses
Selling and marketing	494	406	1,495	1,242
General and administrative	404	414	1,294	1,370
Research and development	194	176	603	628

Total operating expenses	1,092	996	3,392	3,240

Operating income (loss)	(18)	199	(16)	(157)

Non-operating income (expense)
Interest expense	0	0	(1)	0
Interest income	41	36	126	83
Other income	2	2	7	7

Total non-operating income, net	43	38	132	90

Income (loss) before income tax expense (benefit)	25	237	116	(67)

Provision for (benefit of) income tax	6	50	25	(9)

Net income (loss)	$19	$187	$91	$(58)

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$2	$0	$10	$7
Other comprehensive income	2	0	10	7

Net comprehensive income (loss)	$21	$187	$101	$(51)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.01	$0.06	$0.03	$(0.02)
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$0.01	$0.06	$0.03	$(0.02)
Weighted average shares	3,398,533	3,398,238	3,397,385	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

June 30, 2019	3,395,521	$339	$2,024	$10,407	$40	$12,810

Other comprehensive income					2	2
Stock-based compensation expense			3			3
Net income				19		19

Balance September 30, 2019 (unaudited)	3,395,521	$339	$2,027	$10,426	$42	$12,834

June 30, 2018	3,395,521	$339	$2,010	$10,100	$26	$12,475

Other comprehensive income					0	0
Stock-based compensation expense			1			1
Net income				187		187

Balance September 30, 2018 (audited)	3,395,521	$339	$2,011	$10,287	$26	$12,663

For the nine months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount

December 31, 2018	3,395,521	$339	$2,019	$10,335	$32	$12,725

Other comprehensive income					10	10
Stock-based compensation expense			8			8
Net income				91		91

Balance, September 30, 2019 (unaudited)	3,395,521	$339	$2,027	$10,426	$42	$12,834

December 31, 2017	3,395,521	$339	$2,004	$10,352	$12	$12,707

Other comprehensive income					7	7
Stock-based compensation expense			7			7
Change in accounting policy				(7)	7	0
Net loss				(58)		(58)

Balance, September 30, 2018 (unaudited)	3,395,521	$339	$2,011	$10,287	$26	$12,663
See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from (used in) operating activities

Net income (loss)	$91	$(58)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation and amortization	231	238
Deferred income taxes	(6)	0
Stock-based compensation expense	8	7
Interest accrued on treasury bills	(120)	(78)
Change in:
Trade receivables	(69)	(142)
Inventories	(101)	(52)
Other current assets	(39)	(30)
Accounts payable	80	15
Accrued expenses	105	45
Income tax receivable/payable	30	28

Net cash from (used in) operating activities	210	(27)

Cash flows from investing activities

Purchases of treasury bills	(7,662)	(10,654)
Proceeds from the maturity of treasury bills	9,750	10,750
Purchase of intangible asset	(150)	0
Purchase of property and equipment	(84)	(29)

Net cash from investing activities	1,854	67

Cash flows used in financing activities

Payments on financing lease	(4)	0
Payment of contingent earn-out	0	(150)

Net cash used in financing activities	(4)	(150)

Net increase (decrease) in cash and cash equivalents	2,060	(110)

Cash and cash equivalents, beginning	1,057	963
Cash and cash equivalents, ending	$3,117	$853

Supplemental cash flow information
Cash paid for income taxes	$1	$0
Cash paid for interest	$1	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2019 and for the three and nine-month periods then ended in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue Recognition

At contract inception, the Company assesses the goods and services promised to a customer and identifies a performance obligation for each distinct promised good or service. We also determine the transaction price for each performance obligation at contract inception. Our contracts, generally in the form of a purchase order, specify the product or service that is promised to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer. On some contracts, we have a second performance obligation, which typically is the initialization of the HazardPROTM product. For contracts that have multiple performance obligations, we allocate the transaction price to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when we ship the products. We recognize service revenue at the point in time when we have provided the service.

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2019 and December 31, 2018, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(in thousands except share and per share amounts)

(unaudited)

Intangibles

Intangible assets are comprised of a non-compete agreement, the HazardPRO technology, and a technology license.  The Company amortizes the cost of these intangible assets on a straight-line method over their estimated useful lives.

On September 30, 2019, the Company purchased a royalty-free, perpetual technology license for wireless communication technologies for $150.

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

As of September 30, 2019, there was approximately $17 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next three years.

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

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. For the three and nine-month periods ended September 30, 2018, the common shares underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common shares are the same.

For the three and nine months ended September 30, 2019, options to purchase 329,488 and 330,636 weighted-average common shares, respectively, have been excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.   For the three and nine months ended September 30, 2018, options to purchase 304,783 and 307,500 weighted-average common shares, respectively, have been excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to three months at September 30, 2019.

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

On January 1, 2018, the Company adopted ASU 2016-01, which changed how the Company accounted for equity securities. Equity securities are now measured at fair value and starting January 1, 2018, unrealized gains and losses have been recognized in non-operating income. Upon adoption, the Company reclassified $7 of net unrealized losses related to equity securities from accumulated other comprehensive gain to retained earnings.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2019
Commercial Paper	$810	$0	$0	$810
Treasury Bills	7,684	56	0	7,740
Equity Securities	45	0	0	45
	8,539	56	0	8,595
Less Cash Equivalents	2,809	0	0	2,809
Total Investments, September 30, 2019	$5,730	$56	$0	$5,786

December 31, 2018
Commercial Paper	$667	$0	$0	$667
Treasury Bills	7,656	41	0	7,697
Equity Securities	45	0	0	45
	8,368	41	0	8,409
Less Cash Equivalents	667	0	0	667
Total Investments, December 31, 2018	$7,701	$41	$0	$7,742

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2019

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$810	$810	$810	$0	$0
Treasury bills	1,999	1,999	1,999	0	0
Treasury bills	5,741	5,741	5,741	0	0
Equity Securities	45	45	0	0	45

December 31, 2018

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$667	$667	$667	$0	$0
Treasury bills	7,697	7,697	7,697	0	0
Equity Securities	45	45	0	0	45

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market. There is no public market for the available-for-sale equity security owned by the Company. The Company has determined the fair value for this equity security based on financial and other factors that are considered level 3 inputs in the fair value hierarchy.

The change in level 3 liabilities at fair value on a recurring basis for the nine months ended September 30, 2018 relate to the Harvest Engineering contingent earn-out and are as follows:

Nine Months Ended September 30, 2018

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We have not developed new estimates subsequent to those discussed in our Annual Report.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our statements of comprehensive income (loss) expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.6	44.3	46.6	45.4
Gross profit	52.4	55.7	53.4	54.6

Operating expenses
Selling and marketing	24.1	18.9	23.6	22.0
General and administrative	19.7	19.3	20.5	24.3
Research and development	9.5	8.2	9.5	11.1
Total operating expenses	53.3	46.4	53.6	57.4

Operating income (loss)	(0.9)	9.3	(0.2)	(2.8)

Non-operating income (expense)
Interest income	2.0	1.7	2.0	1.5
Other income	0.1	0.0	0.1	0.1
Total non-operating income, net	2.1	1.7	2.1	1.6

Income (loss) before income tax expense (benefit)	1.2	11.0	1.9	(1.2)

Provision for (benefit from) income taxes	0.3	2.3	0.4	(0.2)

Net income (loss)	0.9%	8.7%	1.5%	(1.0)%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2019 and 2018.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended September 30, 2019 were $2,049, a decrease of $97, or 4.5%, from $2,146 during the comparable period in 2018.  Net sales for the nine months ended September 30, 2019 were $6,317, an increase of $675, or 12.0%, over the corresponding period in 2018.   The year-to-date sales increase has been primarily driven by increased sales of HazardPRO wireless monitoring systems.  Additionally, international sales increased by 51% for the nine-month period, reaching 14.5% of sales as compared to 10.5% during the similar period in 2018, primarily driven by higher sales into Canada.

Gross Profit

Gross profit for the third quarter of 2019 decreased $121, or 10.1%, over the same period in 2018. Gross profit for the nine months ended September 30, 2019 increased $293, or 9.5%, over the same period in 2018. Gross margin decreased in the third quarter of 2019 to 52.4% from 55.7% during the same period in 2018. Gross margin decreased in the nine months ended September 30, 2019 to 53.4%, versus 54.6% in the same period in 2018.  The decrease in the gross margin percentage for both periods was primarily due to a change in product mix and higher material costs resulting from the increase in government tariff charges.

Operating Expenses

Total operating expenses increased $96, or 9.6%, for the third quarter of 2019 compared to the same period in 2018 and increased as a percentage of net sales to 53.3% from 46.4%. Total operating expenses increased $152, or 4.7%, for the nine months ended September 30, 2019 compared to the same period in 2018 but decreased as a percentage of net sales to 53.6% from 57.4%.

●

Selling and marketing expenses in the third quarter of 2019 increased $88, or 21.7%, from the same period in 2018 and increased as a percentage of net sales to 24.1% from 18.9%. Selling and marketing expenses in the nine months ended September 30, 2019 increased $253, or 20.4%, from the same period in 2018 and increased as a percentage of net sales to 23.6% from 22.0%. The increase for both periods resulted primarily from increased headcount, higher internal sales staff compensation due to increased sales and changes in compensation plans.

●

General and administrative expenses decreased $10, or 2.4%, for the third quarter of 2019 compared to the same period in 2018 but increased slightly as a percentage of net sales to 19.7% from 19.3%. General and administrative expenses decreased $76, or 5.5%, for the nine months ended September 30, 2019 compared to the same period in 2018 and decreased as a percentage of net sales to 20.5% from 24.3%. The decrease in the third quarter was due primarily to decreased expenses related to computer supplies, software, and training and lower compensation costs due to a decrease in headcount in 2019, partially offset by an increase in legal fees related to 2019 business development activities.  The decrease for the nine-month period was due primarily to lower legal fees and lower compensation costs due to a decrease in headcount in 2019.

●

Research and development expenses increased $18, or 10.2%, in the third quarter of 2019 from the same period in 2018 and increased as a percentage of net sales to 9.5% from 8.2%. Research and development expenses decreased $25, or 4.0%, in the nine months ended September 30, 2019 from the same period in 2018 and decreased as a percentage of net sales to 9.5% from 11.1%. The increase in the third quarter was due to higher 2019 contract engineering costs related to product enhancements.  The decrease in the nine-month period was due to decreased lab testing, certification and lab material expenses for new products compared to the first nine months of last year.

Non-Operating Income (Net)

Net non-operating income increased by $5, or 13.2%, for the third quarter of 2019 compared to the same period in 2018. Net non-operating income increased by $42, or 46.7%, for the nine months ended of September 30, 2019 compared to the same period in 2018. The increase was primarily due to higher interest income earned from higher interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Income before income tax expense was $25 for the third quarter of 2019, representing a decrease in the third quarter income of $212, or 89.5%, compared to $237 for the same period in 2018. Income before income tax expense was $116 for the nine months ended September 30, 2019, representing an increase in income of $183, or 273.1%, compared to a loss before income tax benefit of $67 for the same period in 2018. The decrease in income in the 2019 three-month period was primarily the result of lower third quarter net sales, while the increase in the nine-month period was primarily the result of higher 2019 net sales, in each case as discussed above.

Income Taxes

The Company's income tax expense percentage increased to 24.0% for the third quarter of 2019 from 21.1% of income tax benefit in the third quarter of 2018. The Company's income tax expense percentage increased to 21.6% for the nine months ended September 30, 2019 from 13.4% of income tax benefit in the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3,117 at September 30, 2019 and $1,057 at December 31, 2018. The increase was primarily the result of cash generated from investing activities due to the maturity of treasury bills.  Some of the treasury bills purchased during the third quarter of 2019 were considered cash equivalents.

Cash generated from operating activities was $210 for the nine months ended September 30, 2019 as compared to cash used in operating activities of $27 for the nine months ended September 30, 2018. The $237 increase in cash from operations was due to net income in 2019 compared to a net loss in 2018, a decrease in trade receivables, an increase in accounts payable, and an increase in accrued expenses, partially offset by an increase in inventory. The 2019 net income, as compared to the prior year net loss, was primarily due to increased net sales.  The decrease in trade receivables is due the timing of sales and collections on accounts.  The increase in accounts payable is due to timing of payments.  The increase in accrued expenses is due to increased headcount and changes in compensation plans.  The increase in inventory is due to the timing of purchases.

Cash generated from investing activities was $1,854 and $67 for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company had net proceeds from maturities of Treasury Bills of $2,088 and $96, respectively. In addition, we purchased $234 and $29 of property, equipment, and intangibles during the nine months ended 2019 and 2018, respectively.

Cash used in financing activities in the nine months ended September 30, 2019 and 2018 was $4 and $150, respectively. The cash used in 2019 was for principal payments on a financing lease on right-to-use assets. The cash used in 2018 was for the final payment on the contingent earn-out owed for the technology purchased from Harvest Engineering, Inc. in 2014.

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

Off-balance Sheet Arrangements

As of September 30, 2019, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2019 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018, (iv) Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and September 30, 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 12, 2019	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

