Form 10-K
period 2019-12-31
ELECTRO SENSORS INC
filed 2020-03-25
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019 or
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

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $7,400,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2019.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 24, 2020 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2019

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

      Speed Monitoring Systems

Our speed monitoring systems compare revolutions per minute or speed against acceptable rates as determined by our customers. These systems vary in complexity, from simple systems that detect slow-downs or stoppages, to more sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring shaft speed.

Our speed monitoring systems also include a line of products that measure production counts or rates, such as number of parts, gallons per minute, or board feet. These speed monitoring systems also include alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals, computer inputs, or digital displays that are usable by the customer.

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

      Position Application Products

We also offer production monitoring devices that include a belt alignment and slide gate position monitor.  The belt alignment monitor is used to determine if a belt is tracking correctly.  The slide gate position monitor is used in plant operations to provide feedback of the position of a slide gate.  One version has analog output and the second version has relay outputs that provide feedback of the position of a valve or control arm.

     Vibration Monitoring Products

A vibration monitor alerts an operator when the vibration of a machine in a production system exceeds or is less than a specified level.

      Tilt Switches

A tilt switch is designed to alert the operator when a storage bin or production system reaches a certain capacity.

      Hazard Monitoring Systems

Electro-Sentry We offer the Electro-Sentry 1 and Electro-Sentry 16 hazard monitoring systems, which integrate our sensors for monitoring temperature, belt alignment, and shaft speed with programmable control logic and LED display interface to create a complete hazard monitoring system. These systems enable our customers to locate which part of their material handling system is operating incorrectly, typically in less than ten seconds, by using visual indication on the LED displays.

HazardPROTM We market our wireless hazard technology monitoring system under the HazardPRO product name. This integrated hazard monitoring system captures and displays key information in an intuitive format allowing the user to quickly and comprehensively understand the status and history of its processes.  The simple but powerful interface gives the user insight into its operations as it strives to maximize safety and facility runtime, while minimizing costs associated with unscheduled maintenance and unplanned downtime.  Furthermore, the HazardPRO system has been approved for use in hazardous dust environments by a third-party nationally recognized testing laboratory.

The HazardPRO site system manager software efficiently collects data from sensors placed across a widely dispersed area of greater than 50 acres.  We have also added a complete antenna pair mounting system to the product line for easy and accurate customer installation.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors located throughout the United States, Canada, Mexico, Bolivia, Chile, Colombia, Guatemala, Peru, United Kingdom, Ukraine, Egypt, Saudi Arabia, India, Indonesia, Australia, New Zealand, China, Taiwan, Korea, Vietnam, Malaysia, Philippines, and Singapore. Sales to customers outside the United States represented approximately 12% of our 2019 sales. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers are businesses in a wide variety of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

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

Competition

We face substantial competition in the sale of our production monitoring systems from a broad range of industrial and commercial businesses. Many of these competitors are well established and have greater sales volume. Among our larger competitors are Danaher Controls, Red Lion Controls, 4B Elevator Components Ltd., and Durant Corporation. We believe our competitive advantages include our products' superior design and quality, and the fact that we sell our products as ready-to-install units that can be used in a wide range of applications. Our major disadvantages include the fact that our major competitors are larger, have better established names, have a broader range of sensing instruments, and have larger sales forces.

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we, typically, do not depend on any single source for these supplies and materials. We have not experienced any significant problem of short supply or delays from our suppliers.  However, due to the outbreak of the COVID-19 virus, we are concerned and closely watching lead times and availability of components, especially those components that our suppliers purchase from outside the United States.  We are currently assessing our current inventory levels and taking actions to minimize disruptions to our supply chain, although such actions may not be successful.

Customers

We do not depend upon a single or a few customers for a material (10% or more) portion of our sales.  The extent of the impact of COVID-19 on our business will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the United States and the related impact on consumer spending, all of which are highly uncertain and cannot be predicted.

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

Governmental Approvals

Although we are not required to obtain governmental approval of our products, we choose to obtain certain third-party certifications to meet our customers’ needs. These certifications may expand our market opportunities in certain industries.

Effect of Governmental Regulations

We do not believe that, other than adjustments in tariffs imposed on imported products, any existing or proposed governmental regulations will have a material effect on our business.

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

Employees

As of March 24, 2020, we had 40 employees, all of whom but one are full-time. We believe that our relations with our employees are good. None of our employees are members of unions.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain our key employees, or recruit and train others, our product development, marketing and sales could be adversely affected.

Fluctuations in Operating Results

We have experienced fluctuations in our past operating results and expect to experience fluctuations in the future.  These fluctuations may affect the market price of our common stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the markets we serve and economic disruptions. Because fluctuations may occur, we caution investors that results of our operations for recent periods may not accurately predict how we will perform in the future. We cannot ensure that we will achieve revenue or earnings growth.

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology

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

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligations to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause these results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include our ability to:

●	successfully use our cash and liquid assets to develop or acquire new or complementary products or business lines to increase our revenue and profitability;

●	ensure that our operational systems, security systems and infrastructure, as well as those of third-party vendors, remain free from viruses or cyberattacks;

●	quickly and successfully adapt to changing industry technological standards;

●	comply with existing and changing industry regulations;

●	attract and retain key personnel, including senior management;

●

adapt to changing economic conditions and manage downturns or disruptions in the economy in general; including any downturns or disruptions that may result from events such as the outbreak of the COVID-19 virus; and

●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us.

Item 1A.                  Risk Factors.

This item is not required for smaller reporting companies, but above under “Forward-Looking Statements,” we discuss some of the risk factors that are relevant to our business and operating results.

Item 2.                    Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2020.

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

Based on data provided by our transfer agent, as of February 26, 2020, we had 67 shareholders of record who held 877,252 shares of the Company’s common stock. In addition, nominees held an additional 2,518,269 shares for approximately 675 shareholders holding shares in street name.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 10 to our 2019 financial statements. We did not repurchase any equity securities during the years ended December 31, 2019 and 2018.

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

	Years Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	47.1	46.0
Gross profit	52.9	54.0

Operating expenses
Selling and marketing	23.4	21.8
General and administrative	20.1	23.3
Research and development	9.8	10.8
Total operating expenses	53.3	55.9

Operating loss	(0.4)	(1.9)

Non-operating income (expense)
Interest income	2.5	1.6
Other income	0.1	0.1
Total non-operating income, net	2.6	1.7

Income (loss) before income taxes	2.2	(0.2)

Income tax benefit	0.0	(0.1)

Net income (loss)	2.2%	(0.1)%

The following paragraphs discuss the Company’s performance for years ended December 31, 2019 and 2018.

Comparison of 2019 vs. 2018 (dollars in thousands)

Net Sales

Net sales for 2019 were $8,258, an increase of $763, or 10.2%, from $7,495 in 2018.  The increase in net sales for the year was primarily driven by an increase in sales of our HazardPRO wireless hazard monitoring systems, which included several repeat sales to existing HazardPRO customers.  Net international sales increased $139 in 2019 to 12% of total net sales.  The international sales growth was led by an increase in sales to Brazil as compared to the prior year.

Gross Profit

Gross profit for 2019 increased $319, or 7.9%, to $4,366 from $4,047 in 2018.  Our gross profit margin for 2019 was 52.9% compared to 54.0% in 2018. The slight decrease in the gross margin was primarily due to product mix and higher material costs resulting from the increase in United States government tariffs imposed on imported products.

Operating Expenses

Total operating expenses increased $205, or 4.9%, to $4,397 in 2019 from $4,192 in 2018, but decreased as a percentage of net sales to 53.2% from 55.9%.  The increases in operating expenses was due to additional personnel and changes in internal compensation plans, partially offset by decreases in legal and professional expenses and lab testing and certification expenses.

●

Selling and marketing expenses increased $295, or 18.1%, to $1,929 in 2019 from $1,634 in 2018, and increased as a percentage of net sales to 23.4% from 21.8%. The increase resulted primarily from increases in direct sales headcount and sales staff compensation due to increased net sales and changes in compensation plans.

●

General and administrative expenses decreased $88, or 5.0%, to $1,657 in 2019 from $1,745 in 2018, and decreased as a percentage of net sales to 20.1% from 23.3%. The decrease was primarily due to both lower headcount and lower legal and professional expenses related to business development activities.

●

Research and development expenses decreased $2, or 0.2%, to $811 in 2019 compared to $813 in 2018, and decreased as a percentage of net sales to 9.8% from 10.8%. The decrease was primarily the result of lower lab testing and certification expenses for new products.

Operating Income (Loss)

Our operating loss decreased $114 to a loss of $31 in 2019 compared to an operating loss of $145 in 2018; the operating loss improved as a percentage of net sales to -0.4% from -1.9%.  The decrease was primarily related to the increase in net sales.

Non-Operating Income (Expense)

Non-operating income increased $90 to $217 in 2019 from $127 in 2018, primarily as a result of increased interest income earned from higher interest rates on Treasury Bills.

Available-for-sale equity securities are stated at fair value, and unrealized holding gains and losses are reported in our statement of comprehensive income (loss) in the non-operating income (expense) section.  All other available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income (loss). Realized gains and losses are determined on the basis of the specific securities sold.

Income Taxes

Income tax benefit was $1 in 2019 compared to $8 in 2018. The decrease was due primarily to tax credits and deferred tax adjustments.  Detailed information on our income taxes are described in Note 11 to our financial statements.

Net Income (Loss)

We reported net income of $187 in 2019 compared to net loss of $10 in 2018, an increase of $197, or 1,970.0%. Basic and diluted earnings per share were $0.06 and zero in 2019 and 2018, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8,785 and $1,057 at December 31, 2019 and 2018, respectively. The increase was mainly due to net cash generated from investing activities, and the fact that at December 31, 2019, we held substantially all our available funds in assets defined as cash and cash equivalents, as described below. Working capital was $11,155 at December 31, 2019 compared to $10,942 at December 31, 2018.

Cash generated from operating activities increased $22 from $130 in 2018 to $152 in 2019. The increase was primarily due to net income in 2019 compared to a 2018 net loss and an increase in accounts payable, partially offset by an increase in trade receivables. The 2019 net income was primarily due to increased net sales.  The increase in accounts payable is due to the timing of payments.  The increase in trade receivables is due to the timing of sales and collections on accounts.

Cash generated from investing activities in 2019 was $7,581, compared to $115 in 2018. The increase was due to an increase in investment maturities resulting from recent Treasury Bill purchases classified as cash and cash equivalents.  In addition, we purchased $257 and $32 of property, equipment, and intangibles in 2019 and 2018, respectively.

Cash used in financing activities during 2019 was $5 compared to $151 in 2018. The Company entered into a financing lease for three office copiers during 2018 reported as right-to-use assets.  The lease is for 63 months with principal payments of $5 and $1 in 2019 and 2018, respectively.  Detailed information on our financing lease is described in Note 8 to our 2019 financial statements.  In addition, cash used in 2018 was primarily due to making the final payment on the Harvest Engineering, Inc. contingent earn-out in the 2018 first quarter.

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

Significant estimates, including the underlying assumptions, consist of the economic lives of long-lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventory, investments, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 25, 2020

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2019	2018
ASSETS

Current assets

Cash and cash equivalents	$8,785	$1,057
Treasury bills	0	7,697
Available-for-sale securities	45	45
Trade receivables, less allowance for doubtful accounts of $11	1,036	896
Inventories	1,695	1,618
Other current assets	159	155

Total current assets	11,720	11,468

Deferred income tax asset	203	192

Intangible assets, net	489	565

Property and equipment, net	1,063	1,050

Total assets	$13,475	$13,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturity of financing lease	$5	$5
Accounts payable	129	116
Accrued expenses	431	405

Total current liabilities	565	526

Long-term liabilities

Financing lease, net of current maturities	19	24

Total long-term liabilities	19	24

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,030	2,019
Retained earnings	10,522	10,335
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	0	32

Total stockholders’ equity	12,891	12,725

Total liabilities and stockholders’ equity	$13,475	$13,275

See Notes to Financial Statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

	Years ended December 31,
	2019	2018

Net sales	$8,258	$7,495
Cost of goods sold	3,892	3,448

Gross profit	4,366	4,047

Operating expenses

Selling and marketing	1,929	1,634
General and administrative	1,657	1,745
Research and development	811	813

Total operating expenses	4,397	4,192

Operating loss	(31)	(145)

Non-operating income (expense)

Interest expense	(2)	(1)
Interest income	209	120
Other income	10	8

Total non-operating income, net	217	127

Income (loss) before income taxes	186	(18)

Income tax benefit	(1)	(8)

Net income (loss)	187	(10)

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	(32)	13
Other comprehensive income (loss)	(32)	13

Net comprehensive income	$155	$3

Net income per share data

Basic
Net income per share	$0.06	$0.00
Weighted average shares	3,395,521	3,395,521

Diluted
Net income per share	$0.06	$0.00
Weighted average shares	3,398,035	3,395,521

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2017	3,395,521	$339	$2,004	$10,352	$12	$12,707

Other comprehensive income					13	13
Stock-based compensation expense			15			15
Change in accounting policy				(7)	7	0
Net loss				(10)		(10)

Balance, December 31, 2018	3,395,521	339	2,019	10,335	32	12,725

Other comprehensive loss					(32)	(32)
Stock-based compensation expense			11			11
Net income				187		187

Balance, December 31, 2019	3,395,521	$339	$2,030	$10,522	$0	$12,891

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2019	2018
Cash flows from operating activities

Net income (loss)	$187	$(10)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	320	321
Deferred income taxes	(2)	(16)
Stock-based compensation expense	11	15
Interest accrued on treasury bills	(182)	(114)
Change in:
Trade receivables	(140)	6
Inventories	(77)	(66)
Other current assets	(4)	(14)
Accounts payable	13	(62)
Accrued expenses	26	25
Income taxes receivable	0	45

Net cash from operating activities	152	130

Cash flows from investing activities

Purchases of treasury bills	(7,662)	(14,353)
Proceeds from the maturity of treasury bills	15,500	14,500
Purchase of intangible asset	(150)	0
Purchase of property and equipment	(107)	(32)

Net cash from investing activities	7,581	115

Cash flows used in financing activities

Payments on financing lease	(5)	(1)
Payment of contingent earn-out	0	(150)

Net cash used in financing activities	(5)	(151)

Net increase in cash and cash equivalents	7,728	94

Cash and cash equivalents, beginning	1,057	963
Cash and cash equivalents, ending	$8,785	$1,057

Supplemental cash flow information
Cash paid during the year for income taxes	$1	$1
Cash paid during the year for interest	$2	$1

Supplemental disclosures of non-cash investment and financing activity
Right-of-use assets obtained in exchange for finance lease obligations	$0	$30

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

In addition, we may periodically make strategic investments in other businesses and companies, including investments that we believe would facilitate the development of new relationships, or technology complementary to our existing products, or other investments that we believe present good opportunities for the Company and its shareholders. Our primary focus is to remain an operating company and we do not intend to become an investment company. See Note 2 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the economic lives of long-lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventory, investments, stock compensation expense, and the potential estimated impact on operations due to the outbreak of the COVID-19 virus as it relates to disruptions to our supply chain and customer demand. It is at least reasonably possible that these estimates may change in the near term.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may, also, be invested in three-month Treasury Bills. Cash equivalents are carried at fair value.

The Company maintains its cash and cash equivalents primarily in two bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to any significant credit risk on cash.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the Company had one customer that accounted for approximately 19% of outstanding accounts receivable.  As of December 31, 2018, there was one customer that accounted for approximately 12% of the accounts receivable balance.

Available-for-sale securities

Substantially all the Company’s current investments consist of government debt securities. The estimated fair value of publicly traded securities is based on reported market prices or management’s reasonable market price when quoted prices are not available, and therefore subject to the inherent risk of market fluctuations.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income in non-operating income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2019 and 2018.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2019 and 2018 due to the short term maturity nature of these instruments.

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

Estimated useful lives are as follows

Years

Autos	3
Equipment	5- 10
Furniture and Fixtures	3 - 7
Building	7- 40
22

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

Intangible assets

Intangible assets are comprised of the HazardPRO technology and a communication technology. The Company amortizes the cost of these intangible assets on a straight-line method over the estimated useful lives.  At December 31, 2018, the Company also had a non-compete agreement that expired in February 2019.

Revenue recognition

At contract inception, the Company assesses the goods and services promised to a customer and identifies a performance obligation for each distinct promised good or service.   We also determine the transaction price for each performance obligation at contract inception.  Our contracts, generally in the form of a purchase order, specify the product or service that is promised to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer.  On some contracts, we have a second performance obligation, which typically is the initialization of the HazardPRO product.  For contracts that have multiple performance obligations, we allocate the transaction price to each performance obligation using the relative stand-alone selling price.  We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers.  We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when we ship the products.  We recognize service revenue at the point in time when we have provided the service.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $61 and $48 in 2019 and 2018, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $811 and $813 in 2019 and 2018, respectively.

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive gain (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We recorded a valuation allowance on our deferred tax asset of $121 and $81 at December 31, 2019 and 2018, respectively.

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

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

Net income (loss) per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options and other contracts to issue common stock were exercised or converted into common stock.  For the years ending December 31, 2019 and 2018, respectively, options to purchase 329,986 and 332,500 weighted average common shares have been excluded from the diluted weighted average shares because their effect would be anti-dilutive.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income (loss).

	Income (loss)	Shares	Per share amount

2019:
Basic EPS	$187	3,395,521	$0.06
Effect of dilutive stock options		2,514	0.00
Diluted EPS	$187	3,398,035	$0.06

2018:
Basic EPS	$(10)	3,395,521	$0.00
Effect of dilutive stock options		0	0.00
Diluted EPS	$(10)	3,395,521	$0.00

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2019, the Company had two stock-based compensation plans.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

Recently Adopted Accounting Pronouncements

Financial Instruments

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective method for marketable equity securities. This resulted in a $7 reclassification of net unrealized losses from accumulated other comprehensive income (AOCI) to retained earnings. The adoption of ASU 2016-01 increases the possibility of increased volatility of non-operating income, as a result of the requirement to remeasure our equity securities each reporting period. For further information see Note 2.

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

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company.  The commercial paper investment is in U.S. debt with ratings of F1+.  The Treasury Bills have terms ranging from one month to three months and are included within cash and cash equivalents on the balance sheet at December 31, 2019.

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

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2019
Commercial Paper	$797	$0	$0	$797
Treasury Bills	7,734	0	0	7,734
Equity Securities	45	0	0	45
	8,576	0	0	8,576
Less Cash Equivalents	8,531	0	0	8,531
Total Investments, December 31, 2019	$45	$0	$0	$45

December 31, 2018
Commercial Paper	$667	$0	$0	$667
Treasury Bills	7,656	41	0	7,697
Equity Securities	45	0	0	45
	8,368	41	0	8,409
Less Cash Equivalents	667	0	0	667
Total Investments, December 31, 2018	$7,701	$41	$0	$7,742

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	December 31,
	2019	2018
Unrealized Gains
Unrealized holding gains arising during the period	$0	$19
Less: Reclassification of gains included in net income (loss)	(41)	0
	(41)	19

Deferred Taxes on Unrealized Gains:
Increase in deferred taxes on unrealized gains arising during the period	0	6
Less: Reclassification of taxes on gains included in net income (loss)	(9)	0
	(9)	6

Net Change in Accumulated Other Comprehensive Income	$(32)	$13

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2019

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$797	$797	$797	$0	$0
Treasury bills	7,734	7,734	7,734	0	0
Equity securities	45	45	0	0	45

December 31, 2018

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$667	$667	$667	$0	$0
Treasury bills	7,697	7,697	7,697	0	0
Equity securities	45	45	0	0	45

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The change in level 3 assets at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2019	2018

Beginning Balance	$45	$45
Change in value	0	0
Ending Balance	$45	$45

The change in level 3 liabilities at fair value on a recurring basis is summarized as follows:

Year Ended
December 31, 2018

Beginning Balance	$150
Credit to Earnings	0
Payments	(150)
Ending Balance	$0

The 2018 decrease reflects the final payment of the liability according to the terms of the underlying agreement.  No liability exists at December 31, 2019.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2019	2018
Raw Materials	$973	$968
Work In Process	383	309
Finished Goods	359	351
Reserve for Obsolescence	(20)	(10)
Total Inventories	$1,695	$1,618

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2019	2018
Autos	$23	$0
Equipment	308	274
Furniture and Fixtures	526	503
Right-of-Use Asset	30	30
Building	1,378	1,370
Land	415	415
	2,680	2,592
Less Accumulated Depreciation	1,617	1,542
Total Property and Equipment	$1,063	$1,050

Depreciation expense for the years ended December 31, 2019 and 2018 was $94 and $86, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

Note 6. Net Intangible Assets

Intangible assets include the following:

		December 31, 2019
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete	5 Years	$120	$120	$0
Technology	7 Years	1,478	1,126	352
Communication Technology	3 Years	150	13	137
Net Intangible Assets		$1,748	$1,259	$489

		December 31, 2018
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete	5 Years	$120	$118	$2
Technology	7 Years	1,478	915	563
Net Intangible Assets		$1,598	$1,033	$565

Amortization expense for the years ended December 31, 2019 and 2018 was $226 and $235, respectively.

Estimated amortization expense over the next three years is as follows:

2020	$261
2021	$191
2022	$37

Note 7. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2019	2018
Wages and Commissions	$359	$326
Other	72	79
Total Accrued Expenses	$431	$405

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

Note 8. Leases

The Company has a financing lease for office equipment. The lease has a remaining term of four years at December 31, 2019.

The components of lease expense were as follows:

	Years Ended December 31,
	2019	2018
Finance lease cost:
Amortization of right-of-use assets	$6	$2
Interest on lease liabilities	2	1
Total finance lease cost	$8	$3

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2019	2018
Finance leases
Property and equipment, gross	$30	$30
Accumulated amortization	(7)	(2)
Property and equipment, net	$23	$28

Weighted average remaining lease term
Finance leases	4	years

Weighted average discount rate
Finance leases	7.0%

Maturities of lease liabilities are as follows:

Year ending December 31
2020	$7
2021	7
2022	7
2023	6
Total lease payments	27
Less imputed interest	(3)
Total	$24
31

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Stock-based compensation

Under the 2013 Plan, the Company is authorized to grant options to purchase up to 600,000 shares of its common stock. As of December 31, 2019, options to purchase an aggregate of 325,000 shares were outstanding under the 2013 Plan, of which options to purchase 300,000 shares were exercisable, and 275,000 additional shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Under the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock. As of December 31, 2019, options to purchase an aggregate of 7,500 shares were outstanding and exercisable under the 1997 Plan. The board terminated the plan in 2014. The existing grants may be exercised according to the terms of the grant agreements.

There were no options granted during 2019.

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

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2018	100,000	$3.81	7.7
Granted	25,000	3.64	10.0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2018	125,000	3.78	8.1
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2019	125,000	$3.78	7.1
Vested and exercisable as of December 31, 2019	100,000			$9

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2019.

The following table summarizes the activity for outstanding stock options under the 2013 Plan and 1997 Plan to directors of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2018	207,500	$4.62	5.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2018	207,500	4.62	4.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2019	207,500	$4.62	3.4
Vested and exercisable as of December 31, 2019	207,500			$0

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2019.
33

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands except share and per share amounts)

The weighted average grant date fair value of options granted during the year ended December 31, 2018, under the 2013 Plan, was $3.64. The Company recognized compensation expense in connection with the issuance of the options of approximately $11 and $15 during the years ended December 31, 2019 and 2018, respectively.

There were no options exercised during the years ended December 31, 2019 and 2018.

As of December 31, 2019, there was approximately $15 of unrecognized compensation expense under the 2013 Plan. The Company expects to recognize this expense over the next three years. To the extent the forfeiture rate is different than we have anticipated; stock-based compensation related to these awards will be different from our expectations.

Note 10. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the ESOP purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The ESOP owns 135,490 shares of the Company’s stock at December 31, 2019. All shares held by the ESOP have been released and allocated to participants' accounts. No dividends were paid during the years ended December 31, 2019 and 2018. The ESOP had no debt to the Company at December 31, 2019 or 2018.

The Company recognized compensation expense for contributions of $24 to the ESOP plan in both 2019 and 2018.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2019, 135,490 shares of the Company’s stock, with an aggregate fair market value of approximately $492, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes that the market for its shares meets the ESOP requirements and that there would not be a current obligation to repurchase shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit-sharing contributions with the approval of the Board of Directors. There were no profit-sharing contributions by the Company in 2019 or 2018.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019 AND 2018
(in thousands except share and per share amounts)

Note 11. Income Taxes

The components of the income tax provision for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018

Current:
Federal	$0	$0
State	1	1
Deferred:
Federal	(2)	(9)
State	0	0
Total Federal and State Income Taxes	$(1)	$(8)

The provision for income taxes for the years ended December 31, 2019 and 2018 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2019	2018

Computed “Expected” Federal Tax Expense (Benefit From)	$39	$(4)
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	1	1
R&D Credits	(72)	(41)
Permanent Differences	5	7
Other	26	29
Total Federal and State Income Taxes	$(1)	$(8)

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019 AND 2018
(in thousands except share and per share amounts)

The components of the net deferred tax asset consist of:

	2019	2018

Deferred Tax Assets:
Vacation accrual	$24	$24
Allowance for doubtful accounts	2	2
Stock compensation	93	91
Bonus	2	0
Depreciation and amortization	50	29
Inventory Obsolescence	4	2
R&D credit carryforward	171	154
Valuation allowance	(121)	(81)
Total Deferred Tax Assets	225	221

Deferred Tax Liabilities:
Prepaid expenses	22	20
Net unrealized gain on investments	0	9
Total Deferred Tax Liabilities	22	29

Net Deferred Tax Asset	$203	$192

The Company is materially subject to the following taxing jurisdictions: U.S. and Minnesota. The tax years 2016 through 2018 remain open to examination by the Internal Revenue Service and state jurisdictions. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2019 or December 31, 2019 and uncertain tax positions are not significant.

Item 9.                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                Other Information.

None

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2020 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 22, 2020 (“Annual Meeting”).

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2020 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16(a) will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement and is incorporated herein by reference.

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

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2019 about the Company’s equity compensation plans.

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

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2020 Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2020 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2020 Proxy Statement and is incorporated herein by reference.

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

Exhibits.

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
3.2	Registrant’s Bylaws, as amended to date—incorporated by reference to Exhibit 3.2 to the Company’s 1997 Form 10-KSB
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
*10.1	Electro-Sensors, Inc. 1997 Stock Option Plan —incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
*10.2	Electro-Sensors, Inc. 2013 Equity Incentive Plan incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders
*10.4	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
*10.5	Form of Non-qualified Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 25, 2020
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2019 and 2018, (ii) Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018, (iii) Statements of Cash Flows for years ended December 31, 2019 and 2018, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 25, 2020

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 25, 2020

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 25, 2020

/s/ Joseph A. Marino	Chairman and Director	March 25, 2020

/s/ Scott A. Gabbard	Director	March 25, 2020

/s/ Michael C. Zipoy	Director	March 25, 2020

/s/ Jeffrey D. Peterson	Director	March 25, 2020

