Form 10-Q
period 2020-03-31
ELECTRO SENSORS INC
filed 2020-05-11
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 8, 2020 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$7,850	$8,785
Investments	1,041	45
Trade receivables, less allowance for doubtful accounts of $11	934	1,036
Inventories	1,721	1,695
Other current assets	204	159
Income tax receivable	15	0

Total current assets	11,765	11,720

Deferred income tax asset, net	207	203

Intangible assets, net	424	489

Property and equipment, net	1,038	1,063

Total assets	$13,434	$13,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$6	$5
Accounts payable	198	129
Accrued expenses	411	431

Total current liabilities	615	565

Long-term liabilities
Financing lease, net of current maturities	16	19

Total long-term liabilities	16	19

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,033	2,030
Retained earnings	10,431	10,522

Total stockholders’ equity	12,803	12,891

Total liabilities and stockholders’ equity	$13,434	$13,475

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Net sales	$1,923	$2,008
Cost of goods sold	924	941

Gross profit	999	1,067

Operating expenses
Selling and marketing	458	485
General and administrative	465	472
Research and development	217	196

Total operating expenses	1,140	1,153

Operating loss	(141)	(86)

Non-operating income (expense)
Loss on investment	(3)	0
Interest income	32	44
Other income	2	2

Total non-operating income, net	31	46

Loss before income tax benefit	(110)	(40)

Benefit from income tax	(19)	(9)

Net loss	$(91)	$(31)

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$0	$1
Other comprehensive income	0	1

Net comprehensive loss	$(91)	$(30)

Net loss per share data:

Basic
Net loss per share	$(0.03)	$(0.01)
Weighted average shares	3,395,521	3,395,521

Diluted
Net loss per share	$(0.03)	$(0.01)
Weighted average shares	3,395,521	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended March 31

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2019	3,395,521	$339	$2,030	$10,522	$0	$12,891

Stock-based compensation expense			3			3
Net loss				(91)		(91)

Balance March 31, 2020 (unaudited)	3,395,521	$339	$2,033	$10,431	$0	$12,803

December 31, 2018	3,395,521	$339	$2,019	$10,335	$32	$12,725

Other comprehensive income					1	1
Stock-based compensation expense			3			3
Net loss				(31)		(31)

Balance March 31, 2019 (unaudited)	3,395,521	$339	$2,022	$10,304	$33	$12,698

See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from (used in) operating activities

Net loss	$(91)	$(31)

Adjustments to reconcile net loss to net cash from (used in) operating activities:

Depreciation and amortization	90	77
Deferred income taxes	(4)	3
Stock-based compensation expense	3	3
Interest accrued on treasury bills	0	(44)
Loss on investments	3	0
Change in:
Trade receivables	102	(179)
Inventories	(26)	(20)
Other current assets	(45)	(12)
Accounts payable	69	91
Accrued expenses	(20)	12
Income tax receivable/payable	(15)	(12)

Net cash from (used in) operating activities	66	(112)

Cash flows from (used in) investing activities

Purchases of treasury bills	(999)	(3,945)
Proceeds from the maturity of treasury bills	0	4,000
Purchase of property and equipment	0	(45)

Net cash from (used in) investing activities	(999)	10

Cash flows used in financing activities

Payments on financing lease	(2)	(1)

Net cash used in financing activities	(2)	(1)

Net decrease in cash and cash equivalents	(935)	(103)

Cash and cash equivalents, beginning	8,785	1,057
Cash and cash equivalents, ending	$7,850	$954

Supplemental cash flow information
Cash paid for income taxes	$0	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2020

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019,  in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and control systems for a variety of industrial machinery. The Company uses leading-edge technology to continuously improve its products, with the ultimate goal of manufacturing the industry-preferred product for every market served. The Company sells these products through an internal sales staff, manufacturers’ representatives, and distributors to a wide variety of industries that use the products in a variety of applications to monitor process machinery operations. The Company markets its products to customers located throughout the United States, Canada, Latin America, Europe, and Asia.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2020 and December 31, 2019, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2020

(in thousands except share and per share amounts)

(unaudited)

Intangibles

Intangible assets are comprised of the HazardPRO technology and a technology license.  The Company amortizes the cost of these intangible assets on a straight-line method over their estimated useful lives.

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

As of March 31, 2020, there was approximately $12 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next three years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of long-lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventory, investments, stock compensation expense, and the potential estimated impact on operations due to the COVID-19 pandemic as it relates to disruptions to our supply chain and customer demand. It is at least reasonably possible that these estimates may change in the near term.

Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For the three-month periods ended March 31, 2020 and 2019, 332,500 weighted average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common shares are the same.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2020

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to ten months at March 31, 2020.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2020
Commercial Paper	$763	$0	$0	$763
Treasury Bills	7,749	0	0	7,749
Equity Securities	45	0	(3)	42
	8,557	0	(3)	8,554
Less Cash Equivalents	7,513	0	0	7,513
Total Investments, March 31, 2020	$1,044	$0	$(3)	$1,041

December 31, 2019
Commercial Paper	$797	$0	$0	$797
Treasury Bills	7,734	0	0	7,734
Equity Securities	45	0	0	45
	8,576	0	0	8,576
Less Cash Equivalents	8,531	0	0	8,531
Total Investments, December 31, 2019	$45	$0	$0	$45

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2020

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2020

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$763	$763	$763	$0	$0
Treasury bills	6,750	6,750	6,750	0	0
Treasury bills	999	999	999	0	0
Equity Securities	42	42	0	0	42

December 31, 2019

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$797	$797	$797	$0	$0
Treasury bills	7,734	7,734	7,734	0	0
Equity Securities	45	45	0	0	45

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market. There is no public market for the available-for-sale equity security owned by the Company. The Company has determined the fair value for this equity security based on financial and other factors that are considered level 3 inputs in the fair value hierarchy.

The change in level 3 assets at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2020	2019

Beginning Balance	$45	$45
Change in Fair Value	(3)	0
Ending Balance	$42	$45

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31 2020

(in thousands except share and per share amounts)

(unaudited)

Note 4.  Subsequent Events

On May 5, 2020, the Company recieved a $645 loan from the U.S. Small Business Administration through the Paycheck Protection Program (PPP). All or a portion of the loan is forgivable if the Company meets specified requirements regarding the use of these funds over the eight weeks following receipt of loan proceeds.  The unforgiven portion of the loan, if any, is payable over eighteen months, after the conclusion of a six month deferral period, and the Company is permitted to repay at any time without penalty.  The PPP loan is unsecured and is evidenced by a note in favor of US Bank National Association.  See Part II, Item 5, Other Information, in the Form 10-Q.

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

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We have not developed new estimates subsequent to those discussed in our Annual Report.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our statements of comprehensive loss expressed as a percentage of net sales.

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	48.0	46.9
Gross profit	52.0	53.1

Operating expenses
Selling and marketing	23.8	24.1
General and administrative	24.2	23.5
Research and development	11.3	9.8
Total operating expenses	59.3	57.4

Operating loss	(7.3)	(4.3)

Non-operating income (expense)
Loss on investment	(0.2)	0.0
Interest income	1.7	2.2
Other income	0.1	0.1
Total non-operating income, net	1.6	2.3

Loss before income tax benefit	(5.7)	(2.0)

Benefit from income taxes	(1.0)	(0.4)

Net loss	(4.7)%	(1.6)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2020 and 2019.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended March 31, 2020 were $1,923, a decrease of $85, or 4.2%, from $2,008 during the comparable period in 2019.  As the quarter progressed, sales became less predictable as many of our customers were increasingly impacted by the COVID-19 pandemic.  During March 2020, several of our customers identified Electro-Sensors as an essential supplier, in part due to the use of our products in the agricultural production segment of the American economy, requiring us to remain fully operational to continue to supply critical infrastructure industries.

Gross Profit

Gross profit for the first quarter of 2020 decreased $68, or 6.4%, over the same period in 2019. Gross margin decreased in the first quarter of 2020 to 52.0% from 53.1% during the same period in 2019. The decrease in the gross margin percentage was primarily due to a change in product mix and higher material costs resulting from the increase in government tariff charges that started during the second half of 2019.

Operating Expenses

Total operating expenses decreased $13, or 1.1%, for the first quarter of 2020 compared to the same period in 2019 and increased as a percentage of net sales to 59.2% from 57.4%.

●

Selling and marketing expenses in the first quarter of 2020 decreased $27, or 5.6%, from the same period in 2019 and decreased as a percentage of net sales to 23.8% from 24.1%. The decrease resulted primarily from lower outside sales representative compensation due to changes in commission plans and a decrease in trade show related expenses due to cancelled or rescheduled shows.

●

General and administrative expenses decreased $7, or 1.5%, for the first quarter of 2020 compared to the same period in 2019, but increased as a percentage of net sales to 24.2% from 23.5%. The decrease was due primarily to decreased expenses related to computer supplies, software, and training, partially offset by an increase in legal fees related to corporate governance.

●

Research and development expenses increased $21, or 10.7%, in the first quarter of 2020 from the same period in 2019 and increased as a percentage of net sales to 11.3% from 9.8%. The increase was due to higher lab testing costs to obtain third party certifications.

Non-Operating Income (Net)

Net non-operating income decreased by $15, or 32.6%, for the first quarter of 2020 compared to the same period in 2019, primarily a result of decreased interest income earned as a result of lower interest rates on Treasury Bills.

Loss Before Income Tax Benefit

Loss before income tax benefit was $110 for the first quarter of 2020, representing an increase of $70, or 175.0%, compared to a loss before income tax benefit of $40 for the same period in 2019. The increase was primarily the result of lower net sales discussed above.

Income Tax Benefit

The Company's income tax benefit increased to $19, or 1.0% of net sales, in the first quarter of 2020 compared to a benefit of $9, or 0.4% of net sales, in the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7,850 at March 31, 2020 and $8,785 at December 31, 2019. The decrease was primarily the result of cash used to purchase treasury bills.  One of the treasury bills purchased during the first quarter of 2020 was considered an available-for-sale security.

Cash generated from operating activities was $66 for the three months ended March 31, 2020 as compared to cash used in operating activities of $112 for the three months ended March 31, 2019. The $178 increase in cash from operations was due to a decrease in trade receivables partially offset by an increase in other current assets and a decrease in accrued expenses. The decrease in trade receivables was due to decreased net sales and the timing of collections on accounts.  The increase in other current assets was due to increased deposits for computers, trade shows, and travel.  The decrease in accrued expenses was due to changes in accrued compensation due to modifications of outside and inside commission plans.

Cash used in investing activities was $999 for the three months ended March 31, 2020 as compared to cash generated from investing activities of $10 for the three months ended March 31, 2019. During the three months ended March 31, 2020 the Company had net purchases of treasury bills of $999 compared to net proceeds from maturities of treasury bills of $55 during the three months ended March 31, 21019. In addition, the Company purchased $45 of property, equipment, and intangibles during the three months ended March 31, 2019.

Cash used in financing activities in the three months ended March 31, 2020 and 2019 was $2 and $1, respectively. The cash used in both periods was for principal payments on a financing lease on right-to-use assets.

Subject to the following section, the Company believe its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, and growth initiatives. Management believes that our cash on hand and any cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months.

COVID-19 Pandemic and PPP Loan

During the quarter ended March 31, 2020, the Company’s net sales and gross profit decreased, which caused its net loss to increase.  The Company also experienced a softening in sales prospects late in the first quarter and net sales remain unpredictable into the second quarter.  Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, the Company considered furloughing or eliminating employees and taking other measures to reduce operating costs until there is more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business.

On May 5, 2020, the Company received $645 in support from the U.S. federal government in the form of a Paycheck Protection Program Loan (“PPP Loan”) established as part of the Coronavirus Aid, Relief, and Economic Security Act.  The PPP Loan is unsecured and is evidenced by a note in favor of US Bank National Association.  See Part II, Item 5, Other Information, of this Form 10-Q.

COVID-19 Pandemic Discussion

As a result of the COVID-19 pandemic, we experienced a weaker than anticipated first quarter of 2020 and we expect these results may continue.  We currently expect our second quarter financial results will be negatively impacted, potentially to a material degree.  Reductions in net sales have not been offset by a proportional decrease in expense, as we continue to incur cost such as compensation, administrative expenses, and depreciation and amortization, resulting in a negative effect on the relationship between our costs and net sales.  The impact may be partially offset by the application of PPP loan forgiveness.  However, at this time we are unable to determine the effect of the offset as final guidance has not yet been published regarding the PPP loan forgiveness and related tax impacts.

We believe the pandemic will slow larger orders as customers delay projects in order to conserve cash, which will slow the demand for our products.

We, typically, have multiple sources for components.  However, we are starting to experience extended delivery times as vendors have difficulty either sourcing components or were closed for a period of time.

As of the date of this filing, we expect our business will continue to be negatively impacted, but cannot currently determine the significance and duration of the pandemic on our business.

Future Business Development Activities

The Company continues to seek growth opportunities, both internally through the Company’s existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.

Off-balance Sheet Arrangements

As of March 31, 2020, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2020 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None
Item 1A. Risk Factors – Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosures – Not Applicable
Item 5. Other Information

Paycheck Protection Plan Loan ("PPP Loan")

On May 5, 2020, the Company received $645,180 in support (the “PPL Loan”) from the U.S. federal government in the form of a Paycheck Protection Program loan established as part of the Coronavirus Aid, Relief, and Economic Security Act.  The PPP Loan is unsecured and is evidenced by a note in favor of US Bank National Association as the lender (the “Note”), which is filed as Exhibit 10.1 to this Form 10-Q and incorporated by reference herein

The interest rate on the Note is 1.0% per annum. Payments of principal and interest are deferred for 180 days from the date of the Note (the deferral period). The Paycheck Protection Program provides a mechanism for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds during the eight-week period after the loan origination for eligible purposes, including U.S. payroll costs, certain benefits costs, rent and utilities costs, and maintains its employment and compensation levels, subject to certain other requirements and limitations. The amount of loan forgiveness is subject to reduction, among other reasons, if the Company terminates employees or reduces salaries or wages during the eight-week period. Any unforgiven portion of the PPP Loan is payable over a two-year term, with payments deferred during the deferral period.  The Company is permitted to prepay the Note at any time without payment of any premium. The Note contains customary events of default, including, among others, those relating to failure to make a payment, bankruptcy, material defaults on other indebtedness, breaches of representations, and material adverse changes.

Item 6. Exhibits

Exhibit	Description

10.1	Electro-Sensors, Inc. Small Business Administration Payroll Protection Program Loan Agreement for $645,180 dated as of May 5, 2020

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2020 and March 31, 2019 (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and March 31, 2019, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 11, 2020	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

