Form 10-Q
period 2020-06-30
ELECTRO SENSORS INC
filed 2020-08-13
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 12, 2020 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$2,262	$8,785
Investments	6,790	45
Trade receivables, less allowance for doubtful accounts of $11	1,054	1,036
Inventories	1,735	1,695
Other current assets	163	159
Income tax receivable	11	0

Total current assets	12,015	11,720

Deferred income tax asset, net	221	203

Intangible assets, net	359	489

Property and equipment, net	1,024	1,063

Total assets	$13,619	$13,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$6	$5
Accounts payable	144	129
Accrued expenses	632	431

Total current liabilities	782	565

Long-term liabilities
Financing lease, net of current maturities	15	19

Total long-term liabilities	15	19

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,034	2,030
Retained earnings	10,449	10,522

Total stockholders’ equity	12,822	12,891

Total liabilities and stockholders’ equity	$13,619	$13,475

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$2,092	$2,260	$4,015	$4,268
Cost of goods sold	994	1,025	1,918	1,966

Gross profit	1,098	1,235	2,097	2,302

Operating expenses
Selling and marketing	443	516	901	1,001
General and administrative	440	418	905	890
Research and development	196	213	413	409

Total operating expenses	1,079	1,147	2,219	2,300

Operating income (loss)	19	88	(122)	2

Non-operating income (expense)
Loss on investment	0	0	(3)	0
Interest expense	(1)	(1)	(1)	(1)
Interest income	1	41	33	85
Other income	0	3	2	5

Total non-operating income, net	0	43	31	89

Income (loss) before income tax expense (benefit)	19	131	(91)	91

Provision for (benefit of) income tax	1	28	(18)	19

Net income (loss)	$18	$103	$(73)	$72

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$0	$7	$0	$8
Other comprehensive income	0	7	0	8

Net comprehensive income (loss)	$18	$110	$(73)	$80

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.01	$0.03	$(0.02)	$0.02
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$0.01	$0.03	$(0.02)	$0.02
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

March 31, 2020 (unaudited)	3,395,521	$339	$2,033	$10,431	$0	$12,803

Stock-based compensation expense			1			1
Net income				18		18

Balance June 30, 2020 (unaudited)	3,395,521	$339	$2,034	$10,449	$0	$12,822

March 31, 2019 (unaudited)	3,395,521	$339	$2,022	$10,304	$33	$12,698

Other comprehensive income					7	7
Stock-based compensation expense			2			2
Net income				103		103

Balance June 30, 2019 (unaudited)	3,395,521	$339	$2,024	$10,407	$40	$12,810

For the six months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2019	3,395,521	$339	$2,030	$10,522	$0	$12,891

Stock-based compensation expense			4			4
Net loss				(73)		(73)

Balance June 30, 2020 (unaudited)	3,395,521	$339	$2,034	$10,449	$0	$12,822

December 31, 2018	3,395,521	$339	$2,019	$10,335	$32	$12,725

Other comprehensive income					8	8
Stock-based compensation expense			5			5
Net income				72		72

Balance June 30, 2019 (unaudited)	3,395,521	$339	$2,024	$10,407	$40	$12,810

See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from (used in) operating activities

Net income (loss)	$(73)	$72

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation and amortization	181	154
Deferred income taxes	(18)	(13)
Stock-based compensation expense	4	5
Interest accrued on treasury bills	0	(84)
Loss on investments	3	0
Change in:
Trade receivables	(18)	(399)
Inventories	(40)	(94)
Other current assets	(4)	0
Accounts payable	15	125
Accrued expenses	201	150
Income tax receivable/payable	(11)	32

Net cash from (used in) operating activities	240	(52)

Cash flows from (used in) investing activities

Purchases of treasury bills	(6,748)	(6,916)
Proceeds from the maturity of treasury bills	0	7,000
Purchase of property and equipment	(12)	(61)

Net cash from (used in) investing activities	(6,760)	23

Cash flows used in financing activities

Payments on financing lease	(3)	(3)
Proceeds from loans	645	0
Repayment of loan principal	(645)	0

Net cash used in financing activities	(3)	(3)

Net decrease in cash and cash equivalents	(6,523)	(32)

Cash and cash equivalents, beginning	8,785	1,057
Cash and cash equivalents, ending	$2,262	$1,025

Supplemental cash flow information
Cash paid for income taxes	$11	$1
Cash paid for interest	$1	$1

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2020

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2020 and for the three and six-month periods ended June 30, 2020 and 2019,  in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2020 and December 31, 2019, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2020

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

As of June 30, 2020, there was approximately $11 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next three years.

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

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. For the three and six month periods ended June 30, 2020 and 2019, 332,500 weighted average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted income (loss) per common shares are the same.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2020

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to seven months at June 30, 2020.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2020
Commercial Paper	$765	$0	$0	$765
Treasury Bills	7,748	0	0	7,748
Equity Securities	54	0	(12)	42
	8,567	0	(12)	8,555
Less Cash Equivalents	1,765	0	0	1,765
Total Investments, June 30, 2020	$6,802	$0	$(12)	$6,790

December 31, 2019
Commercial Paper	$797	$0	$0	$797
Treasury Bills	7,734	0	0	7,734
Equity Securities	54	0	(9)	45
	8,585	0	(9)	8,576
Less Cash Equivalents	8,531	0	0	8,531
Total Investments, December 31, 2019	$54	$0	$(9)	$45

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2020

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2020

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$765	$765	$765	$0	$0
Treasury bills	1,000	1,000	1,000	0	0
Treasury bills	6,748	6,748	6,748	0	0
Equity Securities	42	42	0	0	42

December 31, 2019

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$797	$797	$797	$0	$0
Treasury bills	7,734	7,734	7,734	0	0
Equity Securities	45	45	0	0	45

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

	Six Months Ended June 30,
	2020	2019

Beginning Balance	$45	$45
Change in Fair Value	(3)	0
Ending Balance	$42	$45

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2020

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2020	December 31, 2019

Raw Materials	$962	$973
Work In Process	410	383
Finished Goods	383	359
Reserve for Obsolescence	(20)	(20)
Total Inventories	$1,735	$1,695

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements about the success of our marketing efforts; our efforts to accelerate future growth or income; our business development activities; our efforts to maintain or reduce production costs; our expected use of cash on hand; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including our strategies for the future and the outcome of events that have not yet occurred, is a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2019, as any effect that the COVID-19 pandemic may have on the efficiency of our business operations, our customer base and he domestic or worldwide economy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.5	45.4	47.8	46.1
Gross profit	52.5	54.6	52.2	53.9

Operating expenses
Selling and marketing	21.2	22.8	22.4	23.4
General and administrative	21.0	18.5	22.5	20.9
Research and development	9.4	9.4	10.3	9.6
Total operating expenses	51.6	50.7	55.2	53.9

Operating income (loss)	0.9	3.9	(3.0)	0.0

Non-operating income (expense)
Interest income	0.0	1.8	0.8	2.0
Other income	0.0	0.1	0.0	0.1
Total non-operating income, net	0.0	1.9	0.8	2.1

Income (loss) before income tax expense (benefit)	0.9	5.8	(2.2)	2.1

Provision for (benefit of) income taxes	0.0	1.2	(0.4)	0.4

Net income (loss)	0.9%	4.6%	(1.8)%	1.7%

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2020 and 2019.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended June 30, 2020 were $2,092, a decrease of $168, or 7.4%, from $2,260 during the comparable period in 2019.  Net sales for the six months ended June 30, 2020 were $4,015, a decrease of $253, or 5.9%, over the same period in 2019. The second calendar quarter of 2020 represents the first full quarter impacted by the COVID-19 pandemic, and we believe much of the revenue decrease during the period relates to reduced spending by our customers due to the impact of the pandemic on their business.  While customers continued to place orders for smaller projects and maintenance items; many larger capital projects have been paused due to continued uncertainty surrounding the pandemic and its related effects.

Gross Profit

Gross profit for the second quarter of 2020 decreased $137, or 11.1%, over the same period in 2019. Gross profit for the six months ended June 30, 2020 decreased $205, or 8.9%, over the same period in 2019. Gross margin decreased in the second quarter of 2020 to 52.5% from 54.6% during the same period in 2019. Gross margin for the six months ended June 30, 2020 decreased to 52.2% from 53.9% over the same period in 2019.The decrease in gross margin percentage for both periods was primarily due to a change in product mix and higher material costs largely driven by the increase in government tariff charges that began to be assessed during the second half of 2019.

Operating Expenses

Total operating expenses decreased $68, or 5.9%, for the second quarter of 2020 compared to the same period in 2019, but increased as a percentage of net sales to 51.6% from 50.7%. Total operating expenses decreased $81, or 3.5%, for the six months ended June 30, 2020 compared to the same period in 2019, but increased as a percentage of net sales to 55.2% from 53.9%.

●

Selling and marketing expenses in the second quarter of 2020 decreased $73, or 14.1%, from the same period in 2019 and decreased as a percentage of net sales to 21.2% from 22.8%. Selling and marketing expenses in the six months ended June 30, 2020 decreased $100, or 10.0%, from the same period in 2019 and decreased as a percentage of net sales to 22.4% from 23.4%. The decrease in the second quarter resulted primarily from lower outside sales representative compensation due to changes in commission plans and decreased net sales and a decrease in travel expenses due to the COVID-19 pandemic.  The decrease in the six months resulted primarily from lower outside sales representative compensation due to changes in commission plans, decreased net sales, and fewer manufacturer representatives and decreases in travel and trade show expenses due to cancelled shows both due to the COVID-19 pandemic.

●

General and administrative expenses increased $22, or 5.3%, for the second quarter of 2020 compared to the same period in 2019 and increased as a percentage of net sales to 21.0% from 18.5%. General and administrative expenses increased $15, or 1.7%, for the six months ended June 30, 2020 compared to the same period in 2019 and increased as a percentage of net sales to 22.5% from 20.9%. The increase in the second quarter was due primarily to amortization of the communication technology that began in October 2019 and higher legal fees. The increase for the six months was due primarily to the noted amortization and legal fees, partially offset by decreased expenses related to computer supplies, software, and training.

●

Research and development expenses decreased $17, or 8.0%, in the second quarter of 2020 from the same period in 2019 and was unchanged as a percentage of net sales at 9.4%. Research and development expenses increased $4, or 1.0%, in the six months ended June 30, 2020 from the same period in 2019 and increased as a percentage of net sales to 10.3% from 9.6%. The decrease for the quarter was due to lower contract engineering costs related to product enhancements.  The increase for the six months was due to third party product certification costs, partially offset by lower 2020 contract engineering costs related to product enhancements.

Non-Operating Income (Net)

Net non-operating income decreased by $43, or 100.0%, for the second quarter of 2020 compared to the same period in 2019. Net non-operating income decreased by $58, or 65.2%, for the six months ended of June 30, 2020 compared to the same period in 2019.  The decrease in both periods was primarily a result of less interest income earned as a result of lower interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Income before income tax expense was $19 for the second quarter of 2020, representing a decrease of $112, or 85.5%, compared to $131 for the same period in 2019. Loss before income tax benefit was $91 for the six months ended June 30, 2020, representing a decrease of $182, or 200.0%, compared to an income before income tax expense of $91 for the same period in 2019. The decrease for both periods was primarily the result of the lower net sales and higher cost of sales discussed above.

Income Tax Benefit

The Company's income tax expense decreased to $1, or 0.0% of net sales, in the second quarter of 2020 compared to an expense of $28, or 1.2% of net sales, in the second quarter of 2019. The Company's income tax benefit was $18, or 0.4% of net sales, for the six months ended June 30, 2020 compared to an expense of $19, or 0.4% of net sales, for the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,262 at June 30, 2020 and $8,785 at December 31, 2019. The decrease was primarily the result of cash used to purchase treasury bills considered as available-for-sale securities.  At December 31, 2019, all of the treasury bills were reported as cash equivalents and as of June 30, 2020, all but one of the treasury bills were reported as investments.

Cash generated from operating activities was $240 for the six months ended June 30, 2020 as compared to cash used in operating activities of $52 for the six months ended June 30, 2019. The $292 increase in cash generated from operations was due to a decrease in trade receivables partially offset by an increase in accounts payable. The decrease in trade receivables was due to decreased net sales and the timing of collections on accounts.  The increase in accounts payable was due to timing of inventory purchases and vendor payments.

Cash used in investing activities was $6,760 for the six months ended June 30, 2020 as compared to cash generated from investing activities of $23 for the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company had net purchases of treasury bills of $6,748 compared to net proceeds from maturities of treasury bills of $84 during the six months ended June 30, 2019. In addition, the Company purchased $12 and $61 of property and equipment during the six months ended June 30, 2020 and June 30, 2019, respectively.

Cash used in financing activities in the six months ended June 30, 2020 and 2019 was $3. The cash used in both periods was for principal payments on a financing lease on right-to-use assets.  In addition, during the second quarter of 2020, the Company received and subsequently repaid a Payroll Protection Loan of $645 from the Small Business Administration, as discussed in the next paragraph.

As previously disclosed, on May 5, 2020, we entered into a U.S. Small Business Administration Paycheck Protection Program promissory note in the principal amount of $645 (the “PPP Loan”). The PPP Loan was unsecured and was evidenced by a note in favor of US Bank National Association as the lender. Subsequent to receipt of the loan, our Board of Directors continued to monitor both our ongoing performance and the routinely issued clarifying guidance provided by the government. As a result of this analysis, the Board determined that given the strength of our operations and the government issued clarifications, we would repay the entire amount of the PPP Loan. We repaid the PPP Loan in full on June 4, 2020. There were no prepayment penalties in connection with this voluntary repayment.

Subject to the following section, the Company believe its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, and growth initiatives. Management believes that our cash on hand and any cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months.

COVID-19 Pandemic Discussion

As a result of the COVID-19 pandemic, we experienced weaker than anticipated performance in the first and second quarters of 2020.  Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, we considered furloughing or eliminating employees and taking other measures to reduce operating costs until there was more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business.

As of the end of July 2020, however, we have not furloughed any employees.  We expect our third quarter financial results to continue to be negatively affected, potentially to a material degree, as the effects of the pandemic continue to permeate the economy.  Reductions in net sales have not been offset by a proportional decrease in expense, as we continue to incur cost related to employee compensation and operating expenses, resulting in a negative effect on the relationship between our costs and net sales.

We believe the pandemic will continue to slow larger orders as customers delay projects in order to conserve cash, which will weaken the demand for our products.

We, typically, have multiple sources for components.  Although we have experienced some extended delivery times as vendors have difficulty sourcing components, we continue to believe we have adequate sources for our key components to meet anticipated demand.

As of the date of this filing, we expect our business will continue to be negatively affected, but cannot currently determine the significance and duration of the pandemic on our business.

Future Business Development Activities

The Company continues to seek growth opportunities, both internally through the Company’s existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.

Off-balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2020 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and June 30, 2019 (iii) Condensed Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020 and June 30, 2019, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

August 13, 2020	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

