Form 10-Q
period 2020-09-30
ELECTRO SENSORS INC
filed 2020-11-12
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 11, 2020 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$7,062	$8,785
Investments	2,041	45
Trade receivables, less allowance for doubtful accounts of $11	1,039	1,036
Inventories	1,659	1,695
Other current assets	196	159
Income tax receivable	23	0

Total current assets	12,020	11,720

Deferred income tax asset, net	227	203

Intangible assets, net	294	489

Property and equipment, net	1,010	1,063

Total assets	$13,551	$13,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$6	$5
Accounts payable	181	129
Accrued expenses	573	431

Total current liabilities	760	565

Long-term liabilities
Financing lease, net of current maturities	14	19

Total long-term liabilities	14	19

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,035	2,030
Retained earnings	10,403	10,522

Total stockholders’ equity	12,777	12,891

Total liabilities and stockholders’ equity	$13,551	$13,475

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$1,899	$2,049	$5,914	$6,317
Cost of goods sold	907	975	2,825	2,941

Gross profit	992	1,074	3,089	3,376

Operating expenses
Selling and marketing	417	494	1,318	1,495
General and administrative	420	404	1,325	1,294
Research and development	209	194	622	603

Total operating expenses	1,046	1,092	3,265	3,392

Operating loss	(54)	(18)	(176)	(16)

Non-operating income (expense)
Loss on investment	0	0	(3)	0
Interest expense	(2)	0	(3)	(1)
Interest income	2	41	35	126
Other income	0	2	2	7

Total non-operating income, net	0	43	31	132

Income (loss) before income tax expense (benefit)	(54)	25	(145)	116

Provision for (benefit of) income tax	(8)	6	(26)	25

Net income (loss)	$(46)	$19	$(119)	$91

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$0	$2	$0	$10
Other comprehensive income	0	2	0	10

Net comprehensive income (loss)	$(46)	$21	$(119)	$101

Net income (loss) per share data:

Basic
Net income (loss) per share	$(0.01)	$0.01	$(0.04)	$0.03
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$(0.01)	$0.01	$(0.04)	$0.03
Weighted average shares	3,395,521	3,398,533	3,395,521	3,397,385

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

June 30, 2020 (unaudited)	3,395,521	$339	$2,034	$10,449	$0	$12,822

Stock-based compensation expense			1			1
Net loss				(46)		(46)

Balance September 30, 2020 (unaudited)	3,395,521	$339	$2,035	$10,403	$0	$12,777

June 30, 2019 (unaudited)	3,395,521	$339	$2,024	$10,407	$40	$12,810

Other comprehensive income					2	2
Stock-based compensation expense			3			3
Net income				19		19

Balance September 30, 2019 (unaudited)	3,395,521	$339	$2,027	$10,426	$42	$12,834

For the nine months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2019	3,395,521	$339	$2,030	$10,522	$0	$12,891

Stock-based compensation expense			5			5
Net loss				(119)		(119)

Balance September 30, 2020 (unaudited)	3,395,521	$339	$2,035	$10,403	$0	$12,777

December 31, 2018	3,395,521	$339	$2,019	$10,335	$32	$12,725

Other comprehensive income					10	10
Stock-based compensation expense			8			8
Net income				91		91

Balance September 30, 2019 (unaudited)	3,395,521	$339	$2,027	$10,426	$42	$12,834
See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities

Net income (loss)	$(119)	$91

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	272	231
Deferred income taxes	(24)	(6)
Stock-based compensation expense	5	8
Interest accrued on treasury bills	(2)	(120)
Loss on investments	3	0
Change in:
Trade receivables	(3)	(69)
Inventories	36	(101)
Other current assets	(37)	(39)
Accounts payable	52	80
Accrued expenses	142	105
Income tax receivable/payable	(23)	30

Net cash from operating activities	302	210

Cash flows from (used in) investing activities

Purchases of treasury bills	(7,747)	(7,662)
Proceeds from the maturity of treasury bills	5,750	9,750
Purchase of intangible asset	0	(150)
Purchase of property and equipment	(24)	(84)

Net cash from (used in) investing activities	(2,021)	1,854

Cash flows used in financing activities

Payments on financing lease	(4)	(4)
Proceeds from loans	645	0
Repayment of loan principal	(645)	0

Net cash used in financing activities	(4)	(4)

Net increase (decrease) in cash and cash equivalents	(1,723)	2,060

Cash and cash equivalents, beginning	8,785	1,057
Cash and cash equivalents, ending	$7,062	$3,117

Supplemental cash flow information
Cash paid for income taxes	$20	$1
Cash paid for interest	$3	$1

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2020 and for the three and nine-month periods ended September 30, 2020 and 2019,  in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2020 and December 31, 2019, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

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

As of September 30, 2020, there was approximately $10 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next two years.

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

Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. For the three and nine-month periods ended September 30, 2020, 332,500 weighted average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive.  For the three and nine-month periods ended September 30, 2019, 329,488 and 330,636 respectively, weighted average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to four months at September 30, 2020.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2020
Commercial Paper	$866	$0	$0	$866
Treasury Bills	7,748	1	0	7,749
Equity Securities	54	0	(12)	42
	8,668	1	(12)	8,657
Less Cash Equivalents	6,616	0	0	6,616
Total Investments, September 30, 2020	$2,052	$1	$(12)	$2,041

December 31, 2019
Commercial Paper	$797	$0	$0	$797
Treasury Bills	7,734	0	0	7,734
Equity Securities	54	0	(9)	45
	8,585	0	(9)	8,576
Less Cash Equivalents	8,531	0	0	8,531
Total Investments, December 31, 2019	$54	$0	$(9)	$45

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2020

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$866	$866	$866	$0	$0
Treasury bills	5,750	5,750	5,750	0	0
Treasury bills	1,999	1,999	1,999	0	0
Equity Securities	42	42	0	0	42

December 31, 2019

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$797	$797	$797	$0	$0
Treasury bills	7,734	7,734	7,734	0	0
Equity Securities	45	45	0	0	45

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

	Nine Months Ended September 30,
	2020	2019

Beginning Balance	$45	$45
Change in Fair Value	(3)	0
Ending Balance	$42	$45

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2020	December 31, 2019

Raw Materials	$993	$973
Work In Process	333	383
Finished Goods	353	359
Reserve for Obsolescence	(20)	(20)
Total Inventories	$1,659	$1,695

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

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2019, as any effect that the COVID-19 pandemic may have on the efficiency of our business operations, our customer base and the domestic or worldwide economy.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We have developed one new estimate, subsequent to those discussed in our Annual Report, related to the potential estimated impact on operations due to the COVID-19 pandemic as it relates to disruptions to our supply chain and customer demand.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Statements of Comprehensive Income (Loss) expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.8	47.6	47.8	46.6
Gross profit	52.2	52.4	52.2	53.4

Operating expenses
Selling and marketing	22.0	24.1	22.2	23.6
General and administrative	22.1	19.7	22.4	20.5
Research and development	11.0	9.5	10.5	9.5
Total operating expenses	55.1	53.3	55.1	53.6

Operating income loss	(2.9)	(0.9)	(2.9)	(0.2)

Non-operating income (expense)
Interest expense	(0.1)	0.0	(0.1)	0.0
Interest income	0.1	2.0	0.6	2.0
Other income	0.0	0.1	0.0	0.1
Total non-operating income, net	0.0	2.1	0.5	2.1

Income (loss) before income tax expense (benefit)	(2.8)	1.2	(2.4)	1.9

Provision for (benefit of) income taxes	(0.5)	0.3	(0.4)	0.4

Net income (loss)	(2.4)%	0.9%	(2.0)%	1.5%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2020 and 2019.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended September 30, 2020 were $1,899, a decrease of $150, or 7.3%, from $2,049 during the comparable period in 2019.  Net sales for the nine months ended September 30, 2020 were $5,914, a decrease of $403, or 6.4%, over the same period in 2019. Sales during the quarter continued to be negatively impacted by the COVID-19 pandemic.  The pandemic has caused customers to slow their spending due to the economic uncertainty, and has significantly limited our ability to travel and visit customers.  The sales impacts were most significant to our HazardPRO products, which generally require greater interaction with customers during the sales process.

Gross Profit

Gross profit for the third quarter of 2020 decreased $82, or 7.6%, over the same period in 2019. Gross profit for the nine months ended September 30, 2020 decreased $287, or 8.5%, over the same period in 2019. Gross margin decreased in the third quarter of 2020 to 52.2% from 52.4% during the same period in 2019. Gross margin for the nine months ended September 30, 2020 decreased to 52.2% from 53.4% over the same period in 2019.The decrease in gross margin percentage for both periods was primarily due to a change in product mix.

Operating Expenses

Total operating expenses decreased $46, or 4.2%, for the third quarter of 2020 compared to the same period in 2019, but increased as a percentage of net sales to 55.1% from 53.3%. Total operating expenses decreased $127, or 3.7%, for the nine months ended September 30, 2020 compared to the same period in 2019, but increased as a percentage of net sales to 55.1% from 53.6% due to lower net sales in the 2020 period.

●

Selling and marketing expenses in the third quarter of 2020 decreased $77, or 15.6%, from the same period in 2019 and decreased as a percentage of net sales to 22.0% from 24.1%. Selling and marketing expenses in the nine months ended September 30, 2020 decreased $177, or 11.8%, from the same period in 2019 and decreased as a percentage of net sales to 22.2% from 23.6%. The decrease in both periods resulted primarily from lower outside sales representative compensation due to changes in commission plans and lower net sales, as well as a decrease in travel expenses due to the continuing COVID-19 pandemic.  The nine-month period also had a decrease in trade show expenses due to cancelled shows due to the continuing COVID-19 pandemic.

●

General and administrative expenses increased $16, or 4.0%, for the third quarter of 2020 compared to the same period in 2019 and increased as a percentage of net sales to 22.1% from 19.7%. General and administrative expenses increased $31, or 2.4%, for the nine months ended September 30, 2020 compared to the same period in 2019 and increased as a percentage of net sales to 22.4% from 20.5%. The increase in the third quarter was due primarily to amortization of the communication technology that began in October 2019, higher shareholder communication and stock handling fees due to the 2020 annual meeting held in July 2020 compared with April 2019, and higher wages due to increased paid time off accrual. The increase for the nine months was due primarily to the noted amortization, higher director fees and higher wages due to increased paid time off accrual, partially offset by decreased expenses related to computer supplies, software, and training due to an enterprise software upgrade in 2019.

●

Research and development expenses increased $15, or 7.7%, in the third quarter of 2020 from the same period in 2019 and increased as a percentage of net sales to 11.0% from 9.5%. Research and development expenses increased $19, or 3.2%, in the nine months ended September 30, 2020 from the same period in 2019 and increased as a percentage of net sales to 10.5% from 9.5%. The increase for the quarter was due to higher wages due to increased paid time off accrual.  The increase for the nine months was due to the noted wage increase and third-party product certification costs, partially offset by lower 2020 contract engineering costs related to product enhancements.

Non-Operating Income (Net)

Net non-operating income decreased by $43, or 100.0%, for the third quarter of 2020 compared to the same period in 2019. Net non-operating income decreased by $101, or 76.5%, for the nine months ended of September 30, 2020 compared to the same period in 2019.  The decrease in both periods was primarily a result of less interest income earned as a result of lower interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Loss before income tax benefit was $54 for the third quarter of 2020, representing a decrease of $79, or 316.0%, compared to an income before income tax expense of $25 for the same period in 2019. Loss before income tax benefit was $145 for the nine months ended September 30, 2020, representing a decrease of $261, or 225.0%, compared to an income before income tax expense of $116 for the same period in 2019. The decrease for both periods was primarily the result of the lower net sales and lower gross margins discussed above.

Income Tax Benefit

The Company's income tax benefit increased to $8, or 0.4% of net sales, in the third quarter of 2020 compared to an expense of $6, or 0.3% of net sales, in the third quarter of 2019. The Company's income tax benefit was $26, or 0.4% of net sales, for the nine months ended September 30, 2020 compared to an expense of $25, or 0.4% of net sales, for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7,062 at September 30, 2020 and $8,785 at December 31, 2019. The decrease was primarily the result of cash used to purchase treasury bills considered as available-for-sale securities.  At December 31, 2019, all of the treasury bills were reported as cash equivalents and as of September 30, 2020, two of the treasury bills were reported as investments.

Cash generated from operating activities was $302 for the nine months ended September 30, 2020 as compared to $210 for the nine months ended September 30, 2019. The $92 increase in cash generated from operations was due to a decrease in inventory and trade receivables partially offset by increases in our net loss and in income tax receivable.  The decrease in inventory was due to decreased purchases due to lower net sales.  The decrease in trade receivables was due to decreased net sales and the timing of collections on accounts.  The increase in net loss was due to decreased net sales and gross profit.  The increase in the income tax receivable was due to the increased net loss.

Cash used in investing activities was $2,021 for the nine months ended September 30, 2020 as compared to cash generated from investing activities of $1,854 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company had net purchases of treasury bills of $1,997 compared to net proceeds from maturities of treasury bills of $2,088 during the nine months ended September 30, 2019. In addition, the Company purchased $24 and $234 of property, equipment, and intangibles during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Cash used in financing activities in the nine months ended September 30, 2020 and 2019 was $4. The cash used in both periods was for principal payments on a financing lease on right-to-use assets.  In addition, during the second quarter of 2020, the Company received and subsequently repaid a Payroll Protection Loan of $645 from the Small Business Administration, as discussed in the next paragraph.

As previously disclosed, on May 5, 2020, we entered into a U.S. Small Business Administration Paycheck Protection Program promissory note in the principal amount of $645 (the “PPP Loan”). The PPP Loan was unsecured and was evidenced by a note in favor of US Bank National Association as the lender. Subsequent to receipt of the loan, our Board of Directors continued to monitor both our ongoing performance and the routinely issued clarifying guidance provided by the government. As a result of this review, the Board determined that given the strength of our operations and the government issued clarifications, we would repay the entire amount of the PPP Loan. We repaid the PPP Loan in full on June 4, 2020. There were no prepayment penalties in connection with this voluntary repayment.

Subject to the following section, entitled COVID-19 Pandemic Discussion, the Company believe its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, and growth initiatives. Management believes that our cash on hand and any cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months.

COVID-19 Pandemic Discussion

As a result of the COVID-19 pandemic, we experienced weaker than anticipated performance in the first three quarters of 2020.  Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, we considered furloughing or eliminating employees and taking other measures to reduce operating costs until there was more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business.

As of the end of September 2020, we have reduced our staff by four employees from its peak earlier in 2020.  We expect our 2020 fourth quarter financial results to be negatively affected, potentially to a material degree, as the effects of the pandemic continue to permeate the economy.  We have not been able to offset reductions in our net sales with a comparable or proportional decrease in expense, as we continue to incur cost related to employee compensation and operating expenses we believe are necessary to ensure the quality of our products and our ability to maintain or increase sales, resulting in a negative effect on the relationship between our net sales and expenses, resulting in a net loss.

We typically have multiple sources for components.  Although we have experienced some extended delivery times as vendors have difficulty sourcing components, we continue to believe we have adequate sources for our key components to meet anticipated demand.

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

Off-balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2020 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and September 30, 2019 (iii) Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020 and September 30, 2019, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 12, 2020	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

