Form 10-K
period 2020-12-31
ELECTRO SENSORS INC
filed 2021-03-25
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 or
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

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $7,800,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2020.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 24, 2021 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2020

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

The HazardPRO site system manager software efficiently collects data from sensors placed across a widely dispersed area.  We have also added a complete antenna pair mounting system to the product line for easy and accurate customer installation.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors located throughout the United States, Canada, Mexico, Brazil, Chile, Germany, Panama, Peru, United Kingdom, Ukraine, Egypt, Saudi Arabia, South Africa, Tunisia, India, Australia, China, Taiwan, Korea, Vietnam, Malaysia, Philippines, and Singapore. Sales to customers outside the United States represented approximately 11.6% of our 2020 sales. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers are businesses in a wide variety of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

We continue to explore new industries and applications within the current industries we serve to expand sales and may also consider acquiring compatible businesses or product lines as part of our growth strategy.  In addition, we may make strategic investments that we believe present good opportunities for the Company and its shareholders.

In addition to enhanced operational safety, we believe that a wide variety of organizations could achieve significant savings in both time and materials by adding production monitoring and drive control technology to existing processes to coordinate the operation of related machines. We sell our products into both the “retro-fit” market and into new manufacturing or processing systems.

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

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we, typically, do not depend on any single source for these supplies and materials. We have not experienced any significant problem of short supply or delays from our suppliers.  However, due to the outbreak of the COVID-19 pandemic, we are closely watching lead times and availability of components.  We are continually assessing our current inventory levels and take actions as necessary to minimize disruptions to our supply chain, although such actions may not be successful.

Customers

We do not depend upon a single or a few customers for a material (10% or more) portion of our sales.  The ongoing extent of the impact of COVID-19 on our business will depend largely on new information from, and actions taken by federal and local governments, trends in the virus and potential variants, as well as the availability and effectiveness of vaccines and treatments, all of which are highly uncertain and cannot be predicted.

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

Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.  In addition, we may make strategic or other investments that we believe present good opportunities for the Company and its shareholders.

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

Human Capital

As of December 31, 2020, the Company had 37 employees, all of whom are full-time and  based in the United States.  We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

The Company views its employees and culture as keys to its success.  The Company aims to attract and retain qualified personnel and provides wages and benefits that are competitive locally to reward employees for performance.  The Company values innovation, inclusion and diversity, safety and engagement as they attract, develop, and retain the best talent.

The health and safety of our employees is a top priority of our leaders.  During the COVID-19 pandemic, we allowed many employees to work from home and collaborate remotely.  For employees that were not able to work from home, we implemented procedures at the office to protect employees and minimize the potential risk of an outbreak within the Company.  We believe the Company has generally been successful implementing proactive measures to protect the health and safety of its employees while maintaining business continuity and high levels of service to our customers.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain our key employees, or recruit and train others, our product development, marketing and sales could be adversely affected.

Fluctuations in Operating Results

We have experienced fluctuations in our past operating results and expect to experience fluctuations in the future.  These fluctuations may affect the market price of our common stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, downturns in the markets we serve and economic disruptions such as weather related events or the effects of the COVID-19 pandemic. Because fluctuations may occur, we caution investors that results of our operations for recent periods may not accurately predict how we will perform in the future. We cannot ensure that we will achieve revenue or earnings growth.

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. We make forward-looking statements throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. These include statements relating to our beliefs and expectations and intentions with respect to (i) our growth and profitability, (ii) our marketing and product development, (iii) our ability to continue to obtain parts and materials for our products from various manufacturers and distributors in a timely manner and at reasonable prices, (iv) the value of our intellectual property, (v) our competitive position in the marketplace, (vi) the effect of governmental regulations on our business, (vii) our employee relations, (viii) the adequacy of our facilities, (ix) our intention to develop new products, (x) the possibility of us acquiring compatible businesses or product lines as part of our growth strategy, (xi) our future cash requirements and use of cash, and (xii) the effect that the continuing COVID-19 pandemic may have on the efficiency of our business operations, our customer base, and the domestic or worldwide economy.

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

Item 2.                    Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2021.

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

Based on data provided by our transfer agent, as of February 26, 2021, we had 65 shareholders of record who held 876,893 shares of the Company’s common stock. In addition, nominees held an additional 2,518,628 shares for approximately 1,503 shareholders holding shares in street name.

From time to time, we may be required to repurchase some of our equity securities as a result of obligations described in Note 10 to our 2020 financial statements. We did not repurchase any equity securities during the years ended December 31, 2020 and 2019.

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

	Years Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	48.4	47.1
Gross profit	51.6	52.9

Operating expenses
Selling and marketing	21.2	23.4
General and administrative	22.1	20.1
Research and development	11.0	9.8
Total operating expenses	54.3	53.3

Operating loss	(2.7)	(0.4)

Non-operating income (expense)
Interest income	0.5	2.5
Other income	0.0	0.1
Total non-operating income, net	0.5	2.6

Income (loss) before income taxes	(2.2)	2.2

Income tax benefit	(0.6)	0.0

Net income (loss)	(1.6)%	2.2%

The following paragraphs discuss the Company’s performance for years ended December 31, 2020 and 2019.

Comparison of 2020 vs. 2019 (dollars in thousands)

Net Sales

Net sales for 2020 were $7,621, a decrease of $637, or 7.7%, from $8,258 in 2019.  We believe sales during the year were negatively impacted by the global pandemic, during which customers continued to spend cautiously and defer certain planned strategic projects.  The decrease in sales was most prominent in our HazardPRO product family where projects tend to be larger and have a longer-term focus.  International sales during the year comprised 11.6% of our revenue, down from 12% in the prior year period.

Gross Profit

Gross profit for 2020 decreased $436, or 10.0%, to $3,930 from $4,366 in 2019.  Gross margin in 2020 was 51.6% compared to 52.9% in 2019. The decrease in gross margin was primarily due to idle staff time and related overhead expense.

Operating Expenses

Total operating expenses decreased $263, or 6.0%, to $4,134 in 2020 from $4,397 in 2019, but increased as a percentage of net sales to 54.3% from 53.3%.  The decrease in operating expenses was primarily due to decreases in outside representative compensation, travel expenses, and trade show expenses.

●

Selling and marketing expenses decreased $317, or 16.4%, to $1,612 in 2020 from $1,929 in 2019, and decreased as a percentage of net sales to 21.2% from 23.4%. The decrease resulted primarily from lower outside sales representative compensation due to changes in commission plans and lower net sales, as well as decreases in travel expenses and trade shows, due to cancelled shows, due to the COVID-19 pandemic.

●

General and administrative expenses increased $29, or 1.8%, to $1,686 in 2020 from $1,657 in 2019, and increased as a percentage of net sales to 22.1% from 20.1%. The increase was primarily due to higher legal and professional expenses related to corporate governance activities and amortization related to the purchase of the communication technology in the fourth quarter of 2019.

●

Research and development expenses increased $25, or 3.1%, to $836 in 2020 compared to $811 in 2019, and increased as a percentage of net sales to 11.0% from 9.8%. The increase was due to increased paid time off accruals and certification expenses for modifications to existing products.

Operating Loss

Our operating loss increased $173 to $204 in 2020 compared to $31 in 2019.  The decrease was primarily related to the decrease in net sales.

Non-Operating Income (Expense)

Non-operating income decreased $185 to $32 in 2020 from $217 in 2019, primarily as a result of less interest income earned as a result of lower interest rates on Treasury Bills.

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

Income Taxes

Income tax benefit was $48 in 2020 compared to $1 in 2019. The increase was due primarily to the net loss before income taxes.  Detailed information on our income taxes are described in Note 11 to our financial statements.

Net Income (Loss)

We reported a net loss of $124 in 2020 compared to net income of $187 in 2019, a decrease of $311, or 166.3%. Basic and diluted earnings per share were $-0.04 and $0.06 in 2020 and 2019, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,090 and $8,785 at December 31, 2020 and 2019, respectively. The decrease was due to the fact that at December 31, 2020 we held substantially all available funds in assets defined as investments.  At December 31, 2019, we held substantially of our available funds in assets defined as cash and cash equivalents. Working capital was $11,323 at December 31, 2020 compared to $11,155 at December 31, 2019.

Cash generated from operating activities increased $179 from $152 in 2019 to $331 in 2020.  The increase was primarily due to net decreases in trade receivables and inventories, partially offset by the net loss in 2020.  The decrease in trade receivables and inventories were both primarily due to decreased net sales.  The 2020 net loss compared to the 2019 net income was due to decreased sales and reduced interest income.

Cash used in investing activities in 2020 was $8,020, compared to cash generated from investing activities $7,581 in 2019. The decrease was due to an increase in purchases of Treasury Bills classified as investments. In addition, we purchased $25 and $257 of property, equipment, and intangibles in 2020 and 2019, respectively.

Cash used in financing activities during 2020 was $6 compared to $5 in 2019. The cash used was for principal payments on a financing lease on right-to-use assets.  In addition, during the second quarter of 2020, the Company received and subsequently repaid a Payroll Protection Loan of $645 from the Small Business Administration, as discussed in the next paragraph.

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

Subject to the following section, entitled COVID-19 Pandemic Discussion, the Company believes its ongoing cash usage requirements will be primarily for capital expenditures, potential acquisitions, investments we believe present good opportunities for the Company and its shareholders, research and development, working capital, and growth initiatives.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

COVID-19 Pandemic Discussion

As a result of the COVID-19 pandemic, we experienced weaker than anticipated performance in during 2020.  Due to the ongoing uncertainty about the severity and duration associated with the COVID-19 pandemic, we considered furloughing or eliminating employees and taking other measures to reduce operating costs until there was more certainty about the short-term and long-term effects of the COVID-19 pandemic on the nation’s economy and the Company’s business.

As of the end of December 2020, we have reduced our staff by five employees from its peak earlier in 2020.  We expect our 2021 financial results to continue to be negatively affected, potentially to a material degree, as the effects of the pandemic continue to permeate the economy.  We have not been able to offset reductions in our net sales with a comparable or proportional decrease in expenses, as we continue to incur cost related to employee compensation and operating expenses we believe are necessary to ensure the quality of our products and our ability to maintain or increase sales, resulting in a negative effect on the relationship between our net sales and expenses, resulting in a net loss.

We typically have multiple sources for product components.  Although we have experienced some extended delivery times as vendors have difficulty sourcing components, we continue to believe we have adequate sources for our key components to meet anticipated demand.  We continue to closely watch lead times and availability of product components.  We continually assess our current inventory levels and take actions to minimize disruptions to our supply chain, although our actions may not be successful.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

As described in Note 1 to the financial statements, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company enters into certain contracts with its customers that may contain multiple performance obligations. Significant judgment may be required by the Company in determining revenue recognition specific to these contracts with multiple performance obligations, and includes the following:

•         Determination of whether products and services are considered distinct performance obligations that should be accounted for separately or combined as one unit of accounting.

•         Determination of stand-alone selling prices for each distinct performance obligation, particularly for products and services not sold separately.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to product sales included the following, among others:

•         We evaluated the Company’s accounting policies and related disclosures for compliance with applicable revenue recognition accounting guidance.

•         We obtained an understanding of the design and implementation of internal controls related to the Company’s revenue recognition process, including the identification of performance obligations and allocation of transaction price.

•         We performed analytical procedures to test the reasonableness of recorded balances.

•         We performed procedures to test the transactions were recorded in the appropriate accounting period.

•         We performed a proof of cash analysis comparing cash receipts to revenue recognized through the year.

/s/ Boulay PLLP

We have served as the Company's auditor since 2006.

Minneapolis, Minnesota

March 25, 2021

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2020	2019
ASSETS

Current assets

Cash and cash equivalents	$1,090	$8,785
Treasury bills	7,999	0
Equity securities	42	45
Trade receivables, less allowance for doubtful accounts of $11	957	1,036
Inventories	1,572	1,695
Other current assets	170	159
Income tax receivable	26	0

Total current assets	11,856	11,720

Deferred income tax asset	246	203

Intangible assets, net	228	489

Property and equipment, net	989	1,063

Total assets	$13,319	$13,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturity of financing lease	$6	$5
Accounts payable	197	129
Accrued expenses	330	431

Total current liabilities	533	565

Long-term liabilities

Financing lease, net of current maturities	12	19

Total long-term liabilities	12	19

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,036	2,030
Retained earnings	10,398	10,522
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	1	0

Total stockholders’ equity	12,774	12,891

Total liabilities and stockholders’ equity	$13,319	$13,475

See Notes to Financial Statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

	Years ended December 31,
	2020	2019

Net sales	$7,621	$8,258
Cost of goods sold	3,691	3,892

Gross profit	3,930	4,366

Operating expenses

Selling and marketing	1,612	1,929
General and administrative	1,686	1,657
Research and development	836	811

Total operating expenses	4,134	4,397

Operating loss	(204)	(31)

Non-operating income (expense)

Interest expense	(3)	(2)
Interest income	36	209
Other income (expense)	(1)	10

Total non-operating income, net	32	217

Income (loss) before income taxes	(172)	186

Income tax benefit	(48)	(1)

Net income (loss)	(124)	187

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	1	(32)
Other comprehensive income (loss)	1	(32)

Net comprehensive income (loss)	$(123)	$155

Net income (loss) per share data

Basic
Net income (loss) per share	$(0.04)	$0.06
Weighted average shares	3,395,521	3,395,521

Diluted
Net income (loss) per share	$(0.04)	$0.06
Weighted average shares	3,395,521	3,398,035

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2018	3,395,521	$339	$2,019	$10,335	$32	$12,725

Other comprehensive loss					(32)	(32)
Stock-based compensation expense			11			11
Net income				187		187

Balance, December 31, 2019	3,395,521	339	2,030	10,522	0	12,891

Other comprehensive income					1	1
Stock-based compensation expense			6			6
Net loss				(124)		(124)

Balance, December 31, 2020	3,395,521	$339	$2,036	$10,398	$1	$12,774

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2020	2019
Cash flows from operating activities

Net income (loss)	$(124)	$187

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	360	320
Deferred income taxes	(43)	(2)
Stock-based compensation expense	6	11
Interest accrued on treasury bills	(4)	(182)
Other	4	0
Change in:
Trade receivables	79	(140)
Inventories	123	(77)
Other current assets	(11)	(4)
Accounts payable	68	13
Accrued expenses	(101)	26
Income taxes receivable	(26)	0

Net cash from operating activities	331	152

Cash flows from (used in) investing activities

Purchases of treasury bills	(13,745)	(7,662)
Proceeds from the maturity of treasury bills	5,750	15,500
Purchase of intangible asset	0	(150)
Purchase of property and equipment	(25)	(107)

Net cash from (used in) investing activities	(8,020)	7,581

Cash flows used in financing activities

Payments on financing lease	(6)	(5)
Proceeds from Paycheck Protection Program	645	0
Repayment of Paycheck Protection Program loan	(645)	0

Net cash used in financing activities	(6)	(5)

Net increase (decrease) in cash and cash equivalents	(7,695)	7,728

Cash and cash equivalents, beginning	8,785	1,057
Cash and cash equivalents, ending	$1,090	$8,785

Supplemental cash flow information
Cash paid during the year for income taxes	$20	$1
Cash paid during the year for interest	$3	$2

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The carrying amount of trade receivables is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all trade receivable balances that exceed 90 days from the invoice due date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected. Management uses this information to estimate the allowance.

As of December 31, 2020, the Company had two customers that accounted for approximately 21% of outstanding accounts receivable.  As of December 31, 2019, there was one customer that accounted for approximately 19% of the accounts receivable balance.

Investments

Substantially all the Company’s current investments consist of government debt securities. The estimated fair value of publicly traded securities is based on reported market prices or management’s estimate of a reasonable market price when quoted prices are not available, and therefore subject to the inherent risk of market fluctuations.

Management determines the appropriate classification of securities at the date individual investments are acquired and evaluates the appropriateness of this classification at each balance sheet date.

Since the Company generally does not make investments in anticipation of short-term fluctuations in market price, the Company classifies its investments in treasury bills as available-for-sale. Treasury bills with readily determinable values are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity and within accumulated other comprehensive gain.  Equity securities with readily determinable values are stated at fair value. Unrealized gains and losses on equity securities are reported in the statement of comprehensive income in non-operating income.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income in non-operating income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2020 and 2019.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2020 and 2019 due to the short term maturity nature of these instruments.

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

Estimated useful lives are as follows

Years
Autos	3
Equipment	5 - 10
Furniture and Fixtures	3 - 7
Building	7 - 40
25

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $45 and $61 in 2020 and 2019, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $836 and $811 in 2020 and 2019, respectively.

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive gain (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We recorded a valuation allowance on our deferred tax asset of $186 and $121 at December 31, 2020 and 2019, respectively.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts)

Net income (loss) per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options and other contracts to issue common stock were exercised or converted into common stock.  For the years ending December 31, 2020 and 2019, respectively, options to purchase 332,500 and 329,986 weighted average common shares have been excluded from the diluted weighted average shares because their effect would be anti-dilutive.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income (loss).

	Income (loss)	Shares	Per share amount

2020:
Basic EPS	$(124)	3,395,521	$(0.04)
Effect of dilutive stock options		0	0.00
Diluted EPS	$(124)	3,395,521	$(0.04)

2019:
Basic EPS	$187	3,395,521	$0.06
Effect of dilutive stock options		2,514	0.00
Diluted EPS	$187	3,398,035	$0.06

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2020, the Company had two stock-based compensation plans.

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company.  The commercial paper investment is in U.S. debt with ratings of F1+.  The Treasury Bills have terms ranging from one month to five months and are included within cash and cash equivalents on the balance sheet at December 31, 2020.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

Equity securities are measured at fair value and unrealized gains and losses are recognized in non-operating income.

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2020
Commercial Paper	$718	$0	$0	$718
Treasury Bills	7,998	1	0	7,999
Equity Securities	54	0	(12)	42
	8,770	1	(12)	8,759
Less Cash Equivalents	718	0	0	718
Total Investments, December 31, 2020	$8,052	$1	$(12)	$8,041

December 31, 2019
Commercial Paper	$797	$0	$0	$797
Treasury Bills	7,734	0	0	7,734
Equity Securities	54	0	(9)	45
	8,585	0	(9)	8,576
Less Cash Equivalents	8,531	0	0	8,531
Total Investments, December 31, 2019	$54	$0	$(9)	$45

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	December 31,
	2020	2019
Unrealized Gains
Unrealized holding gains arising during the period	$1	$0
Less: Reclassification of gains included in net income (loss)	0	(41)
	1	(41)

Deferred Taxes on Unrealized Gains:
Increase in deferred taxes on unrealized gains arising during the period	0	0
Less: Reclassification of taxes on gains included in net income (loss)	0	(9)
	0	(9)

Net Change in Accumulated Other Comprehensive Income (Loss)	$1	$(32)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2020

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$718	$718	$718	$0	$0
Treasury bills	7,999	7,999	7,999	0	0
Equity securities	42	42	0	0	42

December 31, 2019

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$797	$797	$797	$0	$0
Treasury bills	7,734	7,734	7,734	0	0
Equity securities	45	45	0	0	45

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts

The fair value of the money market funds, commercial paper, and treasury bills is based on quoted market prices in an active market. Closing prices are readily available from active markets and are used as being representative of fair value. The Company classifies these securities as level 1.

The equity securities owned by the Company are investments in two non-publicly traded companies, as a previously owned non-publicly traded company spun off its wholly owned subsidiary in October 2020.  Each shareholder in the parent company received the same number of shares in the spun off new company.  There is an undeterminable market for each of these two companies and the Company has determined the value based on financial and other factors, which are considered level 3 inputs in the fair value hierarchy.

The change in level 3 assets at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2020	2019

Beginning Balance	$45	$45
Change in value	(3)	0
Ending Balance	$42	$45

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2020	2019
Raw Materials	$922	$973
Work In Process	292	383
Finished Goods	363	359
Reserve for Obsolescence	(5)	(20)
Total Inventories	$1,572	$1,695

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2020	2019
Autos	$23	$23
Equipment	302	308
Furniture and Fixtures	501	526
Right-of-Use Asset	30	30
Building	1,382	1,378
Land	415	415
	2,653	2,680
Less Accumulated Depreciation	1,664	1,617
Total Property and Equipment	$989	$1,063

Depreciation expense for the years ended December 31, 2020 and 2019 was $99 and $94, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts)

Note 6. Net Intangible Assets

Intangible assets include the following:

		December 31, 2020
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	7 Years	$1,478	$1,337	$141
Communication Technology	3 Years	150	63	87
Net Intangible Assets		$1,628	$1,400	$228

		December 31, 2019
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete	5 Years	$120	$120	$0
Technology	7 Years	1,478	1,126	352
Communication Technology	3 Years	150	13	137
Net Intangible Assets		$1,748	$1,259	$489

Amortization expense for the years ended December 31, 2020 and 2019 was $261 and $226, respectively.

Estimated amortization expense over the next two years is as follows:

2021	$191
2022	$37

Note 7. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2020	2019
Wages and Commissions	$257	$359
Other	73	72
Total Accrued Expenses	$330	$431
32

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts)

Note 8. Leases

The Company has a financing lease for office equipment. The lease has a remaining term of three years at December 31, 2020.

The components of lease expense were as follows:

	Years Ended December 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$6	$6
Interest on lease liabilities	1	2
Total finance lease cost	$7	$8

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2020	2019
Finance leases
Property and equipment, gross	$30	$30
Accumulated amortization	(13)	(7)
Property and equipment, net	$17	$23

Weighted average remaining lease term
Finance leases	3	years

Weighted average discount rate
Finance leases	7.0%

Maturities of lease liabilities are as follows:

Year ending December 31
2021	$7
2022	7
2023	6
Total lease payments	20
Less imputed interest	(2)
Total	$18
33

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Stock-based compensation

Under the 2013 Plan, the Company is authorized to grant options to purchase up to 600,000 shares of its common stock. As of December 31, 2020, options to purchase an aggregate of 325,000 shares were outstanding under the 2013 Plan, of which options to purchase 315,000 shares were exercisable, and 275,000 additional shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Under the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock. As of December 31, 2020, options to purchase an aggregate of 7,500 shares were outstanding and exercisable under the 1997 Plan. The board terminated the plan in 2014. The existing grants may be exercised according to the terms of the grant agreements.

There were no options granted during the years ended December 31, 2020 and 2019.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2019	125,000	$3.78	8.1
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2019	125,000	3.78	7.1
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2020	125,000	$3.78	6.1
Vested and exercisable as of December 31, 2020	115,000			$118

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2020.

The following table summarizes the activity for outstanding stock options under the 2013 Plan and 1997 Plan to directors of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at January 1, 2019	207,500	$4.62	4.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2019	207,500	4.62	3.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2020	207,500	$4.62	2.4
Vested and exercisable as of December 31, 2020	207,500			$40

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2020.
35

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands except share and per share amounts)

The Company recognized compensation expense in connection with the issuance of the options of approximately $6 and $11 during the years ended December 31, 2020 and 2019, respectively.

There were no options exercised during the years ended December 31, 2020 and 2019.

As of December 31, 2020, there was approximately $9 of unrecognized compensation expense under the 2013 Plan. The Company expects to recognize this expense over the next two years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 10. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the ESOP purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The ESOP owns 135,490 shares of the Company’s stock at December 31, 2020. All shares held by the ESOP have been released and allocated to participants' accounts. No dividends were paid during the years ended December 31, 2020 and 2019. The ESOP had no debt to the Company at December 31, 2020 or 2019.

The Company recognized compensation expense for contributions of $24 to the ESOP plan in both 2020 and 2019.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2020, 135,490 shares of the Company’s stock, with an aggregate fair market value of approximately $652, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes because its stock is listed on the Nasdaq Capital Market it meets the ESOP requirements and that there would not be a current obligation for it to repurchase any distributed ESOP shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit-sharing contributions with the approval of the Board of Directors. There were no profit-sharing contributions by the Company in 2020 or 2019.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands except share and per share amounts)

Note 11. Income Taxes

The components of the income tax provision for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019

Current:
Federal	$(6)	$0
State	1	1
Deferred:
Federal	(43)	(2)
State	0	0
Total Federal and State Income Taxes	$(48)	$(1)

The provision for income taxes for the years ended December 31, 2020 and 2019 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2020	2019

Computed “Expected” Federal Tax Expense (Benefit From)	$(36)	$39
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	1	1
R&D Credits	(7)	(72)
Permanent Differences	1	5
Other	(7)	26
Total Federal and State Income Taxes	$(48)	$(1)

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020 AND 2019
(in thousands except share and per share amounts)

The components of the net deferred tax asset consist of:

	2020	2019

Deferred Tax Assets:
Vacation accrual	$29	$24
Allowance for doubtful accounts	2	2
Stock compensation	94	93
Bonus	0	2
Depreciation and amortization	94	50
Inventory Obsolescence	1	4
R&D credit carryforward	235	171
Valuation allowance	(186)	(121)
Total Deferred Tax Assets	269	225

Deferred Tax Liabilities:
Prepaid expenses	23	22
Total Deferred Tax Liabilities	23	22

Net Deferred Tax Asset	$246	$203

R&D credits can be carried forward for twenty years for federal purposes and fifteen years in Minnesota.

The Company is materially subject to the following taxing jurisdictions: U.S. and Minnesota. The tax years 2017 through 2019 remain open to examination by the Internal Revenue Service and state jurisdictions. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2020 or December 31, 2020 and uncertain tax positions are not significant.

Item 9.                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                Other Information.

Amendments to Articles of Incorporation or Bylaws

On March 23, 2021, the Company's Board of Directors amended the Company's Bylaws to allow the Company to hold virtual shareholder meetings and made other changes to update these Bylaws.  The Bylaws as amended are effective March 23, 2021 and are filed as Exhibit 3.2 to this Form 10-K.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2021 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 21, 2021 (“Annual Meeting”).

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2021 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16(a), if any, will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement and is incorporated herein by reference.  If there are no Delinquent Section 16(a) Reports required, this section will be omitted from the 2021 Proxy Statement.

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

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2020 about the Company’s equity compensation plans.

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

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2021 Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2021 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement and is incorporated herein by reference.

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

Exhibits.

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
3.2	Registrant’s Bylaws, as amended
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended December 31, 2019
*10.1	Electro-Sensors, Inc. 1997 Stock Option Plan —incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
*10.2	Electro-Sensors, Inc. 2013 Equity Incentive Plan incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders
*10.4	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
*10.5	Form of Non-qualified Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 25, 2021
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2020 and 2019, (ii) Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019, (iii) Statements of Cash Flows for years ended December 31, 2020 and 2019, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

*	Incorporated by reference to a previously filed report or document—SEC File No. 000-09587

*	Management contract or compensatory plan or arrangement
Item 16.                 Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 25, 2021

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 25, 2021

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 25, 2021

/s/ Joseph A. Marino	Chairman and Director	March 25, 2021

/s/ Scott A. Gabbard	Director	March 25, 2021

/s/ Michael C. Zipoy	Director	March 25, 2021

/s/ Jeffrey D. Peterson	Director	March 25, 2021

