Form 10-Q
period 2021-03-31
ELECTRO SENSORS INC
filed 2021-05-13
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 12, 2021 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,045	$1,090
Investments	8,042	8,041
Trade receivables, less allowance for doubtful accounts of $11	1,209	957
Inventories	1,568	1,572
Other current assets	206	170
Income tax receivable	19	26

Total current assets	12,089	11,856

Deferred income tax asset, net	253	246

Intangible assets, net	163	228

Property and equipment, net	964	989

Total assets	$13,469	$13,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$6	$6
Accounts payable	190	197
Accrued expenses	489	330

Total current liabilities	685	533

Long-term liabilities
Financing lease, net of current maturities	11	12

Total long-term liabilities	11	12

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,037	2,036
Retained earnings	10,396	10,398
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	1	1

Total stockholders’ equity	12,773	12,774

Total liabilities and stockholders’ equity	$13,469	$13,319

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Net sales	$1,901	$1,923
Cost of goods sold	911	924

Gross profit	990	999

Operating expenses
Selling and marketing	348	458
General and administrative	443	465
Research and development	203	217

Total operating expenses	994	1,140

Operating loss	(4)	(141)

Non-operating income (expense)
Loss on investment	0	(3)
Interest income	2	32
Other income	0	2

Total non-operating income, net	2	31

Loss before income tax benefit	(2)	(110)

Benefit of income tax	0	(19)

Net loss	$(2)	$(91)

Other comprehensive income
Change in unrealized value of available-for-sale securities, net of income tax	$0	$0
Other comprehensive income	0	0

Net comprehensive loss	$(2)	$(91)

Net loss per share data:

Basic
Net loss per share	$0.00	$(0.03)
Weighted average shares	3,395,521	3,395,521

Diluted
Net loss per share	$0.00	$(0.03)
Weighted average shares	3,395,521	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended March 31
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2020	3,395,521	$339	$2,036	$10,398	$1	$12,774

Stock-based compensation expense			1			1
Net loss				(2)		(2)

Balance March 31, 2021 (unaudited)	3,395,521	$339	$2,037	$10,396	$1	$12,773

December 31, 2019	3,395,521	$339	$2,030	$10,522	$0	$12,891

Stock-based compensation expense			3			3
Net loss				(91)		(91)

Balance March 31, 2020 (unaudited)	3,395,521	$339	$2,033	$10,431	$0	$12,803

See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from (used in) operating activities

Net loss	$(2)	$(91)

Adjustments to reconcile net loss to net cash from (used in) operating activities:

Depreciation and amortization	90	90
Deferred income taxes	(7)	(4)
Stock-based compensation expense	1	3
Interest accrued on treasury bills	(2)	0
Loss on investments	0	3
Change in:
Trade receivables	(252)	102
Inventories	4	(26)
Other current assets	(36)	(45)
Accounts payable	(7)	69
Accrued expenses	159	(20)
Income tax receivable/payable	7	(15)

Net cash from (used in) operating activities	(45)	66

Cash flows from (used in) investing activities

Purchases of treasury bills	(4,999)	(999)
Proceeds from the maturity of treasury bills	5,000	0

Net cash from (used in) investing activities	1	(999)

Cash flows used in financing activities

Payments on financing lease	(1)	(2)

Net cash used in financing activities	(1)	(2)

Net decrease in cash and cash equivalents	(45)	(935)

Cash and cash equivalents, beginning	1,090	8,785
Cash and cash equivalents, ending	$1,045	$7,850

Supplemental cash flow information
Cash paid for income taxes	$0	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020,  in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Revenue Recognition

At contract inception, the Company assesses the goods and services promised to a customer and identifies a performance obligation for each distinct promised good or service. We also determine the transaction price for each performance obligation at contract inception. Our contracts, generally in the form of a purchase order, specify the product or service that is promised to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer. On some contracts, we have a second performance obligation which typically is the initialization of the HazardPROTM product. For contracts that have multiple performance obligations, we allocate the transaction price to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when we ship the products. We recognize service revenue at the point in time when we have provided the service.

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2021 and December 31, 2020, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

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

As of March 31, 2021, there was approximately $7 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next two years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of economic lives of long-lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventory, investments, stock compensation expense, and the potential estimated impact on operations resulting from the COVID-19 pandemic as it relates to potential disruptions to our supply chain and customer demand. It is at least reasonably possible that these estimates may change in the near term.

Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For the three-month periods ended March 31, 2021 and March 31, 2020, 332,500 weighted average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to five months at March 31, 2021.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2021
Commercial Paper	$719	$0	$0	$719
Treasury Bills	7,998	2	0	8,000
Equity Securities	54	0	(12)	42
	8,771	2	(12)	8,761
Less Cash Equivalents	719	0	0	719
Total Investments, March 31, 2021	$8,052	$2	$(12)	$8,042

December 31, 2020
Commercial Paper	$718	$0	$0	$718
Treasury Bills	7,998	1	0	7,999
Equity Securities	54	0	(12)	42
	8,770	1	(12)	8,759
Less Cash Equivalents	718	0	0	718
Total Investments, December 31, 2020	$8,052	$1	$(12)	$8,041

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2021

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$719	$719	$719	$0	$0
Treasury bills	8,000	8,000	8,000	0	0
Equity Securities	42	42	0	0	42

December 31, 2020

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$718	$718	$718	$0	$0
Treasury bills	7,999	7,999	7,999	0	0
Equity Securities	42	42	0	0	42

The fair value of the commercial paper and treasury bills is based on quoted market prices in an active market.  The equity securities owned by the Company are investments in two non-publicly traded companies.  There is an undeterminable market for each of these two companies and the Company has determined the fair value based on financial and other factors that are considered level 3 inputs in the fair value hierarchy.

The change in level 3 assets at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2021	2020

Beginning Balance	$42	$45
Change in Fair Value	0	(3)
Ending Balance	$42	$42

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2021	December 31, 2020

Raw Materials	$953	$922
Work In Process	315	292
Finished Goods	305	363
Reserve for Obsolescence	(5)	(5)
Total Inventories	$1,568	$1,572

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

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Cautionary Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as any effect the COVID-19 pandemic may have on the efficiency of our business operations, our customer base and the domestic or worldwide economy.

Based on rapidly changing dynamics in global supply chains of materials and components, we may experience both price increases and difficulty in sourcing materials and components.  In addition, we may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us or our products shipped to customers in a timely manner.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Statements of Comprehensive Loss expressed as a percentage of net sales.

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	47.9	48.0
Gross profit	52.1	52.0

Operating expenses
Selling and marketing	18.3	23.8
General and administrative	23.3	24.2
Research and development	10.7	11.3
Total operating expenses	52.3	59.3

Operating loss	(0.2)	(7.3)

Non-operating income (expense)
Loss on investment	0.0	(0.2)
Interest income	0.1	1.7
Other income	0.0	0.1
Total non-operating income, net	0.1	1.6

Loss before income tax benefit	(0.1)	(5.7)

Benefit of income taxes	0.0	(1.0)

Net loss	(0.1)%	(4.7)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2021 and 2020.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended March 31, 2021 were $1,901, a decrease of $22, or 1.1%, from $1,923 during the comparable period in 2020.  While the COVID-19 pandemic continues to negatively affect some areas of our business, this negative impact was partially offset during the 2021 first quarter by an improvement in international sales and increased sales of our HazardPRO wireless hazard monitoring systems.  Furthermore, reduced travel restrictions have improved our ability to engage at customer facilities, which is beneficial for our system sales.

Gross Profit

Gross profit for the first quarter of 2021 decreased $9, or 0.9%, over the same period in 2020. Gross margin increased slightly in the first quarter of 2021 to 52.1% from 52.0% during the same period in 2020. The slight increase in gross margin percentage was primarily due to a change in product mix.

Operating Expenses

Total operating expenses decreased $146, or 12.8%, for the first quarter of 2021 compared to the same period in 2020 and decreased as a percentage of net sales to 52.3% from 59.3%.

●

Selling and marketing expenses in the first quarter of 2021 decreased $110, or 24.0%, from the same period in 2020 and decreased as a percentage of net sales to 18.3% from 23.8%. The decrease was primarily due to fewer employees in the 2021 period, as well as a decrease in travel expenses due to the continuing COVID-19 pandemic.

●

General and administrative expenses decreased $22, or 4.7%, for the first quarter of 2021 compared to the same period in 2020 and decreased as a percentage of net sales to 23.3% from 24.2%. The decrease in the first quarter was due primarily to lower headcount in the 2021 period.

●

Research and development expenses decreased $14, or 6.5%, in the first quarter of 2021 from the same period in 2020 and decreased as a percentage of net sales to 10.7% from 11.3%. The decrease was due to lower lab testing costs to obtain third-party product certifications during the current period.

Non-Operating Income

Net non-operating income decreased by $29, or 93.5%, for the first quarter of 2021 compared to the same period in 2020. The decrease was primarily a result of less interest income earned due to lower interest rates on Treasury Bills.

Loss Before Income Tax Benefit.

Loss before income tax benefit was $2 for the first quarter of 2021, representing an improvement of $108, or 98.2%, compared to a loss before income tax benefit of $110 for the same period in 2020. The improvement was primarily the result of the lower operating expenses, partially offset by lower interest income.

Income Tax Benefit

The income tax benefit decreased to $0, in the first quarter of 2021 compared to a benefit of $19, or 1.0% of net sales, in the first quarter of 2020.  The decrease is due a lower loss before income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,045 at March 31, 2021 and $1,090 at December 31, 2020. The decrease was primarily the result of an increase in cash used in operations discussed below.

Cash used in operating activities was $45 for the three months ended March 31, 2021 as compared to cash generated from operations of $66 for the three months ended March 31, 2020. The $111 decrease in cash generated from operations was due to an increase in trade receivables, partially offset by an increase in accrued expenses.  The increase in trade receivables was due to the timing of shipments and collections on accounts.  The increase in accrued expenses was due to increased customer deposits and accrued paid time off.

Cash generated from investing activities was $1 for the three months ended March 31, 2021 as compared to cash used in investing activities of $999 for the three months ended March 31, 2020. The increase was due to an increase in proceeds from Treasury Bill maturities classified as investments.  During the first quarter of 2020, all maturities of Treasury Bills were classified as cash and cash equivalents.

Cash used in financing activities in the three months ended March 31, 2021 and 2020 was $1 and $2, respectively. The cash used was for principal payments on a financing lease on right-to-use assets.

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

COVID-19 Pandemic Discussion

As a result of the COVID-19 pandemic, we experienced weaker than anticipated sales performance in the 2021 first quarter. To partially offset lower net sales, we decreased our operating expenses, leading to a smaller net loss in the first quarter of 2021 than in the first quarter of 2020.  Based on continued uncertainty regarding the duration of the pandemic, and a staggered reopening of the US and global economies, our 2021 financial results may continue to be negatively affected, potentially to a material degree.

We typically have robust sources for production components and materials.  However, we are increasingly experiencing disruptions in our supply chain, resulting in difficulty sourcing parts. Additionally, we are experiencing price increases for many of the components utilized in our products. We are also seeing delays in shipping and transportation services, which may impact our ability to make timely deliveries to our customers.  Furthermore, the labor market for employees able to fill our production positions is very challenging and we may struggle to fill open positions.  While we continue to closely manage our workforce, lead times, and deliveries of components, our actions may not be successful and may result in negative impacts to our sales and profit margins.

Future Business Development Activities

The Company continues to seek growth opportunities, both internally through the Company’s existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.

Off-balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2021 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2021 and March 31, 2020 (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and March 31, 2020, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 13, 2021	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

