Form 10-Q
period 2021-06-30
ELECTRO SENSORS INC
filed 2021-08-12
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 11, 2021 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$1,540	$1,090
Investments	8,041	8,041
Trade receivables, less allowance for doubtful accounts of $11	1,412	957
Inventories	1,525	1,572
Other current assets	176	170
Income tax receivable	0	26

Total current assets	12,694	11,856

Deferred income tax asset, net	274	246

Intangible assets, net	98	228

Property and equipment, net	952	989

Total assets	$14,018	$13,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$6	$6
Accounts payable	334	197
Accrued expenses	623	330
Accrued income tax	58	0

Total current liabilities	1,021	533

Long-term liabilities
Financing lease, net of current maturities	9	12

Total long-term liabilities	9	12

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,039	2,036
Retained earnings	10,610	10,398
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	0	1

Total stockholders’ equity	12,988	12,774

Total liabilities and stockholders’ equity	$14,018	$13,319

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$2,462	$2,092	$4,363	$4,015
Cost of goods sold	1,086	994	1,997	1,918

Gross profit	1,376	1,098	2,366	2,097

Operating expenses
Selling and marketing	364	443	712	901
General and administrative	458	440	901	905
Research and development	283	196	486	413

Total operating expenses	1,105	1,079	2,099	2,219

Operating income (loss)	271	19	267	(122)

Non-operating income
Loss on investment	0	0	0	(3)
Interest expense	0	(1)	0	(1)
Interest income	0	1	2	33
Other income	0	0	0	2

Total non-operating income, net	0	0	2	31

Income (loss) before income tax expense (benefit)	271	19	269	(91)

Provision for (benefit of) income tax	57	1	57	(18)

Net income (loss)	$214	$18	$212	$(73)

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$(1)	$0	$(1)	$0
Other comprehensive loss	(1)	0	(1)	0

Net comprehensive income (loss)	$213	$18	$211	$(73)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.06	$0.01	$0.06	$(0.02)
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$0.06	$0.01	$0.06	$(0.02)
Weighted average shares	3,413,444	3,395,521	3,433,609	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

March 31, 2021	3,395,521	$339	$2,037	$10,396	$1	$12,773

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			2			2
Net income				214		214

Balance June 30, 2021 (unaudited)	3,395,521	$339	$2,039	$10,610	$0	$12,988

March 31, 2020	3,395,521	$339	$2,033	$10,431	$0	$12,803

Stock-based compensation expense			1			1
Net income				18		18

Balance June 30, 2020 (unaudited)	3,395,521	$339	$2,034	$10,449	$0	$12,822

For the six months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2020	3,395,521	$339	$2,036	$10,398	$1	$12,774

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			3			3
Net income				212		212

Balance June 30, 2021 (unaudited)	3,395,521	$339	$2,039	$10,610	$0	$12,988

December 31, 2019	3,395,521	$339	$2,030	$10,522	$0	$12,891

Stock-based compensation expense			4			4
Net loss				(73)		(73)

Balance June 30, 2020 (unaudited)	3,395,521	$339	$2,034	$10,449	$0	$12,822
See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities

Net income (loss)	$212	$(73)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	181	181
Deferred income taxes	(28)	(18)
Stock-based compensation expense	3	4
Interest accrued on treasury bills	(2)	0
Loss on investments	0	3
Change in:
Trade receivables	(455)	(18)
Inventories	47	(40)
Other current assets	(6)	(4)
Accounts payable	137	15
Accrued expenses	293	201
Income tax receivable/payable	84	(11)

Net cash from operating activities	466	240

Cash flows used in investing activities

Purchases of treasury bills	(8,999)	(6,748)
Proceeds from the maturity of treasury bills	9,000	0
Purchase of property and equipment	(14)	(12)

Net cash used in investing activities	(13)	(6,760)

Cash flows used in financing activities

Payments on financing lease	(3)	(3)
Proceeds from Paycheck Protection Program	0	645
Repayment of Paycheck Protection Program loan	0	(645)

Net cash used in financing activities	(3)	(3)

Net increase (decrease) in cash and cash equivalents	450	(6,523)

Cash and cash equivalents, beginning	1,090	8,785
Cash and cash equivalents, ending	$1,540	$2,262

Supplemental cash flow information
Cash paid for income taxes	$1	$11
Cash paid for interest	$1	$1

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2021 and for the three and six-month periods ended June 30, 2021 and 2020,  in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2021 and December 31, 2020, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

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

As of June 30, 2021, there was approximately $6 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next two years.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share excludes dilution and is determined by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted net income (loss) per common share reflects the potential dilution that could occur if securities such as options and other contracts to issue common stock were exercised or converted into common stock.  Diluted net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period.

Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.  Diluted EPS excludes the impact of common shares issuable upon exercise of outstanding stock options in periods in which the option exercise price is greater than the average market price of our common stock during the period.

For the three-month periods ended June 30, 2021 and 2020, 314,577 and 332,500, respectively, weighted average common shares for underlying stock options have been excluded from the calculation.  For the six-month periods ended June 30, 2021 and 2020, 294,412 and 332,500, respectively, weighted average common shares for underlying stock options have been excluded from the calculation.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to eight months at June 30, 2021.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2021
Commercial Paper	$1,019	$0	$0	$1,019
Treasury Bills	7,999	0	0	7,999
Equity Securities	54	0	(12)	42
	9,072	0	(12)	9,060
Less Cash Equivalents	1,019	0	0	1,019
Total Investments, June 30, 2021	$8,053	$0	$(12)	$8,041

December 31, 2020
Commercial Paper	$718	$0	$0	$718
Treasury Bills	7,998	1	0	7,999
Equity Securities	54	0	(12)	42
	8,770	1	(12)	8,759
Less Cash Equivalents	718	0	0	718
Total Investments, December 31, 2020	$8,052	$1	$(12)	$8,041

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2021

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,019	$1,019	$1,019	$0	$0
Treasury bills	7,999	7,999	7,999	0	0
Equity Securities	42	42	0	0	42

December 31, 2020

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$718	$718	$718	$0	$0
Treasury bills	7,999	7,999	7,999	0	0
Equity Securities	42	42	0	0	42

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

FOR THE PERIOD ENDED JUNE 30, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2021	December 31, 2020

Raw Materials	$928	$922
Work In Process	285	292
Finished Goods	317	363
Reserve for Obsolescence	(5)	(5)
Total Inventories	$1,525	$1,572

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.1	47.5	45.8	47.8
Gross profit	55.9	52.5	54.2	52.2

Operating expenses
Selling and marketing	14.8	21.2	16.3	22.4
General and administrative	18.6	21.0	20.7	22.5
Research and development	11.5	9.4	11.1	10.3
Total operating expenses	44.9	51.6	48.1	55.2

Operating income (loss)	11.0	0.9	6.1	(3.0)

Non-operating income
Interest income	0.0	0.0	0.0	0.8
Total non-operating income, net	0.0	0.0	0.0	0.8

Income (loss) before income tax expense (benefit)	11.0	0.9	6.1	(2.2)

Provision for (benefit of) income taxes	2.3	0.0	1.3	(0.4)

Net income (loss)	8.7%	0.9%	4.8%	(1.8)%

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2021 and 2020.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended June 30, 2021 were $2,462, an increase of $370, or 17.7%, from $2,092 during the comparable period in 2020.  Net sales for the six months ended June 30, 2021 were $4,363, an increase of $348, or 8.7%, from $4,015 during the comparable period in 2020.  The increase was primarily the result of increased domestic sales of products utilized in industrial automation applications.

Gross Profit

Gross profit for the second quarter of 2021 increased $278, or 25.3%, over the same period in 2020. Gross profit for the six months ended June 30, 2021 increased $269, or 12.8%, over the same period in 2020. Gross margin increased in the second quarter of 2021 to 55.9% from 52.5% during the same period in 2020. Gross margin for the six months ended June 30, 2021 increased to 54.2% from 52.2% over the same period in 2020. The increase in the gross margin percentage for both periods was primarily due to a favorable change in product mix.

Operating Expenses

Total operating expenses increased $26, or 2.4%, for the second quarter of 2021 compared to the same period in 2020, but decreased as a percentage of net sales to 44.9% from 51.6%. Total operating expenses decreased $120, or 5.4%, for the six months ended June 30, 2021 compared to the same period in 2020, and decreased as a percentage of net sales to 48.1% from 55.2%.

●

Selling and marketing expenses in the second quarter of 2021 decreased $79, or 17.8%, from the same period in 2020 and decreased as a percentage of net sales to 14.8% from 21.2%. Selling and marketing expenses in the six months ended June 30, 2021 decreased $189, or 21.0%, from the same period in 2020 and decreased as a percentage of net sales to 16.3% from 22.4%. The decrease in the second quarter and first half of 2021 was primarily due to lower internal sales headcount and the utilization of fewer outside sales representatives. In addition, the decrease in the first six months of 2021 was due to decreases in travel due to the COVID-19 pandemic and in trade show expenses due to 2021 shows scheduled for third quarter, while some were held during the first quarter of 2020.

●

General and administrative expenses increased $18, or 4.1%, for the second quarter of 2021 compared to the same period in 2020, but decreased as a percentage of net sales to 18.6% from 21.0%. General and administrative expenses decreased $4, or 0.4%, for the six months ended June 30, 2021 compared to the same period in 2020 and decreased as a percentage of net sales to 20.7% from 22.5%. The increase in the second quarter was due primarily to the annual meeting being held in the second quarter in 2021 versus the third quarter of 2020, and increased costs associated with the 2021 meeting being held virtually.  The decrease in the first half of 2021 was primarily due to a decrease in headcount and legal and professional expenses due to reduced corporate governance expenses, partially offset by the increase in annual meeting costs.

●

Research and development expenses increased $87, or 44.4%, in the second quarter of 2021 from the same period in 2020 and increased as a percentage of net sales to 11.5% from 9.4%. Research and development expenses increased $73, or 17.7%, in the six months ended June 30, 2021 from the same period in 2020 and increased as a percentage of net sales to 11.1% from 10.3%. The increase for both periods was due to higher 2021 contract engineering costs related to product enhancements.

Non-Operating Income

Net non-operating income decreased by $29, or 93.5%, for the six months ended June 30, 2021 compared to the same period in 2020. The decrease in was primarily a result of less interest income earned due to lower interest rates on Treasury Bills.

Income (Loss) Before Income Tax Benefit.

Income before income tax expense was $271 for the second quarter of 2021, representing an increase of $252, or 1,326.3%, compared to income before income tax of $19 for the same period in 2020. Income before income tax expense was $269 for the six months ended of June 30, 2021, representing an increase of $360, or 395.6%, compared to a loss before income tax benefit of $91 for the same period in 2020. The increase for three-month period was primarily the result of higher sales and gross profit.  The increase for the six-month period was primarily the result of higher sales, gross profit, and lower operating expenses.

Income Tax Expense (Benefit)

Income tax expense increased to $57, or 2.3% of net sales in the second quarter of 2021 compared to an expense of $1, in the second quarter of 2020.  The increase is due to higher income before income tax expense. The income tax expense increased to $57, or 1.3% of net sales, in the six months ended June 30, 2021 compared to a benefit of $18, or 0.4% of net sales, for the six months ended June 30, 2020. The increase is due to net income before income tax expense in 2021 compared to a loss before income tax benefit in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,540 at June 30, 2021 and $1,090 at December 31, 2020. The increase was primarily the result of an increase in cash generated from operations discussed below.

Cash generated from operating activities was $466 for the six months ended June 30, 2021 as compared to $240 for the six months ended June 30, 2020. The $226 increase in cash generated from operations was due primarily to an increase in net income and accounts payable, partially offset by an increase in trade receivables.  The increase in net income was due to higher sales and gross profit.  The increase in trade receivables was due to the timing of shipments and collections on accounts.  The increase in accounts payable was due to the timing of payments.

Cash used in investing activities was $13 for the six months ended June 30, 2021 as compared to $6,760 for the six months ended June 30, 2020. The decrease was due to an increase in proceeds from Treasury Bill maturities classified as investments during 2021.  During the first half of 2020, all maturities of Treasury Bills were classified as cash and cash equivalents.  In addition, the Company purchased $14 and $12 of property and equipment during the first six months ended June 30, 2021 and 2020, respectively.

Cash used in financing activities in the six months ended June 30, 2021 and 2020 was $3 and $3, respectively. The cash used was for principal payments on a financing lease on right-to-use assets.  In addition, during the second quarter of 2020, the Company received and subsequently repaid a Payroll Protection Loan of $645 from the Small Business Administration.

Subject to the following section, entitled "COVID-19 Pandemic Discussion", the Company believe its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, and growth initiatives. Management believes that our cash on hand and any cash generated from operations will be sufficient to meet our cash requirements through at least the next 12 months.

COVID-19 Pandemic Discussion

The COVID-19 pandemic continues to negatively impact our operations, including limiting our ability to travel and fully engage customers at their facilities. While many regions of the US have reduced the severe restrictions implemented during 2020, many areas are once again adding new restrictions based on increases in COVID-19 cases.  The uncertainty surrounding this recent uptick in cases creates additional uncertainty in our business and may negatively affect our 2021 financial results.

We typically have robust sources for production components and materials.  However, we are increasingly experiencing disruptions in our supply chain, resulting in difficulty sourcing parts. Additionally, we are experiencing price increases for many of the components used in our products. We are also seeing delays in shipping and transportation services, which may adversely affect our ability to make timely deliveries to our customers.  Furthermore, the labor market for employees able to fill our production positions is very challenging and we may struggle to fill open positions.  While we continue to closely manage our workforce, lead times, and deliveries of components, our actions may not be successful and may result in negative impacts on our sales and profit margins.

Future Business Development Activities

The Company continues to seek growth opportunities, both internally through the Company’s existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product acquisitions.

Off-balance Sheet Arrangements

As of June 30, 2021, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2021 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and June 30, 2020 (iii) Condensed Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2021 and June 30, 2020, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

August 12, 2021	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

