Form 10-Q
period 2021-09-30
ELECTRO SENSORS INC
filed 2021-11-05
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 4, 2021 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$4,620	$1,090
Investments	5,041	8,041
Trade receivables, less allowance for doubtful accounts of $11	1,325	957
Inventories	1,477	1,572
Other current assets	207	170
Income tax receivable	0	26

Total current assets	12,670	11,856

Deferred income tax asset, net	270	246

Intangible assets, net	50	228

Property and equipment, net	919	989

Total assets	$13,909	$13,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$6	$6
Accounts payable	175	197
Accrued expenses	629	330
Accrued income tax	85	0

Total current liabilities	895	533

Long-term liabilities
Financing lease, net of current maturities	8	12

Total long-term liabilities	8	12

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,040	2,036
Retained earnings	10,627	10,398
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	0	1

Total stockholders’ equity	13,006	12,774

Total liabilities and stockholders’ equity	$13,909	$13,319

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$2,154	$1,899	$6,517	$5,914
Cost of goods sold	950	907	2,947	2,825

Gross profit	1,204	992	3,570	3,089

Operating expenses
Selling and marketing	375	417	1,087	1,318
General and administrative	620	420	1,521	1,325
Research and development	189	209	675	622

Total operating expenses	1,184	1,046	3,283	3,265

Operating income (loss)	20	(54)	287	(176)

Non-operating income
Loss on investment	0	0	0	(3)
Interest expense	(1)	(2)	(1)	(3)
Interest income	2	2	4	35
Other income	0	0	0	2

Total non-operating income, net	1	0	3	31

Income (loss) before income tax expense (benefit)	21	(54)	290	(145)

Provision for (benefit of) income tax	4	(8)	61	(26)

Net income (loss)	$17	$(46)	$229	$(119)

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$0	$0	$(1)	$0
Other comprehensive loss	0	0	(1)	0

Net comprehensive income (loss)	$17	$(46)	$228	$(119)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.01	$(0.01)	$0.07	$(0.04)
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$0.00	$(0.01)	$0.07	$(0.04)
Weighted average shares	3,439,377	3,395,521	3,435,595	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

June 30, 2021	3,395,521	$339	$2,039	$10,610	$0	$12,988

Stock-based compensation expense			1			1
Net income				17		17

Balance September 30, 2021 (unaudited)	3,395,521	$339	$2,040	$10,627	$0	$13,006

June 30, 2020	3,395,521	$339	$2,034	$10,449	$0	$12,822

Stock-based compensation expense			1			1
Net loss				(46)		(46)

Balance September 30, 2020 (unaudited)	3,395,521	$339	$2,035	$10,403	$0	$12,777

For the nine months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2020	3,395,521	$339	$2,036	$10,398	$1	$12,774

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			4			4
Net income				229		229

Balance September 30, 2021 (unaudited)	3,395,521	$339	$2,040	$10,627	$0	$13,006

December 31, 2019	3,395,521	$339	$2,030	$10,522	$0	$12,891

Stock-based compensation expense			5			5
Net loss				(119)		(119)

Balance September 30, 2020 (unaudited)	3,395,521	$339	$2,035	$10,403	$0	$12,777
See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities

Net income (loss)	$229	$(119)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	254	272
Deferred income taxes	(24)	(24)
Stock-based compensation expense	4	5
Interest accrued on treasury bills	(2)	(2)
Loss on investments	0	3
Loss on disposal of fixed assets	8	0
Change in:
Trade receivables	(368)	(3)
Inventories	95	36
Other current assets	(37)	(37)
Accounts payable	(22)	52
Accrued expenses	299	142
Income tax receivable/payable	111	(23)

Net cash from operating activities	547	302

Cash flows from (used in) investing activities

Purchases of treasury bills	(10,999)	(7,747)
Proceeds from the maturity of treasury bills	14,000	5,750
Purchase of property and equipment	(14)	(24)

Net cash from (used in) investing activities	2,987	(2,021)

Cash flows used in financing activities

Payments on financing lease	(4)	(4)
Proceeds from Paycheck Protection Program	0	645
Repayment of Paycheck Protection Program loan	0	(645)

Net cash used in financing activities	(4)	(4)

Net increase (decrease) in cash and cash equivalents	3,530	(1,723)

Cash and cash equivalents, beginning	1,090	8,785
Cash and cash equivalents, ending	$4,620	$7,062

Supplemental cash flow information
Cash paid for income taxes	$1	$20
Cash paid for interest	$1	$3

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2021 and for the three and nine-month periods ended September 30, 2021 and 2020, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

Electro-Sensors, Inc. manufactures and markets a complete line of monitoring and control systems for a wide range of industrial machine applications. The Company uses leading-edge technology to continuously improve its products, with the ultimate goal of manufacturing the industry-preferred product for each of our served markets. The Company sells these products through an internal sales staff, manufacturers’ representatives, and distributors to a wide range of industries that use the products in a variety of applications to monitor process machinery operations. The Company markets its products to customers located throughout the United States, Canada, Latin America, Europe, and Asia.

Revenue Recognition

At contract inception, the Company assesses the goods and services to be provided to a customer and identifies a performance obligation for each distinct good or service. We also determine the transaction price for each performance obligation at contract inception. Our contracts, generally in the form of a purchase order, specify the product or service that is to be provided to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer. Certain contracts have a second performance obligation, which typically is the initialization of the HazardPROTM product. For contracts that have multiple performance obligations, we allocate the transaction price to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when we ship the products. We recognize service revenue at the point in time when we have provided the service.

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2021 and December 31, 2020, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

As of September 30, 2021, there was approximately $5 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over one year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Current significant estimates, including the underlying assumptions, consist of economic lives of long-lived assets, realizability of trade receivables, valuation of deferred tax assets/liabilities, inventory, investments, stock compensation expense, and the potential estimated impact on operations resulting from the COVID-19 pandemic as it relates to potential disruptions to our supply chain and customer demand. It is at least reasonably possible that these estimates may change in the near term.

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

Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.  Diluted EPS also excludes the impact of common shares issuable upon exercise of outstanding stock options in periods in which the option exercise price is greater than the average market price of our common stock during the period.

For the three-month periods ended September 30, 2021 and 2020, 288,644 and 332,500, respectively, weighted average common shares for underlying stock options have been excluded from the calculation.  For the nine-month periods ended September 30, 2021 and 2020, 292,426 and 332,500, respectively, weighted average common shares for underlying stock options have been excluded from the calculation.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to five months at September 30, 2021.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2021
Commercial Paper	$1,420	$0	$0	$1,420
Treasury Bills	7,999	0	0	7,999
Equity Securities	54	0	(12)	42
	9,473	0	(12)	9,461
Less Cash Equivalents	4,420	0	0	4,420
Total Investments, September 30, 2021	$5,053	$0	$(12)	$5,041

December 31, 2020
Commercial Paper	$718	$0	$0	$718
Treasury Bills	7,998	1	0	7,999
Equity Securities	54	0	(12)	42
	8,770	1	(12)	8,759
Less Cash Equivalents	718	0	0	718
Total Investments, December 31, 2020	$8,052	$1	$(12)	$8,041

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2021

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,420	$1,420	$1,420	$0	$0
Treasury bills	3,000	3,000	3,000	0	0
Treasury bills	4,999	4,999	4,999	0	0
Equity Securities	42	42	0	0	42

December 31, 2020

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$718	$718	$718	$0	$0
Treasury bills	7,999	7,999	7,999	0	0
Equity Securities	42	42	0	0	42

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

The changes in level 3 assets measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30,
	2021	2020

Beginning Balance	$42	$45
Change in Fair Value	0	(3)
Ending Balance	$42	$42

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2021	December 31, 2020

Raw Materials	$921	$922
Work In Process	257	292
Finished Goods	304	363
Reserve for Obsolescence	(5)	(5)
Total Inventories, net	$1,477	$1,572

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.1	47.8	45.2	47.8
Gross profit	55.9	52.2	54.8	52.2

Operating expenses
Selling and marketing	17.4	22.0	16.6	22.2
General and administrative	28.8	22.1	23.3	22.4
Research and development	8.8	11.0	10.4	10.5
Total operating expenses	55.0	55.1	50.3	55.1

Operating income (loss)	0.9	(2.9)	4.5	(2.9)

Non-operating income
Interest expense	0.0	(0.1)	0.0	(0.1)
Interest income	0.1	0.1	0.1	0.6
Total non-operating income, net	0.1	0.0	0.1	0.5

Income (loss) before income tax expense (benefit)	1.0	(2.9)	4.6	(2.4)

Provision for (benefit of) income taxes	0.2	(0.5)	0.9	(0.4)

Net income (loss)	0.8%	(2.4)%	3.7%	(2.0)%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2021 and 2020.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended September 30, 2021 were $2,154, an increase of $255, or 13.4%, from $1,899 during the comparable period in 2020.  Net sales for the nine months ended September 30, 2021 were $6,517, an increase of $603, or 10.2%, from $5,914 during the comparable period in 2020.  The increase was primarily a result of increased sales to domestic customers in the agricultural industry.

Gross Profit

Gross profit for the third quarter of 2021 increased $212, or 21.4%, over the same period in 2020. Gross profit for the nine months ended September 30, 2021 increased $481, or 15.6%, over the same period in 2020. Gross margin increased in the third quarter of 2021 to 55.9% from 52.2% during the same period in 2020. Gross margin for the nine months ended September 30, 2021 increased to 54.8% from 52.2% over the same period in 2020. The increase in gross margin percentage for both periods was primarily due to improved factory utilization resulting from higher levels of manufacturing and sales.  In addition, the nine-month period was favorably affected by product mix.

Operating Expenses

Total operating expenses increased $138, or 13.2%, for the third quarter of 2021 compared to the same period in 2020, but decreased as a percentage of net sales to 55.0% from 55.1%. Total operating expenses increased $18, or 0.6%, for the nine months ended September 30, 2021 compared to the same period in 2020, and decreased as a percentage of net sales to 50.3% from 55.1%.

●

Selling and marketing expenses in the third quarter of 2021 decreased $42, or 10.1%, from the same period in 2020 and decreased as a percentage of net sales to 17.4% from 22.0%. Selling and marketing expenses in the nine months ended September 30, 2021 decreased $231, or 17.5%, from the same period in 2020 and decreased as a percentage of net sales to 16.6% from 22.2%. The decrease in expense dollars in both the three and nine-month periods ending September 30, 2021 was primarily due to lower internal and external sales headcount, partially offset by an increase in tradeshow related expenses.  The 2021 tradeshow expense increase occurred because a majority of 2020 tradeshows were cancelled due to the COVID-19 pandemic.

●

General and administrative expenses increased $200, or 47.6%, in the third quarter of 2021 compared to the same period in 2020 and increased as a percentage of net sales to 28.8% from 22.1%. General and administrative expenses increased $196, or 14.8%, for the nine months ended September 30, 2021 compared to the same period in 2020 and increased as a percentage of net sales to 23.3% from 22.4%. The increase in both periods was primarily due to increased legal and other professional fees related to the Company's corporate and business development activities.

●

Research and development expenses decreased $20, or 9.6%, in the third quarter of 2021 from the same period in 2020 and decreased as a percentage of net sales to 8.8% from 11.0%. Research and development expenses increased $53, or 8.5%, in the nine months ended September 30, 2021 from the same period in 2020, but decreased as a percentage of net sales to 10.4% from 10.5%. The decrease in the quarter was due to lower 2021 contract engineering costs related to product enhancements while the increase in the nine-month period was due to higher 2021 contract engineering costs related to product enhancements.

Non-Operating Income

Net non-operating income decreased by $28, or 90.3%, for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in was primarily a result of less interest income earned due to lower interest rates on Treasury Bills.

Income (Loss) Before Income Tax Benefit.

Income before income tax expense was $21 for the third quarter of 2021, representing an increase of $75, or 138.9%, compared to a loss before income tax benefit of $54 for the same period in 2020. Income before income tax expense was $290 for the nine months ended of September 30, 2021, representing an increase of $435, or 300.0%, compared to a loss before income tax benefit of $145 for the same period in 2020. The increase for both periods was primarily the result of higher sales and gross profit.

Income Tax Expense (Benefit)

Income tax expense increased to $4, or 0.2% of net sales in the third quarter of 2021 compared to a benefit of $8 or 0.5%, in the third quarter of 2020.  Income tax expense increased to $61, or 0.9% of net sales, in the nine months ended September 30, 2021 compared to a benefit of $26, or 0.4% of net sales, for the nine months ended September 30, 2020. The increase for both periods is due to net income before income tax expense in 2021 compared to a loss before income tax benefit in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4,620 at September 30, 2021 and $1,090 at December 31, 2020. The increase was primarily the result of an increase in cash generated from investment maturities discussed below.

Cash generated from operating activities was $547 for the nine months ended September 30, 2021 as compared to $302 for the nine months ended September 30, 2020. The $245 increase in cash generated from operations was due primarily to an increase in net income, accrued expenses, and income tax payable, partially offset by an increase in trade receivables.  The increase in net income was primarily due to higher sales and gross profit.  The increase in accrued expenses is due to an increase in accrued bonuses and legal fees.  The increase in income tax payable was due to net income in 2021 compared to a net loss in 2020.  The increase in trade receivables was due to the timing of shipments and collections on accounts.

Cash from investing activities was $2,987 for the nine months ended September 30, 2021 as compared to cash used in investing activities of $2,021 for the nine months ended September 30, 2020. The increase in cash from investing activities was due to an increase in proceeds from Treasury Bill maturities classified as investments during 2021 and new purchases of Treasury Bills classified as cash and cash equivalents.  During the first nine months of 2020, the majority of maturities of Treasury Bills were classified as cash and cash equivalents.

Cash used in financing activities in the nine months ended September 30, 2021 and 2020 was $4 for both periods.

Subject to the following section, entitled "COVID-19 Pandemic Discussion", the Company believe its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, and corporate and business development initiatives and that cash on hand and any cash generated from operations will be sufficient to meet these cash requirements through at least the next 12 months.

COVID-19 Pandemic Discussion

The COVID-19 pandemic continues to affect our operations, including limiting our ability to travel and fully engage customers at their facilities. While many regions of the US have reduced the severe restrictions implemented during 2020, many customers continue to operate under modified restrictions based on the number of COVID-19 cases.  The uncertainty surrounding the ongoing fluctuations in regional case counts creates uncertainty in our business and may negatively affect our 2021 financial results.

We typically have robust sources for production components and materials.  However, we are increasingly experiencing significant disruptions in our supply chain, resulting in difficulty sourcing parts. Additionally, we are experiencing price increases for many of the components used in our products. In certain situations, we are modifying product designs to accommodate new components that are more readily available.  There is no guarantee that we will continue to be successful in updating these designs and sourcing alternative components, and we could experience significant delays or run out of certain components and materials. We are also seeing delays in shipping and transportation services, which may adversely affect our ability to make timely deliveries to our customers. Furthermore, the labor market for qualified employees able to fill our production positions is challenging and may result in delays in filling open positions.  While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

Future Corporate and Business Development Activities

On an ongoing basis, the Company seeks business and corporate development opportunities.  This includes expansion of the Company's existing portfolio of products, technologies, and markets via partnerships or acquisitions, and the exploration of possible strategic corporate alternatives.

Off-balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2021 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and September 30, 2020 (iii) Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2021 and September 30, 2020, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 5, 2021	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

