Form 10-K
period 2021-12-31
ELECTRO SENSORS INC
filed 2022-03-31
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or
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

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $10,100,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2021.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 30, 2022 was 3,395,521.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2021

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

Products

We manufacture a complete line of monitoring and control systems for a wide range of industrial machine applications.  The systems measure machine production and operation rates, as well as regulate the speed of related machines in production processes.

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

      Hazard Monitoring Systems

Electro-Sentry We offer the Electro-Sentry 1TM and Electro-Sentry 16TM hazard monitoring systems, which integrate our sensors for monitoring temperature, belt alignment, and shaft speed with programmable control logic to create a complete hazard monitoring system. These systems enable our customers to locate which part of their material handling system is operating incorrectly, typically in less than ten seconds.

HazardPROTM We market our wireless hazard technology monitoring system under the HazardPRO product name. This integrated hazard monitoring system captures and displays key information in an intuitive format allowing the user to quickly and comprehensively understand the status and history of the user's processes.  The simple but powerful interface gives the user insight into the user's internal operations as the user strives to maximize safety and facility runtime, while minimizing costs associated with unscheduled maintenance and unplanned downtime.  The HazardPRO system has been approved for use in hazardous dust environments by a third-party nationally recognized testing laboratory.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors, both nationally and internationally.   In 2021, we had international sales through distributors in the following countries; Canada, Mexico, Brazil, Chile, Guatemala, Germany, Peru, United Kingdom, Ukraine, Egypt, Saudi Arabia, United Arab Emirates, South Africa, Tunisia, India, Australia, China, the Republic of Korea, Vietnam, Malaysia, Philippines, Thailand, and Singapore. Sales to customers outside the United States represented approximately 11.6% of 2021 sales. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers are businesses in a wide variety of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

We continue to explore new industries and applications within the industries we serve to expand sales and may also consider acquiring compatible businesses or product lines as part of our growth strategy.  In addition, we may make strategic investments that we believe present good opportunities for the Company and its shareholders.

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

Competition

We face substantial competition in the sale of our production monitoring sensors and systems from a broad range of industrial and commercial businesses. Among our competitors are 4B Elevator Components Ltd., Maxi-Tronic, Inc., Siemens Industry, Inc., and Ag Growth International Inc. (AGI). We believe our competitive advantages include our products' superior design and quality, and the fact that we sell our products as ready-to-install units that can be used in a wide range of applications. Our major challenges include the fact that several of our competitors are larger, may have better established names, have a broader range of sensing instruments, and have larger sales forces and capital resources.

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we typically do not depend on any single source for these supplies and materials. In 2021, we experienced increased disruptions in our supply chain, resulting in difficulty sourcing parts.  Additionally, we experienced price increases for many of the components used in our products.  In some situations, we are modifying product designs to accommodate new components that are more readily available.  There is no guarantee that we will continue to be successful in updating these designs and sourcing alternative components and material.  We are also experiencing delays in our shipping and transportation services, which may affect our ability to make timely deliveries to our customers.  We continue to closely watch lead times and availability of components.  We are continually assessing our inventory levels and may take actions as necessary to minimize disruptions to our supply chain such as maintaining larger levels of inventories than we have in the past, but these actions may not be successful if significant disruptions occur.

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

Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product or business acquisitions.  In addition, we may make strategic or other investments that we believe present good opportunities for the Company and its shareholders, and we substantially increased these business development activities in the second half of 2021.

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

Human Capital

As of December 31, 2021, the Company had 33 employees and two temporary employees, all of whom are full-time and based in the United States.  We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

The Company views its employees and culture as keys to its success.  The Company aims to attract and retain qualified personnel and provides wages and benefits that are competitive locally to reward employees for performance.  The Company values innovation, inclusion and diversity, safety and engagement as they attract, develop, and retain the best talent.

The health and safety of our employees is our top priority.  In response to the COVID-19 pandemic, the Company implemented a workplace safety plan, following CDC guidelines and federal and local mandates, to protect employees and minimize the potential risk of an outbreak within the Company.  We believe the Company has generally been successful implementing proactive measures to protect the health and safety of its employees while maintaining business continuity and high levels of service to our customers.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain our key employees, or recruit and train others, our product development, marketing and sales could be adversely affected.

Fluctuations in Operating Results

We have experienced fluctuations in our past operating results and expect to experience fluctuations in the future.  These fluctuations may affect the market price of our common stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, supply chain disruptions, downturns in the markets we serve, geopolitical events, and economic disruptions such as weather related events or the effects of the COVID-19 pandemic. Because fluctuations may occur, we caution investors that results of our operations for recent periods may not accurately predict how we will perform in the future. We cannot ensure that we will achieve revenue or earnings growth.

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

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligation to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause these results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include our ability to:

●	successfully use our cash and liquid assets to develop or acquire new or complementary products or business lines to increase our revenue and profitability;

●	comply with any new government regulations that may be adopted to require companies to reduce carbon emissions or to disclose their carbon footprint, including the carbon footprint of components to manufacturers;

●	ensure that our operational systems, security systems and infrastructure, as well as those of third-party vendors, remain free from viruses or cyberattacks;

●	quickly and successfully adapt to changing industry technological standards;

●	comply with existing and changing industry regulations;

●	attract and retain key personnel, including senior management;

●	offset the effect of inflation on component prices and labor by increasing prices on finished products;

●

adapt to changing economic conditions and manage downturns or disruptions in the economy in general; including any downturns or disruptions that may result from events such as the outbreak of the COVID-19 virus; and

●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us.
9

Item 1A.                  Risk Factors.

This item is not required for smaller reporting companies, but above under “Forward-Looking Statements,” we discuss some of the risk factors that are relevant to our business and operating results.

Item 2.                    Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2022.

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

Based on data provided by our transfer agent, as of February 24, 2022, we had 63 shareholders of record who held 872,599 shares of the Company’s common stock. In addition, nominees held an additional 2,522,922 shares for approximately 1,300 shareholders holding shares in street name.

From time to time, we may be required to repurchase our common stock as a result of Employee Stock Ownership Plan ("ESOP") obligations described in Note 10 to our 2021 financial statements. We did not repurchase any common stock during the years ended December 31, 2021 and 2020.

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

	Years Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	45.7	48.4
Gross profit	54.3	51.6

Operating expenses
Selling and marketing	16.0	21.2
General and administrative	23.1	22.1
Research and development	10.2	11.0
Total operating expenses	49.3	54.3

Operating income (loss)	5.0	(2.7)

Non-operating income (expense)
Interest income	0.1	0.5
Other income (expense)	0.2	0.0
Total non-operating income, net	0.3	0.5

Income (loss) before income taxes	5.3	(2.2)

Income tax expense (benefit)	0.6	(0.6)

Net income (loss)	4.7%	(1.6)%

The following paragraphs discuss the Company’s performance for years ended December 31, 2021 and 2020.

Comparison of 2021 vs 2020 (dollars in thousands)

Net Sales

Net sales for 2021 were $8,607, an increase of $986, or 12.9%, from $7,621 in 2020.  The increase in sales was driven primarily by increased domestic orders for agricultural and industrial automation applications.  International sales during the year were flat as compared to the prior year, with increased sales to Canada primarily offset by decreased sales to China.

Gross Profit

Gross profit for 2021 increased $747, or 19.0%, to $4,677 from $3,930 in 2020.  Gross margin in 2021 was 54.3% compared to 51.6% in 2020. The increase in gross margin was primarily due to improved factory and overhead utilization resulting from higher levels of manufacturing to support the increase in net sales.

Operating Expenses

Total operating expenses increased $102, or 2.5%, to $4,236 in 2021 from $4,134 in 2020, but decreased as a percentage of net sales to 49.3% from 54.3%.  The increase in operating expense dollars was primarily due to increases in legal and other professional fees and contract engineering for product enhancements.

●

Selling and marketing expenses decreased $239, or 14.8%, to $1,373 in 2021 from $1,612 in 2020, and decreased as a percentage of net sales to 16.0% from 21.2%. The decrease was primarily from lower sales headcount, partially offset by an increase in tradeshow related expenses.

●

General and administrative expenses increased $301, or 17.9%, to $1,987 in 2021 from $1,686 in 2020, and increased slightly as a percentage of net sales to 23.1% from 22.1%. The higher expenses were primarily due to legal and other professional fees related to the Company's increased corporate and business development activities, partially offset by a decrease in amortization expense related to HazardPRO technology which was fully amortized in the third quarter of 2021.

●

Research and development expenses increased $40, or 4.8%, to $876 in 2021 compared to $836 in 2020, but decreased as a percentage of net sales to 10.2% from 11.0%. The increase was primarily due to higher contract engineering costs related to product enhancements.

Operating Income (Loss)

Operating income was $441 in 2021 compared to an operating loss of $204 in 2020, an increase of $645, or 316.2%.  The increase to operating income was primarily related to the increase in net sales and gross margin.

Non-Operating Income (Expense)

Non-operating income decreased $14 to $18 in 2021 from $32 in 2020, primarily as a result of less interest income earned as a result of lower interest rates on Treasury Bills, partially offset by an increase in the value of our investment in a non-publicly traded company.

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

Income Taxes

Income tax expense was $49 in 2021 compared to an income tax benefit of $48 in 2020. The increase in the tax expense was due primarily to net income before income taxes in 2021 compared to a net loss before income taxes in 2020.  Detailed information on our income tax provision is provided in Note 11 to our financial statements.

Net Income (Loss)

We reported a net income of $410 in 2021 compared to net loss of $124 in 2020, an increase of $534, or 430.6%. Basic and diluted earnings per share were $0.12 and $-0.04 in 2021 and 2020, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,713 and $1,090 at December 31, 2021 and 2020, respectively. The increase was due to the fact that at December 31, 2021 we held the majority of available funds in assets defined as cash and cash equivalents.  At December 31, 2020, we held the majority of available funds in assets defined as investments. Working capital was $11,931 at December 31, 2021 compared to $11,323 at December 31, 2020.

Cash generated from operating activities increased $438 to $769 in 2021 from $331 in 2020.  The increase was primarily due to an increase in net income, partially offset by net increases in trade receivables and inventories.  The 2021 net income compared to the 2020 net loss was due to increased sales and gross margin.  The increase in trade receivables was primarily due to increased net sales.  The increase in inventories was due to the timing of inventory receipts.  We are purchasing key components as they are available due to increased lead times and uncertainty of deliveries.

Cash generated from investing activities in 2021 was $4,860, compared to cash used in investing activities $8,020 in 2020. The increase in cash generated was due to a decrease in purchases of Treasury Bills classified as investments. In addition, we purchased $141 and $25 of property, equipment, and intangibles in 2021 and 2020, respectively.

Cash used in financing activities during 2021 and 2020 was $6. The cash used was for principal payments on a financing lease on right-to-use assets.

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

COVID-19 Pandemic Discussion

The COVID-19 pandemic continues to affect our operations, including limiting our ability to travel and fully engage customers at their facilities. While many regions of the US have reduced the severe restrictions implemented during 2020, many customers continue to operate under modified restrictions based on the number of COVID-19 cases.  The uncertainty surrounding the ongoing fluctuations in regional case counts creates uncertainty in our business and may negatively affect our 2022 financial results.

We typically have robust sources for production components and materials.  However, we are increasingly experiencing significant disruptions in our supply chain, resulting in difficulty sourcing parts. Additionally, we are experiencing substantial price increases for many of the components used in our products. In certain situations, we are modifying product designs to accommodate new components that are more readily available.  There is no guarantee that we will continue to be successful in updating these designs and sourcing alternative components, and we could experience significant delays or run out of certain components and materials. We are also seeing delays in shipping and transportation services, which may adversely affect our ability to make timely deliveries to our customers. Furthermore, the labor market for qualified employees able to fill our production positions is challenging and may result in delays in filling open positions.  While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

As of the date of this filing, we expect our business may be negatively affected but cannot currently determine the significance and duration of the pandemic on our business.

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

Valuation of investments

Our investments in available-for-sale securities are valued at market prices in an open market. The prices are subject to the normal fluctuations that could be either negative or positive. Even though these equity securities were only valued at $56 at December 31, 2021, changes in the value of these equity securities could affect our profitability as the value fluctuates.  Any change in the value of these equity securities could have a material negative or positive effect on our profitability.  Changes in the value of our Treasury Bills do not affect our profitability until the Treasury Bill is sold.  At the time of sale, we recognize the interest earned on the Treasury Bill.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2021 and 2020 and the related statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 31, 2022

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2021	2020
ASSETS

Current assets

Cash and cash equivalents	$6,713	$1,090
Treasury Bills	3,000	7,999
Equity securities	56	42
Trade receivables, less allowance for doubtful accounts of $11	1,005	957
Inventories	1,663	1,572
Other current assets	188	170
Income tax receivable	3	26

Total current assets	12,628	11,856

Deferred income tax asset	208	246

Intangible assets, net	38	228

Property and equipment, net	1,017	989

Total assets	$13,891	$13,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturity of financing lease	$6	$6
Accounts payable	349	197
Accrued expenses	342	330

Total current liabilities	697	533

Long-term liabilities

Financing lease, net of current maturities	6	12

Total long-term liabilities	6	12

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,041	2,036
Retained earnings	10,808	10,398
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	0	1

Total stockholders’ equity	13,188	12,774

Total liabilities and stockholders’ equity	$13,891	$13,319

See Notes to Financial Statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

	Years ended December 31,
	2021	2020

Net sales	$8,607	$7,621
Cost of goods sold	3,930	3,691

Gross profit	4,677	3,930

Operating expenses

Selling and marketing	1,373	1,612
General and administrative	1,987	1,686
Research and development	876	836

Total operating expenses	4,236	4,134

Operating income (loss)	441	(204)

Non-operating income (expense)

Interest expense	(1)	(3)
Interest income	5	36
Other income (expense)	14	(1)

Total non-operating income, net	18	32

Income (loss) before income taxes	459	(172)

Income tax expense (benefit)	49	(48)

Net income (loss)	410	(124)

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	(1)	1
Other comprehensive income (loss)	(1)	1

Net comprehensive income (loss)	$409	$(123)

Net income (loss) per share data

Basic
Net income (loss) per share	$0.12	$(0.04)
Weighted average shares	3,395,521	3,395,521

Diluted
Net income (loss) per share	$0.12	$(0.04)
Weighted average shares	3,444,939	3,395,521

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2019	3,395,521	$339	$2,030	$10,522	$0	$12,891

Other comprehensive income					1	1
Stock-based compensation expense			6			6
Net loss				(124)		(124)

Balance, December 31, 2020	3,395,521	339	2,036	10,398	1	12,774

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			5			5
Net income				410		410

Balance, December 31, 2021	3,395,521	$339	$2,041	$10,808	$0	$13,188

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities

Net income (loss)	$410	$(124)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	295	360
Deferred income taxes	38	(43)
Stock-based compensation expense	5	6
Interest accrued on Treasury Bills	(2)	(4)
Other	(7)	4
Change in:
Trade receivables	(48)	79
Inventories	(91)	123
Other current assets	(18)	(11)
Accounts payable	152	68
Accrued expenses	12	(101)
Income taxes receivable	23	(26)

Net cash from operating activities	769	331

Cash flows from (used in) investing activities

Purchases of Treasury Bills	(11,999)	(13,745)
Proceeds from the maturity of Treasury Bills	17,000	5,750
Purchase of property and equipment	(141)	(25)

Net cash from (used in) investing activities	4,860	(8,020)

Cash flows used in financing activities

Payments on financing lease	(6)	(6)
Proceeds from Paycheck Protection Program	0	645
Repayment of Paycheck Protection Program loan	0	(645)

Net cash used in financing activities	(6)	(6)

Net increase (decrease) in cash and cash equivalents	5,623	(7,695)

Cash and cash equivalents, beginning	1,090	8,785
Cash and cash equivalents, ending	$6,713	$1,090

Supplemental cash flow information
Cash paid during the year for income taxes	$15	$20
Cash paid during the year for interest	$1	$3

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, the Company had no customers that exceeded 10% of the accounts receivable balance.  As of December 31, 2020, there were two customer that accounted for approximately 21% of the accounts receivable balance.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income in non-operating income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2021 and 2020.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

Fair value measurements

The Company’s policies incorporate the guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These policies also incorporate the guidance for fair value measurement related to non-financial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company currently has no non-financial or financial items that are measured on a nonrecurring basis.

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2021 and 2020 due to the short term maturity nature of these instruments.

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
25

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

Intangible assets

The intangible asset is a communication technology. The Company amortizes the cost of the intangible asset on a straight-line method over the estimated useful life.  At December 31, 2020, the Company also had the HazardPRO technology which was fully amortized in the 2021 third quarter.

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $40 and $45 in 2021 and 2020, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $876 and $836 in 2021 and 2020, respectively.

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive gain (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We have a valuation allowance on our deferred tax asset of $220 and $186 at December 31, 2021 and 2020 respectively.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

Net income (loss) per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options were exercised or converted into common stock.  For the years ending December 31, 2021 and 2020, respectively, options to purchase 283,082 and 332,500 weighted average common shares have been excluded from the diluted weighted average shares because their effect would be anti-dilutive.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income (loss).

	Income (loss)	Shares	Per share amount

2021:
Basic EPS	$410	3,395,521	$0.12
Effect of dilutive stock options		49,418	0.00
Diluted EPS	$410	3,444,939	$0.12

2020:
Basic EPS	$(124)	3,395,521	$(0.04)
Effect of dilutive stock options		0	0.00
Diluted EPS	$(124)	3,395,521	$(0.04)

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2021, the Company had two stock-based compensation plans.

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company.  The commercial paper investment is in U.S. debt with ratings of F1+.  The Treasury Bills have original terms ranging from one month to eight months.  Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at December 31, 2021.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

Equity securities are measured at fair value and unrealized gains and losses are recognized in non-operating income.

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2021
Commercial Paper	$1,520	$0	$0	$1,520
Treasury Bills	8,000	0	0	8,000
Equity Securities	54	2	0	56
	9,574	2	0	9,576
Less Cash Equivalents	6,520	0	0	6,520
Total Investments, December 31, 2021	$3,054	$2	$0	$3,056

December 31, 2020
Commercial Paper	$718	$0	$0	$718
Treasury Bills	7,998	1	0	7,999
Equity Securities	54	0	(12)	42
	8,770	1	(12)	8,759
Less Cash Equivalents	718	0	0	718
Total Investments, December 31, 2020	$8,052	$1	$(12)	$8,041

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	December 31,
	2021	2020
Unrealized Gains
Unrealized holding gains arising during the period	$0	$1
Less: Reclassification of gains included in net income (loss)	(1)	0
	(1)	1

Deferred Taxes on Unrealized Gains:
Increase in deferred taxes on unrealized gains arising during the period	0	0
Less: Reclassification of taxes on gains included in net income (loss)	0	0
	0	0

Net Change in Accumulated Other Comprehensive Income (Loss)	$(1)	$1

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2021

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$1,520	$1,520	$1,520	$0	$0
Treasury Bills	5,000	5,000	5,000	0	0
Treasury Bills - maturity date greater than three months	3,000	3,000	3,000	0	0
Equity securities	56	56	0	0	56

December 31, 2020

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$718	$718	$718	$0	$0
Treasury Bills	7,999	7,999	7,999	0	0
Equity securities	42	42	0	0	42

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The change in level 3 assets at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2021	2020

Beginning Balance	$42	$45
Change in value	14	(3)
Ending Balance	$56	$42

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2021	2020
Raw Materials	$1,129	$922
Work In Process	257	292
Finished Goods	287	363
Reserve for Obsolescence	(10)	(5)
Total Inventories	$1,663	$1,572

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2021	2020
Autos	$23	$23
Equipment	300	302
Furniture and Fixtures	485	501
Right-of-Use Asset	30	30
Building	1,373	1,382
Land	415	415
	2,626	2,653
Less Accumulated Depreciation	1,609	1,664
Total Property and Equipment	$1,017	$989

Depreciation expense for the years ended December 31, 2021 and 2020 was $105 and $99, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

Note 6. Net Intangible Assets

Intangible assets include the following:

		December 31, 2021
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	7 Years	$1,478	$1,478	$0
Communication Technology	3 Years	150	112	38
Net Intangible Assets		$1,628	$1,590	$38

		December 31, 2020
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	7 Years	1,478	1,337	141
Communication Technology	3 Years	150	63	87
Net Intangible Assets		$1,628	$1,400	$228

Amortization expense for the years ended December 31, 2021 and 2020 was $190 and $261, respectively.

Estimated amortization expense in 2022 is $38.

Note 7. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2021	2020
Wages and Commissions	$281	$257
Other	61	73
Total Accrued Expenses	$342	$330
32

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

Note 8. Leases

The Company has a financing lease for office equipment. The lease has a remaining term of two years at December 31, 2021.

The components of lease expense were as follows:

	Years Ended December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$6	$6
Interest on lease liabilities	1	1
Total finance lease cost	$7	$7

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2021	2020
Finance leases
Property and equipment, gross	$30	$30
Accumulated amortization	(19)	(13)
Property and equipment, net	$11	$17

Weighted average remaining lease term
Finance leases	2	years

Weighted average discount rate
Finance leases	7.0%

Maturities of lease liabilities are as follows:

Year ending December 31
2022	$7
2023	6
Total lease payments	13
Less amount representing interest	(1)
Total	$12
33

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Stock-based compensation

Under the 2013 Plan, the Company is authorized to grant options to purchase up to 600,000 shares of its common stock. As of December 31, 2021, options to purchase an aggregate of 325,000 shares were outstanding under the 2013 Plan, of which options to purchase 320,000 shares were exercisable, and 275,000 additional shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Under the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock. As of December 31, 2021, options to purchase an aggregate of 7,500 shares were outstanding and exercisable under the 1997 Plan. The board terminated the plan in 2014. The existing grants may be exercised according to the terms of the grant agreements.

There were no options granted during the years ended December 31, 2021 and 2020.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2019	125,000	$3.78	7.1
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2020	125,000	3.78	6.1
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2021	125,000	$3.78	5.1
Vested and exercisable as of December 31, 2021	120,000			$300

(1)

The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2021.

The following table summarizes the activity for outstanding stock options under the 2013 Plan and 1997 Plan to directors of the Company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)

Balance at December 31, 2019	207,500	$4.62	3.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2020	207,500	4.62	2.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2021	207,500	$4.62	1.4
Vested and exercisable as of December 31, 2021	207,500			$345

(1)	The aggregate intrinsic value is calculated as approximately the difference between the weighted average exercise price of the underlying awards and the Company’s estimated current fair market value at December 31, 2021.
35

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands except share and per share amounts)

The Company recognized compensation expense in connection with the issuance of options of approximately $5 and $6 during the years ended December 31, 2021 and 2020, respectively.

There were no options exercised during the years ended December 31, 2021 and 2020.

As of December 31, 2021, there was approximately $4 of unrecognized compensation expense under the 2013 Plan. The Company expects to recognize this expense over the next year. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 10. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the ESOP purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The ESOP owns 135,490 shares of the Company’s stock at December 31, 2021. All shares held by the ESOP have been released and allocated to participants' accounts. No dividends were paid during the years ended December 31, 2021 and 2020. The ESOP had no debt to the Company at December 31, 2021 or 2020.

The Company recognized compensation expense for contributions of $30 and $24 to the ESOP plan for the years ended December 31, 2021 and 2020, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2021, 135,490 shares of the Company’s stock, with an aggregate fair market value of approximately $851, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes because its stock is listed on the Nasdaq Capital Market it meets the ESOP requirements and that there would not be a current obligation for it to repurchase any distributed ESOP shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit-sharing contributions with the approval of the Board of Directors. There were no profit-sharing contributions by the Company in 2021 or 2020.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands except share and per share amounts)

Note 11. Income Taxes

The components of the income tax provision for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020

Current:
Federal	$10	$(6)
State	1	1
Deferred:
Federal	38	(43)
State	0	0
Total Federal and State Income Taxes	$49	$(48)

The provision for income taxes for the years ended December 31, 2021 and 2020 differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	2021	2020

Computed “Expected” Federal Tax Expense (Benefit From)	$96	$(36)
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	1	1
R&D Credits	(99)	(7)
Permanent Differences	4	1
Other	47	(7)
Total Federal and State Income Taxes	$49	$(48)

ELECTRO-SENSORS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021 AND 2020
(in thousands except share and per share amounts)

The components of the net deferred tax asset consist of:

	2021	2020

Deferred Tax Assets:
Vacation accrual	$27	$29
Allowance for doubtful accounts	2	2
Stock compensation	96	94
Bonus	4	0
Depreciation and amortization	100	94
Inventory Obsolescence	2	1
R&D credit carryforward	220	235
Valuation allowance	(220)	(186)
Total Deferred Tax Assets	231	269

Deferred Tax Liabilities:
Prepaid expenses	23	23
Total Deferred Tax Liabilities	23	23

Net Deferred Tax Asset	$208	$246

R&D credits can be carried forward for twenty years for federal purposes and fifteen years in Minnesota.

The Company is materially subject to the following taxing jurisdictions: U.S. and Minnesota. The tax years 2018 through 2020 remain open to examination by the Internal Revenue Service and state jurisdictions. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2021 or December 31, 2021 and uncertain tax positions are not significant.

Item 9.                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2021 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                Other Information.

None

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2022 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 20, 2022 (“Annual Meeting”).

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16(a), if any, will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement and is incorporated herein by reference.  If there are no Delinquent Section 16(a) Reports required, this section will be omitted from the 2022 Proxy Statement.

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

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2021 about the Company’s equity compensation plans.

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

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2022 Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2022 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

Financial Statements.

Reference is made to the Index to Financial Statements appearing on Page 16 hereof.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report.

Exhibits.

Exhibit Number	Exhibit Description
3.1	Registrant’s Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s 1991 Form 10-KSB
3.2	Registrant’s Bylaws, as amended, incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 2020
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended December 31, 2019
*10.1	Electro-Sensors, Inc. 1997 Stock Option Plan —incorporated by reference to Exhibit 10.6 to the Company’s 1997 Form 10-KSB
*10.2	Electro-Sensors, Inc. 2013 Equity Incentive Plan incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders
*10.4	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
*10.5	Form of Non-qualified Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 31, 2022
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2021 and 2020, (ii) Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020, (iii) Statements of Cash Flows for years ended December 31, 2021 and 2020, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 31, 2022

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 31, 2022

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 31, 2022

/s/ Joseph A. Marino	Chairman and Director	March 31, 2022

/s/ Scott A. Gabbard	Director	March 31, 2022

/s/ Michael C. Zipoy	Director	March 31, 2022

/s/ Jeffrey D. Peterson	Director	March 31, 2022

