Form 10-Q
period 2022-03-31
ELECTRO SENSORS INC
filed 2022-05-13
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 12, 2022 was 3,395,521.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$7,604	$6,713
Investments	2,056	3,056
Trade receivables, less allowance for doubtful accounts of $11	1,155	1,005
Inventories	1,758	1,663
Other current assets	209	188
Income tax receivable	2	3

Total current assets	12,784	12,628

Deferred income tax asset, net	214	208

Intangible assets, net	25	38

Property and equipment, net	993	1,017

Total assets	$14,016	$13,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$6	$6
Accounts payable	326	349
Accrued expenses	499	342

Total current liabilities	831	697

Long-term liabilities
Financing lease, net of current maturities	5	6

Total long-term liabilities	5	6

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,042	2,041
Retained earnings	10,799	10,808

Total stockholders’ equity	13,180	13,188

Total liabilities and stockholders’ equity	$14,016	$13,891

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$2,135	$1,901
Cost of goods sold	969	911

Gross profit	1,166	990

Operating expenses
Selling and marketing	446	348
General and administrative	503	443
Research and development	231	203

Total operating expenses	1,180	994

Operating loss	(14)	(4)

Non-operating income
Interest income	1	2

Total non-operating income, net	1	2

Loss before income tax benefit	(13)	(2)

Income tax benefit	(4)	0

Net loss	$(9)	$(2)

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$0	$0
Other comprehensive loss	0	0

Net comprehensive loss	$(9)	$(2)

Net loss per share data:

Basic
Net loss per share	$0.00	$0.00
Weighted average shares	3,395,521	3,395,521

Diluted
Net loss per share	$0.00	$0.00
Weighted average shares	3,395,521	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended March 31
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2021	3,395,521	$339	$2,041	$10,808	$0	$13,188

Stock-based compensation expense			1			1
Net loss				(9)		(9)

Balance March 31, 2022 (unaudited)	3,395,521	$339	$2,042	$10,799	$0	$13,180

December 31, 2020	3,395,521	$339	$2,036	$10,398	$1	$12,774

Stock-based compensation expense			1			1
Net loss				(2)		(2)

Balance March 31, 2021 (unaudited)	3,395,521	$339	$2,037	$10,396	$1	$12,773

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities

Net loss	$(9)	$(2)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	40	90
Deferred income taxes	(6)	(7)
Stock-based compensation expense	1	1
Interest accrued on treasury bills	(1)	(2)
Change in:
Trade receivables	(150)	(252)
Inventories	(95)	4
Other current assets	(21)	(36)
Accounts payable	(23)	(7)
Accrued expenses	157	159
Income tax receivable/payable	1	7

Net cash used in operating activities	(106)	(45)

Cash flows from investing activities

Purchases of treasury bills	(1,999)	(4,999)
Proceeds from the maturity of treasury bills	3,000	5,000
Purchase of property and equipment	(3)	0

Net cash from investing activities	998	1

Cash flows used in financing activities

Payments on financing lease	(1)	(1)

Net cash used in financing activities	(1)	(1)

Net increase (decrease) in cash and cash equivalents	891	(45)

Cash and cash equivalents, beginning	6,713	1,090
Cash and cash equivalents, ending	$7,604	$1,045

Supplemental cash flow information
Cash paid for income taxes	$0	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2022 and December 31, 2021, due to the short maturity nature of these instruments.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

(in thousands except share and per share amounts)

(unaudited)

Intangibles

The intangible asset is a technology license.  The Company amortizes the cost of the intangible asset on a straight-line method over the estimated useful life.  At March 31, 2021, the Company also had the HazardPRO technology, which was fully amortized in the 2021 third quarter.

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

As of March 31, 2022, there was approximately $2 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over six months.

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

Net Loss per Common Share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options were exercised or converted into common stock.

For the three-month periods ended March 31, 2022 and 2021, 332,500 weighted average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of two private U.S. companies. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to three months at March 31, 2022.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2022
Commercial Paper	$1,324	$0	$0	$1,324
Treasury Bills	7,996	1	0	7,997
Equity Securities	54	2	0	56
	9,374	3	0	9,377
Less Cash Equivalents	7,321	0	0	7,321
Total Investments, March 31, 2022	$2,053	$3	$0	$2,056

December 31, 2021
Commercial Paper	$1,520	$0	$0	$1,520
Treasury Bills	8,000	0	0	8,000
Equity Securities	54	2	0	56
	9,574	2	0	9,576
Less Cash Equivalents	6,520	0	0	6,520
Total Investments, December 31, 2021	$3,054	$2	$0	$3,056

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2022

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,324	$1,324	$1,324	$0	$0
Treasury bills	5,997	5,997	5,997	0	0
Treasury bills - maturity date greater than three months	2,000	2,000	2,000	0	0
Equity Securities	56	56	0	0	56

December 31, 2021

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,520	$1,520	$1,520	$0	$0
Treasury bills	5,000	5,000	5,000	0	0
Treasury Bills - maturity date greater than three months	3,000	3,000	3,000	0	0
Equity Securities	56	56	0	0	56

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

The changes in level 3 assets measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2022	2021

Beginning Balance	$56	$42
Change in Fair Value	0	0
Ending Balance	$56	$42

11

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2022	December 31, 2021

Raw Materials	$1,113	$1,129
Work In Process	297	257
Finished Goods	358	287
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$1,758	$1,663

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements about the success of our marketing efforts; our efforts to accelerate future growth or income; our business development activities; our efforts to maintain or reduce production costs; our ability to continue to obtain components and other raw materials for our products at reasonable prices as well as our ability to pass along any increased costs to our customers; our cash requirements; and the sufficiency of our cash flows. Any statement that is not based solely upon historical facts, including our strategies for the future and the outcome of events that have not yet occurred, is a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Forward-Looking Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as any effect the COVID-19 pandemic may have on the efficiency of our business operations, our customer base and the domestic or worldwide economy.

Based on rapidly changing dynamics in global supply chains of materials and components, we may experience both price increases and difficulty in sourcing materials and components.  In addition, we may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us or our products shipped to customers in a timely manner.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Comprehensive Loss expressed as a percentage of net sales.

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	45.4	47.9
Gross profit	54.6	52.1

Operating expenses
Selling and marketing	20.9	18.3
General and administrative	23.6	23.3
Research and development	10.8	10.7
Total operating expenses	55.3	52.3

Operating loss	(0.7)	(0.2)

Non-operating income
Interest income	0.0	0.1
Total non-operating income, net	0.0	0.1

Loss before income tax benefit	(0.7)	(0.1)

Income tax benefit	(0.2)	0.00

Net loss	(0.5)%	(0.1)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2022 and 2021.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended March 31, 2022 were $2,135, an increase of $234, or 12.3%, from $1,901 during the comparable period in 2021. The increase was a result of increased domestic sales for industrial automation and agricultural applications.

Gross Profit

Gross profit for the first quarter of 2022 increased $176 to $1,166, or 17.8%, over the same period in 2021. Gross margin increased in the first quarter of 2022 to 54.6% from 52.1% during the same period in 2021. The increase in gross margin was due to a decrease in discounting and improved factory utilization, partially offset by increases in raw material costs.

Operating Expenses

Total operating expenses increased $186, or 18.7% to $1,180, for the first quarter of 2022 compared to the same period in 2021, and increased as a percentage of net sales to 55.3% from 52.3%.  The increase in operating expenses was primarily due to increases in sales travel, tradeshows and legal and professional fees.

●

Selling and marketing expenses in the first quarter of 2022 increased $98 to $446, or 28.2%, from the same period in 2021 and increased slightly as a percentage of net sales to 20.9% from 18.3%. The increase was primarily due to additional sales headcount, and increased travel and tradeshow related expenses.  The 2022 tradeshow expense increase occurred because a majority of tradeshows in 2021 were held later during the year.

●

General and administrative expenses increased $60 to $503, or 13.5%, in the first quarter of 2022 compared to the same period in 2021 and increased slightly as a percentage of net sales to 23.6% from 23.3%. The increase was primarily due to increased legal and other professional fees related to increased corporate and business development activities, partially offset by a decrease in amortization expense related to the HazardPRO technology, which was fully amortized in the third quarter of 2021.

●

Research and development expenses increased $28 to $231, or 13.8%, in the first quarter of 2022 from the same period in 2021 and increased slightly as a percentage of net sales to 10.8% from 10.7%. The increase was due to higher contract engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income decreased by $1, or 50.0%, for the three months ended March 31, 2022 compared to the same period in 2021.

Loss Before Income Tax Benefit.

Loss before income tax benefit was $13 for the first quarter of 2022, representing an increase of $11 from the same period in 2021. The increase for the period was primarily the result of higher operating expenses, which increased more than gross profit.

Income Tax Expense (Benefit)

Income tax benefit increased to $4, or 0.2% of net sales in the first quarter of 2022 compared to a benefit of $0 in the first quarter of 2021. The increase in 2022 is due to the higher loss.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7,604 at March 31, 2022 and $6,713 at December 31, 2021. The increase was primarily the result of an increase in cash generated from investing activities discussed below.

Cash used in operating activities was $106 for the three months ended March 31, 2022 as compared to $45 for the three months ended March 31, 2021. The $61 increase in cash used in operations was due primarily to an increase in inventory and increase in the net loss, partially offset by a decrease in trade receivables.  The increase in inventory was primarily due to the timing of inventory receipts.  The increase in net loss was primarily due to the increase in operating expenses.  The decrease in trade receivables was primarily due to the timing of customer orders and payments on account.

Cash from investing activities was $998 for the three months ended March 31, 2022 compared to $1 for the three months ended March 31, 2021. The increase in cash from investing activities was due to a decrease in Treasury Bill purchases classified as investments during 2022.

Cash used in financing activities in the three months ended March 31, 2022 and 2021 was $1 for both periods.

Subject to the following sections, entitled "COVID-19 Pandemic Discussion" and "Supply Chain Dynamics," the Company believe its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, and corporate and business development initiatives and that cash on hand and any cash generated from operations will be sufficient to meet these cash requirements through at least the next 12 months.

COVID-19 Pandemic Discussion

While many regions of the United States have reduced the various restrictions implemented beginning in 2020, many of our customers and potential customers continue to operate under modified and changing restrictions based on the number of local or regional COVID-19 cases.  The uncertainty surrounding the ongoing fluctuations in regional case counts creates uncertainty in our business and may negatively affect our 2022 financial results.

Supply Chain Dynamics

We traditionally have had one or more robust sources for production components and materials.  However, we are increasingly experiencing significant disruptions in our supply chain, resulting in difficulty sourcing some parts. Additionally, we are experiencing price increases for many of the components used in our products. In certain situations, we are modifying product designs to accommodate new components that are more readily available.  There is no guarantee that we will continue to be successful in updating these designs and sourcing alternative components, and we could experience significant delays or run out of certain components and materials. We are also seeing delays in shipping and transportation services, which may adversely affect our ability to make timely deliveries to our customers. Furthermore, the labor market for qualified employees able to fill our production positions is challenging and may result in delays in filling open positions.  While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

Future Corporate and Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies, and markets, as well as externally through technology partnerships or related-product or business acquisitions.  In addition, we may seek other strategic investments that we believe present good opportunities for the Company and its shareholders. We substantially increased these business development activities in the last half of 2021 and first quarter of 2022.

Off-balance Sheet Arrangements

As of March 31, 2022, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2022 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2022 and March 31, 2021 (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2022 and March 31, 2021, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 13, 2022	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

