Form 10-Q
period 2022-06-30
ELECTRO SENSORS INC
filed 2022-08-02
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 1, 2022 was 3,403,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$6,429	$6,713
Investments	3,052	3,056
Trade receivables, less allowance for doubtful accounts of $11	1,323	1,005
Inventories	1,720	1,663
Other current assets	171	188
Income tax receivable	81	3

Total current assets	12,776	12,628

Deferred income tax asset, net	226	208

Intangible assets, net	13	38

Property and equipment, net	981	1,017

Total assets	$13,996	$13,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$6	$6
Accounts payable	319	349
Accrued expenses	769	342

Total current liabilities	1,094	697

Long-term liabilities
Financing lease, net of current maturities	3	6

Total long-term liabilities	3	6

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,395,521 shares issued and outstanding	339	339
Additional paid-in capital	2,043	2,041
Retained earnings	10,515	10,808
Accumulated other comprehensive gain (unrealized gain on available-for-sale securities, net of income tax)	2	0

Total stockholders’ equity	12,899	13,188

Total liabilities and stockholders’ equity	$13,996	$13,891

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$2,564	$2,462	$4,699	$4,363
Cost of goods sold	1,156	1,086	2,125	1,997

Gross profit	1,408	1,376	2,574	2,366

Operating expenses
Selling and marketing	427	364	873	712
General and administrative	1,125	458	1,628	901
Research and development	221	283	452	486

Total operating expenses	1,773	1,105	2,953	2,099

Operating income (loss)	(365)	271	(379)	267

Non-operating income
Interest income	7	0	8	2

Total non-operating income, net	7	0	8	2

Income (loss) before income tax expense (benefit)	(358)	271	(371)	269

Income tax expense (benefit)	(74)	57	(78)	57

Net income (loss)	$(284)	$214	$(293)	$212

Other comprehensive gain (loss)
Change in unrealized value of available-for-sale securities, net of income tax	$2	$(1)	$2	$(1)
Other comprehensive gain (loss)	2	(1)	2	(1)

Net comprehensive income (loss)	$(282)	$213	$(291)	$211

Net income (loss) per share data:

Basic
Net income (loss) per share	$(0.08)	$0.06	$(0.09)	$0.06
Weighted average shares	3,395,521	3,395,521	3,395,521	3,395,521

Diluted
Net income (loss) per share	$(0.08)	$0.06	$(0.09)	$0.06
Weighted average shares	3,395,521	3,413,444	3,395,521	3,433,609

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

March 31, 2022	3,395,521	$339	$2,042	$10,799	$0	$13,180

Other comprehensive gain					2	2
Stock-based compensation expense			1			1
Net loss				(284)		(284)

Balance June 30, 2022 (unaudited)	3,395,521	$339	$2,043	$10,515	$2	$12,899

March 31, 2021	3,395,521	$339	$2,037	$10,396	$1	$12,773

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			2			2
Net income				214		214

Balance June 30, 2021 (unaudited)	3,395,521	$339	$2,039	$10,610	$0	$12,988

For the six months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2021	3,395,521	$339	$2,041	$10,808	$0	$13,188

Other comprehensive gain					2	2
Stock-based compensation expense			2			2
Net loss				(293)		(293)

Balance June 30, 2022 (unaudited)	3,395,521	$339	$2,043	$10,515	$2	$12,899

December 31, 2020	3,395,521	$339	$2,036	$10,398	$1	$12,774

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			3			3
Net income				212		212

Balance June 30, 2021 (unaudited)	3,395,521	$339	$2,039	$10,610	$0	$12,988

See accompanying notes to unaudited condensed financial statements
6

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from (used in) operating activities

Net income (loss)	$(293)	$212

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation and amortization	78	181
Deferred income taxes	(18)	(28)
Stock-based compensation expense	2	3
Interest accrued on treasury bills	(2)	(2)
Change in:
Trade receivables	(318)	(455)
Inventories	(57)	47
Other current assets	17	(6)
Accounts payable	(30)	137
Accrued expenses	427	293
Income tax receivable/payable	(78)	84

Net cash from (used in) operating activities	(272)	466

Cash flows used in investing activities

Purchases of treasury bills	(4,992)	(8,999)
Proceeds from the maturity of treasury bills	5,000	9,000
Purchase of property and equipment	(17)	(14)

Net cash used in investing activities	(9)	(13)

Cash flows used in financing activities

Payments on financing lease	(3)	(3)

Net cash used in financing activities	(3)	(3)

Net increase (decrease) in cash and cash equivalents	(284)	450

Cash and cash equivalents, beginning	6,713	1,090
Cash and cash equivalents, ending	$6,429	$1,540

Supplemental cash flow information
Cash paid for income taxes	$17	$1

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2022 and for the three and six-month periods ended June 30, 2022 and 2021, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

Electro-Sensors, Inc. (the "Company") manufactures and markets a complete line of monitoring and control systems for a wide range of industrial machine applications. The Company uses leading-edge technology to continuously improve its products, with the ultimate goal of manufacturing the industry-preferred product for each of our served markets. The Company sells these products through an internal sales staff, manufacturers’ representatives, and distributors to a wide range of industries that use the products in a variety of applications to monitor process machinery operations. The Company markets its products to customers located throughout the United States, Canada, Latin America, Europe, and Asia.

Information regarding our recently announced merger agreement is presented in Note 5.

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

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2022 and December 31, 2021, due to the short maturity nature of these instruments.

Intangibles

The intangible asset is a technology license.  The Company amortizes the cost of the intangible asset on a straight-line method over the estimated useful life.  During the first six months of 2021, the Company had amortization expense related to the HazardPRO technology, which was fully amortized in the 2021 third quarter.

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

As of June 30, 2022, there was approximately $1 of unrecognized compensation expense related to unvested stock options. The Company expects to recognize this expense over the next three months.

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

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Net Income (Loss) per Common Share

Basic income (loss) per share excludes dilution and is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities such as options were exercised or converted into common stock.  Diluted net income (loss) per share is determined by dividing net income (loss) by the weighted-average common shares outstanding during the period.

Diluted earnings per share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares would have an anti-dilutive effect.  Diluted EPS also excludes the impact of common shares issuable upon the exercise of outstanding stock options in periods in which the option exercise price is greater than the average market price of our common stock during the period.

For the three-month periods ended June 30, 2022 and 2021, 332,500 and 314,577, respectively, weighted average common shares for underlying stock options have been excluded from the calculation. For the six-month periods ended June 30, 2022 and 2021, 332,500 and 294,412 respectively, weighted average common shares for underlying stock options have been excluded from the calculation.

New Accounting Standard Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. In accordance with ASU 2019-10 and ASU 2020-02, ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We are evaluating the potential impact of ASU 2016-13 on our financial statements.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of two private U.S. companies. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to four months at June 30, 2022.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2022
Commercial Paper	$1,141	$0	$0	$1,141
Treasury Bills	7,983	6	0	7,989
Equity Securities	54	2	0	56
	9,178	8	0	9,186
Less Cash Equivalents	6,130	4	0	6,134
Total Investments, June 30, 2022	$3,048	$4	$0	$3,052

December 31, 2021
Commercial Paper	$1,520	$0	$0	$1,520
Treasury Bills	8,000	0	0	8,000
Equity Securities	54	2	0	56
	9,574	2	0	9,576
Less Cash Equivalents	6,520	0	0	6,520
Total Investments, December 31, 2021	$3,054	$2	$0	$3,056

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2022

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,141	$1,141	$1,141	$0	$0
Treasury bills	4,993	4,993	4,993	0	0
Treasury bills - maturity date greater than three months	2,996	2,996	2,996	0	0
Equity Securities	56	56	0	0	56

December 31, 2021

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,520	$1,520	$1,520	$0	$0
Treasury bills	5,000	5,000	5,000	0	0
Treasury Bills - maturity date greater than three months	3,000	3,000	3,000	0	0
Equity Securities	56	56	0	0	56

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

FOR THE PERIOD ENDED JUNE 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2022	December 31, 2021

Raw Materials	$1,158	$1,129
Work In Process	285	257
Finished Goods	287	287
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$1,720	$1,663

ELECTRO-SENSORS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022
(in thousands except share and per share amounts)
(unaudited)

Note 5. Merger Agreement with Mobile X Global, Inc.

On June 10, 2022, Electro-Sensors, Inc. (“ELSE” or “Electro-Sensors”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile X Newco, Inc., a Delaware corporation, a wholly owned subsidiary of ELSE (the “Merger Sub”), and Mobile X Global, Inc., a Delaware corporation (“Mobile X”) (together with ELSE and Merger Sub the “Parties”).  Mobile X Global, Inc. is a new entrant in the global mobile industry founded by its CEO Peter Adderton.  Mobile X plans to launch a new mobile wireless brand called Mobile X in the United States in 2022, enabled by a network agreement with a major carrier.

The Merger is structured as a statutory reverse triangular merger under Delaware and Minnesota law, under which Merger Sub will be merged with and into Mobile X Global, Inc., with Mobile X Global, Inc. surviving the Merger and becoming a wholly owned subsidiary of ELSE. In connection with the Merger, ELSE will reincorporate in Delaware, be re-named Mobile X Global, Inc., and operate both the new MobileX wireless business and the existing Electro-Sensors business. The Merger Agreement also provides that Electro-Sensors, Inc. will effect a four-for-one reverse stock split shortly before completion of the Merger, unless the Parties agree on a different reverse split ratio.

In connection with the execution of the Merger Agreement, a third-party institutional investor has entered into a commitment letter with Mobile X Global, Inc. to provide equity financing in the form of convertible preferred stock of up to $20.0 million upon closing of the Merger. The commitment is subject to diligence and definitive agreements satisfactory to the third-party institutional investor, including an agreement for a $50.0 million equity line of credit to be provided by the investor. The equity line of credit would provide significant additional liquidity, at the option of Mobile X. The commitment letter terminates on October 31, 2022.

It is anticipated that, immediately after the Merger, former Mobile X stockholders will own approximately 76% of the combined company, legacy ELSE shareholders will own approximately 11% of the combined company, and that the third-party institutional investor noted above (or an alternative investor agreed to by the Parties to the Merger Agreement) and certain other investors will own approximately 13% of the combined company, all based on current ownership of ELSE and Mobile X, and assuming the closing of $20.0 million of equity financing on the terms contained in the commitment letter from the third-party institutional investor noted above.

ELSE expects the approximately 325,000 of currently outstanding options to acquire ELSE shares to be exercised in connection with the Merger prior to the record date of the cash dividend discussed below. Assuming this exercise, and based on the relative valuations agreed to by Mobile X and ELSE, and after giving effect to the reverse stock split at a ratio of four-for-one, the legacy ELSE shareholders would own approximately 932,005 shares, the Mobile X stockholders would own approximately 6,668,294 shares, the third-party institutional investor noted above (or an alternative investor agreed to by the Parties to the Merger Agreement) would own approximately 1,066,860 shares (on an as-converted to common basis) assuming the closing of $20.0 million of equity financing on the terms in the commitment letter, and approximately 75,851 shares would be held by others.

In addition to their continuing interest in the combined company, legacy Electro-Sensors shareholders as of a record date to be determined before the closing of the Merger would  receive special cash dividends expected to be approximately $18.0 million in the aggregate, with the amount of the dividends possibly adjusted based on the amount of ELSE transaction expenses and its working capital balance at the closing of the Merger, and further adjusted for indebtedness, if any, and transaction bonuses, if any, approved by the ELSE board of directors. Aggregate cash dividends of $18.0 million would be approximately $4.83 per share based on the current, pre-reverse split, fully diluted shares of Electro-Sensors.

ELECTRO-SENSORS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022
(in thousands except share and per share amounts)
(unaudited)

Closing of the Merger is subject to specified conditions, including, among other matters: (i) the approval by Mobile X stockholders and ELSE shareholders of the Merger; (ii) a registration statement becoming effective under the Securities Act of 1933, as amended, related to the shares being issued to the Mobile X stockholders in the Merger and the clearance of the proxy statement related to the approval by the ELSE shareholders of the Merger; (iii) receipt of $20.0 million in third party equity financing; (iv) listing of the combined company's common stock on Nasdaq; and (v) the filing of an amendment to ELSE 's Articles of Incorporation to increase the number of shares of common stock authorized for issuance to a number at least large enough to consummate the Merger, allowing the issuance of shares to former Mobile X stockholders and any third-party investors, after giving effect to the reverse stock split described above.

In connection with the execution of the Merger Agreement, Electro-Sensors' directors, officers, and certain major shareholders, who collectively own a majority of Electro-Sensors' outstanding shares, have entered into agreements with Mobile X to vote their shares in favor of the Merger at a special meeting of shareholders to be held before the closing of the Merger on a date to be announced. In addition, directors, officers and certain major stockholders of Mobile X, who collectively own a majority of Mobile X's outstanding shares, have entered into similar voting agreements. No written consents have been granted nor have any votes been cast. The Voting Agreements may be terminated in connection with a termination of the Merger Agreement. Closing will follow the special meeting of shareholders of Electro-Sensors, consent of stockholders of Mobile X Global, and satisfaction of other customary and specified closing conditions, including the U.S. Securities and Exchange Commission ("SEC") having declared effective a registration statement, and The Nasdaq Stock Market having approved the listing of the common stock of the combined company.

A full description of the terms of the Merger Agreement will be provided in a combined Form S-4 Registration Statement/Proxy Statement for the shareholders of ELSE (the “Merger Proxy Statement”) to be filed with the SEC.  ELSE urges investors, shareholders, and other interested persons to read, when available, the preliminary proxy statement as well as other documents filed with the SEC because these documents will contain important information about ELSE, Mobile X, and the proposed transaction.  The definitive Merger Proxy Statement will be mailed to ELSE shareholders as of a record date to be established for voting on the proposed transaction.  Shareholders will also be able to obtain a copy of the definitive Merger Proxy Statement (when available), without charge, by directing a request to: Electro-Sensors, Inc., 6111 Blue Circle Drive, Minnetonka MN 55343.  The preliminary and definitive proxy statement, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov).

The Company expects the Merger to close in the second half of 2022.

Note 6. Subsequent Events

On July 15, 2022, three Company directors exercised their stock options. Each director had options to purchase 2,500 shares at an exercise price of $4.15.  The total amount received by the Company for the exercise of the options was $31.

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

This Form 10-Q also includes certain forward-looking statements concerning Electro-Sensors, Mobile X Global and the proposed transactions within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding future financial performance, future growth, and the development of future products and services; the benefits of the proposed transactions, including anticipated growth and synergies; the combined company’s plans, objectives and expectations and intentions; the expected timing of the proposed transactions; and future acquisitions. These statements are based on current expectations or beliefs and are subject to uncertainty and changes in circumstances. There can be no guarantee that the proposed transactions described in this Form 10-Q will be completed, or that they will be completed as currently proposed, or at any particular time. Actual results may vary materially from those expressed or implied by the statements here due to changes in economic, business, competitive or regulatory factors, and other risks and uncertainties affecting the operation of Electro-Sensors as well as the business of Mobile X Global. Many of these risks, uncertainties and contingencies related to Electro-Sensors are presented in Electro- Sensors’ Annual Report on Form 10-K and, from time to time, in Electro-Sensors’ other filings with the SEC. These and other risks related to the business of Mobile X Global will be presented in the proxy statement/prospectus/consent solicitation statement to be filed with the SEC.

The information here should be read considering these risks and the following considerations: the ability of the merger parties to obtain definitive investment documents and close on the equity investments necessary to complete the Merger; the ability of MobileX to successfully launch its business, attract subscribers, and achieve the levels of customer service, revenues and costs that it currently expects; the ability of the combined company to successfully maintain a Nasdaq Capital Market listing; the ability of the combined company to successfully access the capital markets to finance expansion and acquisitions; the ability of the combined company to identify and acquire appropriate acquisition targets and successfully integrate these companies into its operations; the ability of the combined company to achieve synergies between its legacy sensor business and its new MobileX business; the conditions to the  closing of the Merger may not be satisfied or an event, change or other circumstance could occur that could give rise to the termination of the Merger Agreement; the Merger may involve unexpected costs, liabilities or delays, resulting in the Merger not being consummated within the expected time period; risks that the announced merger may disrupt current  Electro-Sensors plans and operations or that the business or stock price of Electro-Sensors may suffer as a result of uncertainty surrounding the Merger; the outcome of any legal proceedings related to the Merger; and Electro-Sensors or Mobile X Global may be adversely affected by other economic, business, or competitive factors.  Additional information regarding the merger is available in Note 5 to the financial statements.

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

	Three Months Ended June 30		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.1	44.1	45.2	45.8
Gross profit	54.9	55.9	54.8	54.2

Operating expenses
Selling and marketing	16.7	14.8	18.5	16.3
General and administrative	43.9	18.6	34.6	20.7
Research and development	8.6	11.5	9.6	11.1
Total operating expenses	69.2	44.9	62.7	48.1

Operating loss	(14.3)	11.0	(7.9)	6.1

Non-operating income
Interest income	0.3	0.0	0.2	0.0
Total non-operating income, net	0.3	0.0	0.2	0.0

Loss before income tax benefit	(14.0)	11.0	(7.7)	6.1

Income tax benefit	(2.9)	2.3	(1.7)	1.3

Net loss	(11.1)%	8.7%	(6.0)%	4.8%

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2022 and 2021.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended June 30, 2022 were $2,564, an increase of $102, or 4.1%, from $2,462 during the comparable period in 2021. Net sales for the six months ended June 30, 2022 were $4,699, an increase of $336, or 7.7%, from $4,363 during the comparable period in 2021. The increased sales were driven by broad-based strength in agricultural applications, including commodity refining and biofuels.

Gross Profit

Gross profit for the second quarter of 2022 increased $32 to $1,408, or 2.3%, over the same period in 2021. Gross profit for the six months ended June 30, 2022 increased $208 to $2,574, or 8.8%, over the same period in 2021. Gross margin decreased in the second quarter of 2022 to 54.9% from 55.9% during the same period in 2021. Gross margin for the six months ended June 30, 2022 increased to 54.8% from 54.2% over the same period in 2021. The decrease in gross margin for the second quarter was due to a increase in raw material costs.  The increase in gross margin for the six months ended June 30, 2022  was primarily due to improved factory utilization, partially offset by increases in raw material costs.

Operating Expenses

Total operating expenses increased $668, or 60.5% to $1,773 for the second quarter of 2022 compared to the same period in 2021, and increased as a percentage of net sales to 69.2% from 44.9%. Total operating expenses increased $854, or 40.7%, for the six months ended June 30, 2022 compared to the same period in 2021, and increased as a percentage of net sales to 62.7% from 48.1%. The increase in operating expenses was primarily due to increases in legal and professional fees directly related to the pending merger with Mobile X as discussed in Note 5 to the financial statements.

●

Selling and marketing expenses in the second quarter of 2022 increased $63 to $427, or 17.3%, from the same period in 2021 and increased as a percentage of net sales to 16.7% from 14.8%. Selling and marketing expenses in the six months ended June 30, 2022 increased $161 to $873, or 22.6%, from the same period in 2021 and increased as a percentage of net sales to 18.5% from 16.3%. The increase for both periods was primarily due to additional sales headcount, and increased travel and tradeshow related expenses.  The increase in tradeshow expenses in 2022 occurred because a majority of tradeshows in 2021 were held during the third quarter.

●

General and administrative expenses increased $667 to $1,125, or 145.6%, in the second quarter of 2022 compared to the same period in 2021 and increased as a percentage of net sales to 43.9% from 18.6%. General and administrative expenses increased $727 to $1,628, or 80.7%, for the six months ended June 30, 2022 compared to the same period in 2021 and increased as a percentage of net sales to 34.6% from 20.7%. The increase for both periods was primarily due to increased legal and other professional fees related to the June 10, 2022 execution of the Merger Agreement and pending related filings, partially offset by a decrease in amortization expense related to the HazardPRO technology, which was fully amortized in the third quarter of 2021.

●

Research and development expenses decreased $62 to $221, or 21.9%, in the second quarter of 2022 from the same period in 2021 and decreased as a percentage of net sales to 8.6% from 11.5%. Research and development expenses decreased $34 to $452, or 7.0%, in the six months ended June 30, 2022 from the same period in 2021 and decreased as a percentage of net sales to 9.6% from 11.1%. The decrease for both periods was due to lower third party engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income increased by $6, or 300.0%, for the six months ended June 30, 2022 compared to the same period in 2021.

Income (Loss) Before Income Tax Expense (Benefit)

Loss before income tax benefit was $358 for the second quarter of 2022, representing a decrease of $629 compared to an income before income tax expense of $271 for the same period in 2021. Loss before income tax benefit was $371 for the six months ended of June 30, 2022, representing a decrease of $640 compared to an income before income tax expense of $269 for the same period in 2021. The decrease for both periods was primarily the result of higher legal and other professional fees related to the pending merger.

Income Tax Expense (Benefit)

Income tax benefit was $74, or (2.9)% of net sales in the second quarter of 2022 compared to an income tax expense of $57, or 2.3% of net sales in the second quarter of 2021. The income tax benefit was $78, or (1.7)% of net sales, in the six months ended June 30, 2022 compared to an income tax expense of $57, or 1.3% of net sales, for the six months ended June 30, 2021. The decrease in both periods is due to loss before income tax benefit in 2022 compared to a net income before income tax in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,429 at June 30, 2022 and $6,713 at December 31, 2021. The decrease was primarily the result of an increase in cash used in operating activities discussed below.

Cash used in operating activities was $272 for the six months ended June 30, 2022 as compared to cash generated from operating activities of $466 for the six months ended June 30, 2021. The $738 increase in cash used in operations was due primarily to an increase in the net loss.  The 2022 net loss compared to the 2021 net income was primarily due to the increase in legal and professional fees related to the merger expenses.

Cash used in investing activities was $9 for the six months ended June 30, 2022 compared to $13 for the six months ended June 30, 2021. The decrease in cash used in investing activities was due to a decrease in Treasury Bill maturities classified as investments during 2022.

Cash used in financing activities in the six months ended June 30, 2022 and 2021 was $3 for both periods.

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

Future Corporate and Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies, and markets, as well as externally through technology partnerships or related-product or business acquisitions.  In addition, we continued to explore other strategic investments that we believed presented good opportunities for the Company and its shareholders. We substantially increased these business development activities in the second half of 2021 and first half of 2022.  On June 10, 2022, we announced that we had entered into the Merger Agreement with Mobile X Global, Inc.

Off-balance Sheet Arrangements

As of June 30, 2022, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2022 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None
Item 1A. Risk Factors – Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosures – Not Applicable
Item 5. Other Information – None

Item 6. Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended

3.2	Bylaws, as amended June 10, 2022

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and June 30, 2021 (iii) Condensed Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2022 and June 30, 2021, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

August 2, 2022	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

