Form 10-Q
period 2022-09-30
ELECTRO SENSORS INC
filed 2022-11-14
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 11, 2022 was 3,403,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Periods Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$9,518	$6,713
Investments	56	3,056
Trade receivables, less allowance for doubtful accounts of $11	1,180	1,005
Inventories	1,790	1,663
Other current assets	175	188
Income tax receivable	56	3

Total current assets	12,775	12,628

Deferred income tax asset, net	223	208

Intangible assets, net	0	38

Property and equipment, net	955	1,017

Total assets	$13,953	$13,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$7	$6
Accounts payable	301	349
Accrued expenses	592	342

Total current liabilities	900	697

Long-term liabilities
Financing lease, net of current maturities	1	6

Total long-term liabilities	1	6

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,403,021 and 3,395,521 shares issued and outstanding, respectively	340	339
Additional paid-in capital	2,075	2,041
Retained earnings	10,637	10,808
Total stockholders’ equity	13,052	13,188

Total liabilities and stockholders’ equity	$13,953	$13,891

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$2,216	$2,154	$6,915	$6,517
Cost of goods sold	1,053	950	3,178	2,947

Gross profit	1,163	1,204	3,737	3,570

Operating expenses
Selling and marketing	357	375	1,230	1,087
General and administrative	497	620	2,125	1,521
Research and development	190	189	642	675

Total operating expenses	1,044	1,184	3,997	3,283

Operating income (loss)	119	20	(260)	287

Non-operating income
Interest expense	(1)	(1)	(1)	(1)
Interest income	36	2	44	4

Total non-operating income, net	35	1	43	3

Income (loss) before income tax expense (benefit)	154	21	(217)	290

Income tax expense (benefit)	32	4	(46)	61

Net income (loss)	$122	$17	$(171)	$229

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$(2)	$0	$0	$(1)
Other comprehensive loss	(2)	0	0	(1)

Net comprehensive income (loss)	$120	$17	$(171)	$228

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.04	$0.01	$(0.05)	$0.07
Weighted average shares	3,401,880	3,395,521	3,397,664	3,395,521

Diluted
Net income (loss) per share	$0.04	$0.00	$(0.05)	$0.07
Weighted average shares	3,482,996	3,439,377	3,397,664	3,435,595

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

June 30, 2022	3,395,521	$339	$2,043	$10,515	$2	$12,899

Exercise of common stock options	7,500	1	30			31
Other comprehensive loss					(2)	(2)
Stock-based compensation expense			2			2
Net income				122		122

Balance September 30, 2022 (unaudited)	3,403,021	$340	$2,075	$10,637	$0	$13,052

June 30, 2021	3,395,521	$339	$2,039	$10,610	$0	$12,988

Stock-based compensation expense			1			1
Net income				17		17

Balance September 30, 2021 (unaudited)	3,395,521	$339	$2,040	$10,627	$0	$13,006

For the nine months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2021	3,395,521	$339	$2,041	$10,808	$0	$13,188

Exercise of common stock options	7,500	1	30			31
Stock-based compensation expense			4			4
Net loss				(171)		(171)

Balance September 30, 2022 (unaudited)	3,403,021	$340	$2,075	$10,637	$0	$13,052

December 31, 2020	3,395,521	$339	$2,036	$10,398	$1	$12,774

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			4			4
Net income				229		229

Balance September 30, 2021 (unaudited)	3,395,521	$339	$2,040	$10,627	$0	$13,006

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from (used in) operating activities

Net income (loss)	$(171)	$229

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation and amortization	117	254
Deferred income taxes	(15)	(24)
Stock-based compensation expense	4	4
Interest accrued on treasury bills	(8)	(2)
Loss on disposal of fixed assets	0	8
Change in:
Trade receivables	(175)	(368)
Inventories	(127)	95
Other current assets	13	(37)
Accounts payable	(48)	(22)
Accrued expenses	250	299
Income tax receivable/payable	(53)	111

Net cash from (used in) operating activities	(213)	547

Cash flows from investing activities

Purchases of treasury bills	(4,992)	(10,999)
Proceeds from the maturity of treasury bills	8,000	14,000
Purchase of property and equipment	(17)	(14)

Net cash from investing activities	2,991	2,987

Cash flows from (used in) financing activities

Proceeds from the exercise of common stock options	31	0
Payments on financing lease	(4)	(4)

Net cash from (used in) financing activities	27	(4)

Net increase in cash and cash equivalents	2,805	3,530

Cash and cash equivalents, beginning	6,713	1,090
Cash and cash equivalents, ending	$9,518	$4,620

Supplemental cash flow information
Cash paid for income taxes	$22	$1
Cash paid for interest	$1	$1

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2022 and for the three and nine-month periods ended September 30, 2022 and 2021, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

In Note 5, we have presented information regarding the Merger Agreement we entered into on June 10, 2022.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2022 and December 31, 2021, due to the short maturity nature of these instruments.

Intangibles

The intangible asset was a technology license, which was fully amortized in September 2022.  The Company amortized the cost of this intangible asset on a straight-line method over the estimated useful life.  During the first eight months of 2021, the Company had amortization expense related to the HazardPRO technology, which was fully amortized in the 2021 third quarter.

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

As of September 30, 2022, all compensation expense related to outstanding stock options has been recognized in the financial statements.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

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

For the three-month periods ended September 30, 2022 and 2021, 243,884 and 288,644, respectively, weighted average common shares for underlying stock options have been excluded from the calculation. For the nine-month periods ended September 30, 2022, and 2021, 325,000 and 292,426 respectively, weighted average common shares for underlying stock options have been excluded from the calculation.

New Accounting Standard Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. In accordance with ASU 2019-10 and ASU 2020-02, ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We are evaluating the potential impact of ASU 2016-13 on our financial statements.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of two private U.S. companies. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to three months at September 30, 2022.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2022
Commercial Paper	$1,198	$0	$0	$1,198
Treasury Bills	7,956	10	0	7,966
Equity Securities	54	2	0	56
	9,208	12	0	9,220
Less Cash Equivalents	9,154	10	0	9,164
Total Investments, September 30, 2022	$54	$2	$0	$56

December 31, 2021
Commercial Paper	$1,520	$0	$0	$1,520
Treasury Bills	8,000	0	0	8,000
Equity Securities	54	2	0	56
	9,574	2	0	9,576
Less Cash Equivalents	6,520	0	0	6,520
Total Investments, December 31, 2021	$3,054	$2	$0	$3,056

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2022

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,198	$1,198	$1,198	$0	$0
Treasury bills	7,966	7,966	7,966	0	0
Equity Securities	56	56	0	0	56

December 31, 2021

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,520	$1,520	$1,520	$0	$0
Treasury bills	5,000	5,000	5,000	0	0
Treasury Bills - maturity date greater than three months	3,000	3,000	3,000	0	0
Equity Securities	56	56	0	0	56

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2022	December 31, 2021

Raw Materials	$1,198	$1,129
Work In Process	293	257
Finished Goods	309	287
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$1,790	$1,663

ELECTRO-SENSORS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2022
(in thousands except share and per share amounts)
(unaudited)

Note 5. Merger Agreement with Mobile X Global, Inc.

On June 10, 2022, Electro-Sensors, Inc. (“ELSE” or “Electro-Sensors”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile X Newco, Inc., a Delaware corporation, a wholly owned subsidiary of ELSE (the “Merger Sub”), and Mobile X Global, Inc., a Delaware corporation (“Mobile X”) (together with ELSE and Merger Sub the “Parties”).  Mobile X Global, Inc. is a new entrant in the global mobile industry founded by its CEO Peter Adderton.  Mobile X plans to launch a new mobile wireless brand called Mobile X in the United States in 2022, enabled by a network agreement with a major carrier.  The financial information in this Note 5 is stated in actual dollars, rather than thousands.

The Merger is structured as a statutory reverse triangular merger under Delaware and Minnesota law, under which Merger Sub will be merged with and into Mobile X Global, Inc., with Mobile X Global, Inc. surviving the Merger and becoming a wholly owned subsidiary of ELSE. In connection with the Merger, ELSE will reincorporate in Delaware, be re-named Mobile X Global, Inc., and operate both the new MobileX wireless business and the existing Electro-Sensors business. The Merger Agreement also provides that Electro-Sensors, Inc. will effect a four-for-one reverse stock split shortly before completion of the Merger, unless the Parties agree on a different reverse split ratio.  If the Merger does not close by January 31, 2023, either Party may terminate the Merger Agreement, subject to specific exceptions set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, a third-party institutional investor entered into a commitment letter with Mobile X Global, Inc. to provide equity financing in the form of convertible preferred stock of up to $20.0 million upon closing of the Merger. The commitment is subject to diligence and definitive agreements satisfactory to the third-party institutional investor, including an agreement for a $50.0 million equity line of credit to be provided by the investor. The equity line of credit would provide additional liquidity, at the option of Mobile X. The commitment letter originally would have terminated on October 31, 2022. On September 20, 2022, Mobile X and the third-party institutional investor extended the commitment letter expiration date to January 31, 2023.

ELSE expects that the 325,000 currently outstanding options to acquire ELSE shares would be exercised in connection with the Merger prior to the record date of the cash dividend discussed below. Assuming this exercise, and based on the relative valuations agreed to by Mobile X and ELSE, and after giving effect to the reverse stock split at a ratio of four-for-one, the legacy ELSE shareholders would own approximately 932,005 (11%) shares, the Mobile X stockholders would own approximately 6,668,294  (76%) shares, the third-party institutional investor noted above (or an alternative investor agreed to by the Parties to the Merger Agreement) would own approximately 1,066,860 (12%) shares (on an as-converted to common basis) assuming the closing of $20.0 million of equity financing on the terms in the commitment letter, and approximately 75,851 (1%) shares would be held by others.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2022
(in thousands except share and per share amounts)
(unaudited)

Closing of the Merger is subject to specified conditions, including, among other matters: (i) the approval by Mobile X stockholders and ELSE shareholders of the Merger; (ii) a registration statement becoming effective under the Securities Act of 1933, as amended, related to the shares being issued to the Mobile X stockholders in the Merger and the clearance of the proxy statement related to the approval by the ELSE shareholders of the Merger; (iii) receipt of $20.0 million in third party equity financing; (iv) listing of the combined company's common stock on Nasdaq; and (v) the filing of an amendment to ELSE's Articles of Incorporation to increase the number of shares of common stock authorized for issuance to a number at least large enough to consummate the Merger, allowing the issuance of shares to former Mobile X stockholders and any third-party investors, after giving effect to the reverse stock split described above.

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

A full description of the terms of the Merger Agreement will be provided in a combined Form S-4 Registration Statement/Proxy Statement for the shareholders of ELSE (the “Merger Proxy Statement”) to be filed with the SEC.  ELSE urges investors, shareholders, and other interested persons to read, when available, the preliminary proxy statement as well as other documents filed with the SEC because these documents will contain important information about ELSE, Mobile X, and the proposed transaction.  The definitive Merger Proxy Statement will be mailed to ELSE shareholders as of a record date to be established for voting on the proposed transaction.  Shareholders will also be able to obtain a copy of the definitive Merger Proxy Statement (when available), without charge, by directing a request to: Electro-Sensors, Inc., 6111 Blue Circle Drive, Minnetonka Minnesota 55343.  The preliminary and definitive proxy statement, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov).

Electro-Sensors, Inc. originally expected the Merger to close in the second half of 2022 and now expects the Merger to close in the first half of 2023.  For a description of risk and other relevant factors regarding the Merger Agreement, see Forward-looking Statements in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 6. Common Stock Options

On July 15, 2022, three Company directors exercised their stock options. Each director exercised options to purchase 2,500 shares at an exercise price of $4.15.  The total amount received by the Company for the exercise of the options was $31.

Note 7. Contingencies

The Company sometimes becomes subject to claims against it in the ordinary course of business.  There are currently no pending or threatened claims against the Company that it believes will have a material adverse effect on its results of operations or liquidity.

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

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Forward-Looking Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as any effect the COVID-19 pandemic and supply chain dynamics may have on the efficiency of our business operations, our customer base and the domestic or worldwide economy.

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

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Comprehensive Income (Loss) expressed as a percentage of net sales.

	Three Months Ended September 30		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.5	44.1	46.0	45.2
Gross profit	52.5	55.9	54.0	54.8

Operating expenses
Selling and marketing	16.1	17.4	17.7	16.6
General and administrative	22.4	28.8	30.7	23.3
Research and development	8.6	8.8	9.3	10.4
Total operating expenses	47.1	55.0	57.7	50.3

Operating income (loss)	5.4	0.9	(3.7)	4.5

Non-operating income
Interest income	1.6	0.1	0.6	0.1
Total non-operating income, net	1.6	0.1	0.6	0.1

Income (loss) before income tax expense (benefit)	7.0	1.0	(3.1)	4.6

Income tax expense (benefit)	1.4	0.2	(0.7)	0.9

Net income (loss)	5.6%	0.8%	(2.4)%	3.7%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2022 and 2021.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended September 30, 2022 were $2,216, an increase of $62, or 2.9%, from $2,154 during the comparable period in 2021. Net sales for the nine months ended September 30, 2022 were $6,915, an increase of $398, or 6.1%, from $6,517 during the comparable period in 2021. The increase during the three-month period was primarily a result of increased sales of HazardPRO wireless hazard monitoring systems. The increase during the nine-month period was primarily a result of increased domestic sales of traditional wired products for industrial automation and agricultural applications.

Gross Profit

Gross profit for the third quarter of 2022 decreased $41 to $1,163, or 3.4%, over the same period in 2021. Gross profit for the nine months ended September 30, 2022 increased $167 to $3,737, or 4.7%, over the same period in 2021. Gross margin decreased in the third quarter of 2022 to 52.5% from 55.9% during the same period in 2021. Gross margin for the nine months ended September 30, 2022 decreased to 54.0% from 54.8% over the same period in 2021. The decrease in gross margin for both periods was primarily due to an increase in raw material costs across all product lines.

Operating Expenses

Total operating expenses decreased $140, or 11.8% to $1,044 for the third quarter of 2022 compared to the same period in 2021, and decreased as a percentage of net sales to 47.1% from 55.0%. Total operating expenses increased $714, or 21.7%, for the nine months ended September 30, 2022 compared to the same period in 2021, and increased as a percentage of net sales to 57.7% from 50.3%. The increase in operating expenses in the 2022 nine-month period was primarily due to increases in legal and professional fees directly related to the pending Merger with Mobile X as discussed in Note 5 to the financial statements.

●

Selling and marketing expenses in the third quarter of 2022 decreased $18 to $357, or 4.8%, from the same period in 2021 and decreased as a percentage of net sales to 16.1% from 17.4%. Selling and marketing expenses in the nine months ended September 30, 2022 increased $143 to $1,230, or 13.2%, from the same period in 2021 and increased as a percentage of net sales to 17.7% from 16.6%. The decrease for three-month period was primarily due to decreased tradeshow related expenses, partially offset by additional sales headcount.  The decrease in tradeshow expenses in 2022 occurred because a majority of tradeshows in 2021 were held during the third quarter, versus being held in earlier quarters in 2022. The increase for nine months ended September 30, 2022 was primarily due to additional sales headcount and increased travel expenses.

●

General and administrative expenses decreased $123 to $497, or 19.8%, in the third quarter of 2022 compared to the same period in 2021 and decreased as a percentage of net sales to 22.4% from 28.8%. General and administrative expenses increased $604 to $2,125, or 39.7%, for the nine months ended September 30, 2022 compared to the same period in 2021 and increased as a percentage of net sales to 30.7% from 23.3%. The decrease for three-month period was primarily due to decreased legal and other professional fees related to the June 10, 2022 execution of the Merger Agreement and related matters, described in Note 5 to the financial statements and amortization expense related to the HazardPRO technology, which was fully amortized in the third quarter of 2021.  The increase for the nine months ended September 30, 2022 was primarily due to increased legal and other professional fees related to the Merger Agreement and related matters, partially offset by a decrease in amortization expense related to the HazardPRO technology.

●

Research and development expenses increased $1 to $190, or 0.5%, in the third quarter of 2022 from the same period in 2021 and decreased as a percentage of net sales to 8.6% from 8.8%. Research and development expenses decreased $33 to $642, or 4.9%, in the nine months ended September 30, 2022 from the same period in 2021 and decreased as a percentage of net sales to 9.3% from 10.4%. The decrease for the nine-month period was due to lower third-party engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income increased by $40, or 1,333.3%, for the nine months ended September 30, 2022 compared to the same period in 2021.  The increase is the result of additional interest income earned as a result of higher interest rates of Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Income before income tax expense was $154 for the third quarter of 2022, representing an increase of $133 compared to income before income tax expense of $21 for the same period in 2021. Loss before income tax benefit was $217 for the nine months ended of September 30, 2022, representing a decrease of $507 compared to an income before income tax expense of $290 for the same period in 2021. The increase for third quarter was primarily the result of lower operating expenses as discussed above.  The decrease for nine-month period was primarily the result of higher legal and other professional fees related to the Merger Agreement and related matters.

Income Tax Expense (Benefit)

Income tax expense was $32 or 1.4% of net sales in the third quarter of 2022 compared to $4 or 0.2% of net sales in the third quarter of 2021. The income tax benefit was $46 or (0.7)% of net sales, in the nine months ended September 30, 2022 compared to an income tax expense of $61 or 0.9% of net sales, for the nine months ended September 30, 2021. The increase in the third quarter is due to a higher income before income tax expense in 2022. The decrease in the nine-month period is due to loss before income tax benefit in 2022 compared to a net income before income tax in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $9,518 at September 30, 2022 and $6,713 at December 31, 2021. The increase was primarily the result of an increase in Treasury Bills classified as cash equivalents as of September 30, 2022 as compared to September 30, 2021.

Cash used in operating activities was $213 for the nine months ended September 30, 2022 as compared to cash generated from operating activities of $547 for the nine months ended September 30, 2021. The $760 increase in cash used in operations was due primarily to an increase in the net loss.  The 2022 net loss compared to the 2021 net income was primarily due to the increase in legal and professional fees related to the Merger Agreement and related matters.

Cash from investing activities was $2,991 for the nine months ended September 30, 2022 compared to $2,987 for the nine months ended September 30, 2021. The increase in cash from investing activities was due to an increase in Treasury Bill maturities as compared to the purchase price for Treasury Bills classified as investments.

Cash from financing activities in the nine months ended September 30, 2022 was $27 as compared to cash used in financing activities of $4 for the nine months ended September 30, 2021.  In the third quarter of 2022, three directors exercised 7,500 stock options for a total exercise price of $31.

Subject to the following sections, entitled "COVID-19 Pandemic Discussion" and "Supply Chain Dynamics," the Company believes its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, and corporate and business development initiatives and that cash on hand and any cash generated from operations will be sufficient to meet these cash requirements through at least the next 12 months.

COVID-19 Pandemic Discussion

While many regions of the United States have reduced the various restrictions implemented beginning in 2020, many of our customers and potential customers continue to operate under modified and changing restrictions based on the number of local or regional COVID-19 cases.  The lingering effects of COVID-19 creates uncertainty in our business and may negatively affect our 2022 financial results.

Supply Chain Dynamics

We traditionally have had one or more robust sources for production components and materials.  However, we are continuing to experience disruptions in our supply chain, resulting in difficulty sourcing some parts and materials. Additionally, we are experiencing price increases for many of the components used in our products. In certain situations, we are modifying product designs to accommodate new components that are more readily available.  There is no guarantee that we will continue to be successful in updating these designs and sourcing alternative components, and we could experience significant delays or run out of certain components and materials. We are also seeing delays in shipping and transportation services, which may adversely affect our ability to make timely deliveries to our customers. Furthermore, the labor market for qualified employees able to fill our production positions is challenging and may result in delays in filling open positions.  While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

Future Corporate and Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies, and markets, as well as externally through technology partnerships or related-product or business acquisitions.  In addition, we continued to explore other strategic investments that we believed presented good opportunities for the Company and its shareholders. We substantially increased these business development activities in the second half of 2021 and first nine months of 2022.  On June 10, 2022, we announced that we had entered into the Merger Agreement with Mobile X Newco, Inc. and Mobile X Global, Inc.

Off-balance Sheet Arrangements

As of September 30, 2022, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2022 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and September 30, 2021 (iii) Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2022 and September 30, 2021, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 14, 2022	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

