Form 10-K
period 2022-12-31
ELECTRO SENSORS INC
filed 2023-03-17
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-09587

ELECTRO-SENSORS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0943459
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6111 Blue Circle Drive Minnetonka, Minnesota55343-9108
(Address of principal executive offices, including zip code)

(952) 930-0100
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ELSE	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐No ☒

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company☒
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

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $9,700,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2022.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 16, 2023 was 3,428,021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2022

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

      Speed Monitoring Systems

Our speed monitoring systems compare revolutions per minute or speed against acceptable rates as determined by our customers. These systems vary in complexity, from simple systems that detect slow-downs or stoppages, to sophisticated systems that warn of deviations from precise tolerances and that permit various subsidiary operations to be determined through monitoring shaft speed.

Our speed monitoring systems also include a line of products that measure production counts or rates, such as number of parts, gallons per minute, or board feet. These speed monitoring systems include alarm systems, tachometers, and other devices that translate impulses from the sensors into alarm signals utilized by our customers.

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

     Vibration Monitoring Products

Our vibration monitors alert operators when the vibration of a machine in a production system exceeds or is less than a specified level.

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

HazardPROTM We market our wireless hazard technology monitoring system under the HazardPRO product name. This integrated hazard monitoring system captures and displays key information in an intuitive format allowing the user to quickly and comprehensively understand the status and history of the user's processes.  The simple but powerful interface provides insight into a customer's internal operations as they strive to maximize safety and facility runtime, while minimizing costs associated with unscheduled maintenance and unplanned downtime.  The HazardPRO system has been approved for use in hazardous dust environments by a third-party nationally recognized testing laboratory.

The HazardPRO site system manager software efficiently collects data from all sensors in a customer's monitoring system, with effective wireless monitoring across a widely dispersed area.  We have also added a complete antenna pair mounting system to the product line for easy and accurate customer installation.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors, both nationally and internationally.   In 2022, we had international sales through distributors in the following countries; Canada, Mexico, Brazil, Chile, Peru, United Kingdom, Ukraine, Egypt, South Africa, India, Australia, China, the Republic of Korea, Vietnam, Malaysia, Philippines, Thailand, and Singapore. Sales to customers outside the United States represented approximately 10% of sales in 2022. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers operate in a wide range of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

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

We advertise in national industrial periodicals that cover a range of industries and attend several local, national and international industry tradeshows throughout the year. We also use our corporate website and other related industry websites for advertising and marketing purposes.

Competition

We face substantial competition in the sale of our production monitoring sensors and systems from a broad range of industrial and commercial businesses. Among our competitors are 4B Components Ltd., Maxi-Tronic, Inc., Siemens Corporation, and Ag Growth International Inc. (AGI). We believe our competitive advantages include our products' superior design and quality, and the fact that we sell our products as ready-to-install units that can be used in a wide range of applications. Our major challenges include the fact that several of our competitors are larger, may have better established names, have a broader range of sensing instruments, and have larger sales forces and capital resources.

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we typically do not depend on any single source for these supplies and materials. In 2022, we continued to experience disruptions in our supply chain, resulting in difficulty sourcing parts.  Additionally, we experienced price increases for many of the components used in our products.  In some situations, we have and are modifying product designs to accommodate new components that are more readily available or have a lower cost.  There is no guarantee that we have and will continue to be successful in updating these designs and sourcing alternative components and material.  We also continue to experience periodic delays in our shipping and transportation services, which may affect our ability to make timely deliveries to our customers.  We continue to closely monitor lead times and availability of components.  We are continually assessing our inventory levels and may take actions as necessary to minimize disruptions to our supply chain such as maintaining larger levels of inventories than we have in the past, but these actions may not be successful if significant disruptions occur.

Customers

We do not depend upon a single or a few customers for 10% or more portion of our sales.

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

We seek to protect our trade secrets and proprietary intellectual property, including know-how, in part, through confidentiality agreements with employees, consultants, and other parties. However, we cannot ensure these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

Seasonality

Generally, the Company experiences seasonality in the sale of its products with the second and third calendar quarters historically the strongest.

Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product or business acquisitions.  In addition, we may make strategic or other investments that we believe present opportunities for the Company and its shareholders.  On June 13, 2022 we announced that we had entered into a merger agreement with Mobile X Global, Inc.  On January 30, 2023, we announced that the merger agreement had been terminated and that the Company's Board of Directors had established a special committee to explore and pursue business development and other strategic alternatives.

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

Research and Development

We invest in research and development programs to develop new products and to integrate state-of-the-art technology into our existing products. We undertake development projects based upon the identified specific needs of the markets we serve.  Our "Management's Discussion and Analysis of Financial Condition and Results of Operations” section further describes our research and development expenditures.

Our future success depends in part upon our ability to develop new products in our varying segments. Difficulties or delays in our ability to develop, produce, test, market, and deliver new products could have a material adverse effect on future sales growth.

Compliance with Environmental Laws

Compliance with federal, state and local environmental laws has only a nominal effect on current or anticipated capital expenditures and has had no material effect on earnings or on our competitive position.

Human Capital

As of December 31, 2022, the Company had 35 employees, all of whom, except one, are full-time and all are based in the United States.  We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

The Company views its employees and culture as keys to its success.  The Company aims to attract and retain qualified personnel and provides wages and benefits that are competitive locally to reward employees for performance.  The Company values innovation, inclusion and diversity, safety and engagement as we believe these are keys to attract, develop, and retain the best talent.

The health and safety of our employees is our top priority.  In response to the COVID-19 pandemic, the Company implemented a workplace safety plan, following CDC guidelines and federal and local mandates, to protect employees and minimize the potential risk of an outbreak within the Company.  We believe the Company has generally been successful implementing appropriate measures to protect the health and safety of its employees while maintaining business continuity and high levels of service to our customers.

Our ability to maintain a competitive position and to continue to develop and market new products depends, in part, on our ability to retain key employees and qualified personnel. If we are unable to retain our key employees, or recruit and train others, our product development, marketing and sales could be adversely affected.

Fluctuations in Operating Results

We have experienced fluctuations in our past operating results and expect to experience fluctuations in the future.  These fluctuations may affect the market price of our common stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, supply chain disruptions, downturns in the markets we serve, geopolitical events, and economic disruptions such as weather-related events. Because fluctuations may occur, we caution investors that results of our operations for recent periods may not accurately predict how we will perform in the future. We cannot ensure that we will achieve revenue or earnings growth.

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology

Our business depends on our periodically introducing new and enhanced products and solutions for customer needs. Our product development efforts require us to commit financial resources, personnel and time, usually in advance of significant market demand for these products. In order to compete, we must anticipate both future demand and the technology available to meet that demand. We cannot ensure that our research and development efforts will lead to new products or product innovations that can be made available to or will be accepted by the market.

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. We make forward-looking statements throughout this Annual Report, but primarily in this Item 1 and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. These include statements relating to our beliefs and expectations and intentions with respect to (i) our growth and profitability, (ii) our marketing and product development, (iii) our ability to continue to obtain parts and materials for our products from various manufacturers and distributors in a timely manner and at reasonable prices, (iv) the value of our intellectual property, (v) our competitive position in the marketplace, (vi) the effect of governmental regulations on our business, (vii) our employee relations, (viii) the adequacy of our facilities, (ix) our intention to develop new products, (x) the possibility of us acquiring compatible businesses or product lines as part of our growth strategy, and (xi) our future cash requirements and use of cash.

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

●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us; and

●	the fact that we cannot guarantee that the special committee our Board formed in January 2023 to explore and pursue business development and other strategic alternatives will be successful in enhancing shareholder value.
10

Item 1A.                  Risk Factors.

This item is not required for smaller reporting companies, but above under “Forward-Looking Statements,” we discuss some of the risk factors that are relevant to our business and operating results.

Item 2.                    Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2023.

Item 3.                     Legal Proceedings.

We are not the subject of any material legal proceedings as of the date of this filing and we are not aware of any material threatened litigation.

Item 4.                    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Capital Market of The Nasdaq Stock Market® under the symbol “ELSE.”

Based on data provided by our transfer agent, as of February 28, 2023, we had 64 shareholders of record who held 839,669 shares of the Company’s common stock. In addition, nominees held an additional 2,588,352 shares for approximately 1,250 shareholders holding shares in street name.

From time to time, we may be required to repurchase our common stock as a result of Employee Stock Ownership Plan ("ESOP") obligations described in Note 11 to our 2022 financial statements. We did not repurchase any common stock during the years ended December 31, 2022 and 2021.

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

RESULTS OF OPERATIONS

The following table contains selected financial information, for the years indicated, from our statements of comprehensive income expressed as a percentage of net sales.

	Years Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	46.4	45.7
Gross profit	53.6	54.3

Operating expenses
Selling and marketing	16.8	16.0
General and administrative	28.0	23.1
Research and development	9.3	10.2
Total operating expenses	54.1	49.3

Operating income (loss)	(0.5)	5.0

Non-operating income
Interest income	1.2	0.1
Other income	0.0	0.2
Total non-operating income, net	1.2	0.3

Income before income taxes	0.7	5.3

Income tax expense (benefit)	(0.3)	0.6

Net income	1.0%	4.7%

The following paragraphs discuss the Company’s performance for years ended December 31, 2022 and 2021.

Comparison of 2022 vs 2021 (dollars in thousands)

Net Sales

Net sales for 2022 were $9,029, an increase of $422, or 4.9%, from $8,607 in 2021.  The increase in sales included increases in both wired and HazardPRO wireless sensors and systems.  Sales growth was driven primarily by increased domestic sales for agricultural and industrial automation applications.

Gross Profit

Gross profit for 2022increased $164, or 3.5%, to $4,841 from $4,677 in 2021.  Gross margin in 2022 was 53.6% compared to 54.3% in 2021. The decrease in gross margin was primarily due to an increase in raw material costs across all product lines.

Operating Expenses

Total operating expenses increased $642, or 15.2%, to $4,878 in 2022 from $4,236in 2021, and increased as a percentage of net sales to 54.1% from 49.3%.  The increase in operating expense dollars was primarily due to increases in legal and other professional fees associated with the announced merger with Mobile X Global, Inc. (Mobile X) that was terminated in January 2023 and to additional sales headcount.

●

Selling and marketing expenses increased $143, or 10.4%, to $1,516 in 2022 from $1,373 in 2021, and increased as a percentage of net sales to 16.8% from 16.0%. The increase was primarily due to additional sales headcount and increased travel expenses.

●

General and administrative expenses increased $539, or 27.1%, to $2,526 in 2022 from $1,987 in 2021, and increased as a percentage of net sales to 28.0% from 23.1%. The increase was primarily due to legal and other professional fees related to the execution and subsequent termination of the merger agreement with Mobile X and related matters, partially offset by a decrease in amortization expense related to HazardPRO technology which was fully amortized in the third quarter of 2021. Additional information related to the Mobile X merger is provided below in the Non-GAAP Financial Measure section and in Note 9 to the financial statements.

●

Research and development expenses decreased $40, or 4.6%, to $836 in 2022 compared to $876 in 2021, and decreased as a percentage of net sales to 9.3% from 10.2%. The decrease was primarily due to lower third-party engineering costs related to product development and enhancements.

Operating Income (Loss)

Operating loss was $37 in 2022 compared to an operating income of $441 in 2021, a decrease of $478, or 108.4%.  The decrease to an operating loss was primarily the result of higher legal and other professional fees related to the Mobile X merger agreement and related matters.

Non-Operating Income

Non-operating income increased $91 to $109 in 2022 from $18 in 2021, primarily as a result of additional interest income earned as a result of higher interest rates on Treasury Bills.

Equity securities are stated at fair value, and unrealized holding gains and losses are reported in our statements of comprehensive income in the non-operating income section.  All other available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income. Realized gains and losses are determined on the basis of the specific securities sold.

Income Taxes

Income tax benefit was $28 in 2022 compared to an income tax expense of $49 in 2021. The decrease in the tax expense was due primarily to decreased net income before income taxes in 2022 compared to 2021.  We have provided detailed information about our income tax provision in Note 12 to the financial statements.

Net Income

We reported net income of $100 in 2022 compared to $410 in 2021, a decrease of $310, or 75.6%. Basic and diluted earnings per share were $0.03 and $0.12 in 2022 and 2021, respectively.

Non-GAAP Financial Measure

In addition to financial results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company is providing a non-GAAP financial measure in this Form 10-K and an itemized reconciliation between Net Income and Adjusted Net Income, the non-GAAP financial measure.

The Company is using "Adjusted Net Income" as a non-GAAP financial measure to facilitate period-to-period comparisons and analysis of its operating performance and believes it is useful to investors as a supplement to GAAP measures in analyzing, trending and benchmarking the performance and value of the Company’s business. This measure is not intended to be a substitute for those reported in accordance with GAAP, but is provided as supplemental information. This measure may be different from Adjusted Net Income or similar financial measures used by other companies, even when similar terms are used to identify these measures.

As discussed below, to calculate Adjusted Net Income, the Company added back the costs and expenses, less estimated taxes, related to the negotiation and execution of the June 10, 2022 proposed Mobile X merger transaction to Net Income for the years ended December 31, 2022 and 2021.  The Company believes adding back these costs and expenses more accurately portrays the underlying results and trends of the ongoing business.

These expenses continued, at a lower level, into the first quarter of 2023.  On January 30, 2023, the Company and Mobile X jointly agreed to terminate the merger agreement. Although the costs and expenses related to the Company-Mobile X Merger Agreement were incurred primarily in general and administrative expenses, the Company is not presenting any other non-GAAP information because it believes it has adequately set forth these expenses in the Management's Discussion and Analysis section of this Form 10-K.

The Company expended approximately $875 and $304 in legal and other professional fees for the years ended December 31, 2022 and 2021, respectively, related to the Mobile X merger opportunity. These expenses were incurred beginning in the third quarter of 2021 and continued through December 31, 2022. If the merger expense had not been incurred the Company would have reported Net Income of $791 and $650 for the years ended December 31, 2022 and 2021, respectively, which is presented below as Adjusted Net Income. A reconciliation of Adjusted Net Income, a non-GAAP financial measure, to Net Income, a GAAP financial measure is set forth below.

	Years Ended December 31
	2022	2021
Net Income - GAAP	$100	$410
Plus merger related expenses	875	304
Less income taxes on merger expenses	(184)	(64)
Adjusted Net Income	$791	$650

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7,646 and $6,713 at December 31, 2022 and 2021, respectively. The increase was due to the fact that at December 31, 2022 we held more available funds in assets defined as cash and cash equivalents while at December 31, 2021, we held more available funds in assets defined as investments. Working capital was $12,183 at December 31, 2022 compared to $11,931 at December 31, 2021.

Cash used in operating activities was $147 in 2022 compared to cash generated from operating activities of $769 in 2021, a decrease of $916.  The decrease was primarily due to lower net income primarily due to the increase in legal and other professional fees related to the Mobile X merger agreement and related matters.

Cash generated from investing activities in 2022 was $964, compared to $4,860 in 2021. The decrease in cash from investing activities was due to a decrease in maturities of Treasury Bills as compared to the purchase price of Treasury Bills classified as investments. In addition, we purchased $65 and $141 of property, equipment, and intangibles in 2022 and 2021, respectively.

Cash generated from financing activities during 2022 was $116 as compared to cash used in financing activities of $6 during 2021.  During 2022, three non-employee directors and one employee exercised a total of 32,500 stock options for a total exercise price of $122.

Subject to the following section, entitled "COVID-19 Pandemic Discussion" and "Supply Chain Dynamics," the Company believes its ongoing cash usage requirements will be primarily for capital expenditures, potential acquisitions, investments we believe present good opportunities for the Company and its shareholders, research and development, working capital, and growth initiatives.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

COVID-19 Pandemic Discussion

While many regions of the US have reduced the various restrictions implemented beginning in 2020, many customers and potential customers continue to operate under modified and changing restrictions based on the number of local or regional COVID-19 cases.  The lingering effects of COVID-19 creates uncertainty in our business.

Supply Chain Dynamics

We typically have had one or more robust sources for production components and materials.  However, we continue to experience some disruptions in our supply chain, resulting in difficulty sourcing certain parts and materials. Additionally, we are experiencing price increases for many of the components used in our products. In certain situations, we are modifying product designs to accommodate new components that are more readily available.  There is no guarantee that we will continue to be successful in updating these designs and sourcing alternative components, and we could experience significant delays or run out of certain components and materials. We are also experiencing delays in shipping and transportation services, which may adversely affect our ability to make timely deliveries to our customers. Furthermore, the labor market for qualified employees able to fill our production positions is challenging and may result in delays in filling open positions.  While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

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

Economic lives of long-lived assets

We estimate the economic useful life of long-lived assets used in the business. Expected asset lives may be shortened or we may recognize an impairment based on a change in the expected life or use of the asset. If the expected life of an asset is shortened or an impairment recorded, it could result in an additional charge to depreciation expense.  The economic useful life of assets may be greater than we originally estimated.  If the actual useful life is greater than originally estimated, there would be no additional charge to depreciation expense.

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

Valuation of deferred tax assets/liabilities

We estimate our deferred tax assets and liabilities based on current tax laws and rates. The tax laws and rates could change in the future to either disallow the deductions or increase or decrease the tax rates. We recognize changes in deferred tax assets and liabilities in the period in which the tax law changes become effective. Any change in our deferred tax assets or liabilities could have a material negative or positive effect on our income tax expense.

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

Valuation of investments

Our investments in available-for-sale securities are valued at market prices in an open market. The prices are subject to the normal fluctuations that could be either negative or positive. Even though these equity securities were only valued at $56 at December 31, 2022, changes in the value of these equity securities could affect our profitability as the value fluctuates.  Changes in the value of our Treasury Bills do not affect our profitability until the Treasury Bill is sold.  At the time of sale, we recognize the interest earned on the Treasury Bill.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2022 and 2021 and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Company's auditor since 2006.

Minneapolis, Minnesota

March 17, 2023

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2022	2021
ASSETS

Current assets

Cash and cash equivalents	$7,646	$6,713
Treasury Bills	1,980	3,000
Equity securities	56	56
Trade receivables, less allowance for doubtful accounts of $11	1,161	1,005
Inventories	1,745	1,663
Other current assets	214	188
Income tax receivable	11	3

Total current assets	12,813	12,628

Deferred income tax asset	256	208

Intangible assets, net	0	38

Property and equipment, net	975	1,017

Total assets	$14,044	$13,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturity of financing lease	$6	$6
Accounts payable	274	349
Accrued expenses	350	342

Total current liabilities	630	697

Long-term liabilities

Financing lease, net of current maturities	0	6

Total long-term liabilities	0	6

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,428,021 and 3,395,521 shares issued and outstanding, respectively	342	339
Additional paid-in capital	2,163	2,041
Retained earnings	10,908	10,808
Accumulated other comprehensive income (unrealized income on available-for-sale securities, net of income tax)	1	0

Total stockholders’ equity	13,414	13,188

Total liabilities and stockholders’ equity	$14,044	$13,891

See Notes to Financial Statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

	Years Ended December 31,
	2022	2021

Net sales	$9,029	$8,607
Cost of goods sold	4,188	3,930

Gross profit	4,841	4,677

Operating expenses

Selling and marketing	1,516	1,373
General and administrative	2,526	1,987
Research and development	836	876

Total operating expenses	4,878	4,236

Operating income (loss)	(37)	441

Non-operating income

Interest expense	(1)	(1)
Interest income	110	5
Other income	0	14

Total non-operating income, net	109	18

Income before income taxes	72	459

Income tax expense (benefit)	(28)	49

Net income	100	410

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	1	(1)
Other comprehensive income (loss)	1	(1)

Net comprehensive income	$101	$409

Net income per share data

Basic
Net income per share	$0.03	$0.12
Weighted average shares	3,401,137	3,395,521

Diluted
Net income per share	$0.03	$0.12
Weighted average shares	3,432,843	3,444,939

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2020	3,395,521	$339	$2,036	$10,398	$1	$12,774

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			5			5
Net income				410		410

Balance, December 31, 2021	3,395,521	339	2,041	10,808	0	13,188

Exercise of common stock options	32,500	3	119			122
Other comprehensive income					1	1
Stock-based compensation expense			3			3
Net income				100		100

Balance, December 31, 2022	3,428,021	$342	$2,163	$10,908	$1	$13,414

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from (used in) operating activities

Net income	$100	$410

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	145	295
Deferred income taxes	(48)	38
Stock-based compensation expense	3	5
Interest accrued on Treasury Bills	(8)	(2)
Other	0	(7)
Change in:
Trade receivables	(156)	(48)
Inventories	(82)	(91)
Other current assets	(26)	(18)
Accounts payable	(75)	152
Accrued expenses	8	12
Income taxes receivable	(8)	23

Net cash from (used in) operating activities	(147)	769

Cash flows from investing activities

Purchases of Treasury Bills	(6,971)	(11,999)
Proceeds from the maturity of Treasury Bills	8,000	17,000
Purchase of property and equipment	(65)	(141)

Net cash from investing activities	964	4,860

Cash flows from (used in) financing activities

Payments on financing lease	(6)	(6)
Proceeds from the exercise of common stock options	122	0

Net cash from (used in) financing activities	116	(6)

Net increase in cash and cash equivalents	933	5,623

Cash and cash equivalents, beginning	6,713	1,090
Cash and cash equivalents, ending	$7,646	$6,713

Supplemental cash flow information
Cash paid during the year for income taxes	$28	$15
Cash paid during the year for interest	$1	$1

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31,2022 AND 2021

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may, also, be invested in Treasury Bills with an original maturity of three months or less. Cash equivalents are carried at fair value.

The Company maintains its cash and cash equivalents primarily in two bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to significant credit risk on cash.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31,2022 AND 2021

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

As of December 31, 2022, the Company had one customer that accounted for approximately 12% of the accounts receivable balance.  As of December 31, 2021, there were no customers that exceeded 10% of the accounts receivable balance.

Investments

Substantially all the Company’s current investments consist of debt securities issued by the United States Government. The estimated fair value of non-publicly traded securities is based on financial and other factors.  The Company owns equity securities in two non-publicly traded companies.  The executive officer of the two companies is Chairman of the Board of Directors of Electro-Sensors, Inc.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income in non-operating income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2022 and 2021.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2022 and 2021 due to the short term maturity nature of these instruments.

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
26

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

Intangible assets

The intangible asset was a communication technology acquired in October 2019. The Company amortized the cost of the intangible asset on a straight-line method over its estimated useful life, which was complete in the third quarter of 2022.  The Company's HazardPRO technology was fully amortized in the third quarter of 2021.

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $38 and $40 in 2022 and 2021, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $836 and $876 in 2022 and 2021, respectively.

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive gain (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We have a valuation allowance on our deferred tax asset of $252 and $220 at December 31, 2022 and 2021, respectively.

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

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

Net income per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options were exercised or converted into common stock.  For the years ending December 31, 2022 and 2021, respectively, options to purchase 268,294 and 283,082 weighted average common shares have been excluded from the diluted weighted average shares because their effect would be anti-dilutive.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income.

	Income	Shares	Per share amount

2022:
Basic EPS	$100	3,401,137	$0.03
Effect of dilutive stock options		31,706	0.00
Diluted EPS	$100	3,432,843	$0.03

2021:
Basic EPS	$410	3,395,521	$0.12
Effect of dilutive stock options		49,418	0.00
Diluted EPS	$410	3,444,939	$0.12

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2022, the Company had one stock-based compensation plan.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

New Accounting Standard Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, CodificationImprovements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC ParagraphsPursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases(Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. In accordance with ASU 2019-10 and ASU 2020-02, ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2023 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We are evaluating the potential impact of ASU 2016-13 on our financial statements.

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of a private U.S. company.  The commercial paper investment is in U.S. debt with ratings of F1+.  The Treasury Bills have original terms ranging from two months to three months.  Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet at December 31, 2022.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

Equity securities are measured at fair value and unrealized gains and losses are recognized in non-operating income.

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2022
Commercial Paper	$1,377	$0	$0	$1,377
Treasury Bills	7,922	32	0	7,954
Equity Securities	54	2	0	56
	9,353	34	0	9,387
Less Cash Equivalents	7,319	32	0	7,351
Total Investments, December 31, 2022	$2,034	$2	$0	$2,036

December 31, 2021
Commercial Paper	$1,520	$0	$0	$1,520
Treasury Bills	8,000	0	0	8,000
Equity Securities	54	2	0	56
	9,574	2	0	9,576
Less Cash Equivalents	6,520	0	0	6,520
Total Investments, December 31, 2021	$3,054	$2	$0	$3,056

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	Years Ended December 31,
	2022	2021
Unrealized Gains
Unrealized holding gains arising during the period	$1	$0
Less: Reclassification of gains included in net income	0	(1)
	1	(1)

Deferred Taxes on Unrealized Gains:
Increase in deferred taxes on unrealized gains arising during the period	0	0
Less: Reclassification of taxes on gains included in net income	0	0
	0	0

Net Change in Accumulated Other Comprehensive Income (Loss)	$1	$(1)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2022

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$1,377	$1,377	$1,377	$0	$0
Treasury Bills	5,974	5,974	5,974	0	0
Treasury Bills - maturity date greater than three months	1,980	1,980	1,980	0	0
Equity securities	56	56	0	0	56

December 31, 2021

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$1,520	$1,520	$1,520	$0	$0
Treasury Bills	5,000	5,000	5,000	0	0
Treasury Bills - maturity date greater than three months	3,000	3,000	3,000	0	0
Equity securities	56	56	0	0	56

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The change in level 3 assets at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2022	2021

Beginning Balance	$56	$42
Change in value	0	14
Ending Balance	$56	$56

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2022	2021
Raw Materials	$1,162	$1,129
Work In Process	278	257
Finished Goods	315	287
Reserve for Obsolescence	(10)	(10)
Total Inventories	$1,745	$1,663

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2022	2021
Autos	$63	$23
Equipment	282	300
Furniture and Fixtures	491	485
Right-of-Use Asset	30	30
Building	1,373	1,373
Land	415	415
	2,654	2,626
Less Accumulated Depreciation	1,679	1,609
Total Property and Equipment	$975	$1,017

Depreciation expense for the years ended December 31, 2022 and 2021 was $107 and $105, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

Note 6. Net Intangible Assets

Intangible assets include the following:

		December 31, 2022
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Communication Technology	3 Years	150	150	0
Net Intangible Assets		$150	$150	$0

		December 31, 2021
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HazardPro Technology	7 Years	1,478	1,478	0
Communication Technology	3 Years	150	112	38
Net Intangible Assets		$1,628	$1,590	$38

Amortization expense for the years ended December 31, 2022 and 2021 was $38 and $190, respectively.

Note 7. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2022	2021
Wages and Commissions	$328	$281
Other	22	61
Total Accrued Expenses	$350	$342
34

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

Note 8. Leases

The Company has a financing lease for office equipment. The lease has a remaining term of one year at December 31, 2022.

The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$6	$6
Interest on lease liabilities	1	1
Total finance lease cost	$7	$7

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2022	2021
Finance leases
Property and equipment, gross	$30	$30
Accumulated amortization	(25)	(19)
Property and equipment, net	$5	$11

Weighted average remaining lease term
Finance leases	1	year

Weighted average discount rate
Finance leases	7.0%

Maturities of lease liabilities are as follows:

Year ending December 31
2023	$6
Total lease payments	6
Less amount representing interest	0
Total	$6
35

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

Note 9. Merger Agreement with Mobile X Global, Inc.

On June 10, 2022, Electro-Sensors, Inc. (“ELSE”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile X Newco, Inc., a Delaware corporation, a wholly owned subsidiary of ELSE (the “Merger Sub”), and Mobile X Global, Inc., a Delaware corporation (“Mobile X”).  Mobile X Global, Inc. is a new entrant in the global mobile industry founded by its CEO Peter Adderton.  The Mobile X business plan is to launch a new mobile wireless brand called Mobile X in the United States, enabled by a network agreement with a major carrier.

The merger was structured as a statutory reverse triangular merger under Delaware and Minnesota law, under which Merger Sub would be merged with and into Mobile X Global, Inc., with Mobile X Global, Inc. surviving the Merger and becoming a wholly owned subsidiary of ELSE. In connection with the Merger, ELSE would have reincorporated in Delaware, would have been re-named Mobile X Global, Inc., and would have operated both the new MobileX wireless business and the existing Electro-Sensors business.

On January 30, 2023, the Company announced that it and Mobile X had jointly agreed to terminate the merger agreement.  See Note 13. Subsequent Events for additional information.

Note 10. Common Stock Options

Stock options

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of both nonqualified and incentive stock options. Payment for the shares may be made in cash, shares of the Company’s common stock or a combination thereof. Under the terms of the 2013 Plan, incentive stock options and non-qualified stock options are granted at a minimum of 100% of fair market value on the date of grant and may be exercised at various times depending upon the terms of the option. All existing options expire 10 years from the date of grant or one year from the date of death.  The Company also operated the 1997 Stock Option ("1997 Plan") as discussed below.

Stock-based compensation

Under the 2013Plan, the Company is authorized to issue up to 600,000 shares through stock options and awards such as restricted stock or restricted stock units. As of December 31, 2022, under the 2013 Plan, 25,000 shares had been issued, options to purchase an aggregate of 300,000 shares were outstanding, of which options to purchase 300,000 shares were exercisable, and 275,000 additional shares were available for issuance pursuant to awards that may be granted under the plan in the future.

Under the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock. As of December 31, 2022, there were no options to purchase shares outstanding under the 1997 Plan. The board terminated the plan in 2014, but the outstanding options on that date remained outstanding until they were exercised in 2022.

There were no options granted during the years ended December 31, 2022 and 2021.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan to employees of the company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at December 31, 2020	125,000	$3.78	6.1
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2021	125,000	3.78	5.1
Granted	0
Exercised	(25,000)	3.64	5.9
Canceled/forfeited/expired	0
Balance at December 31, 2022	100,000	$3.81	2.7
Vested and exercisable as of December 31, 2022	100,000			$71

The following table summarizes the activity for outstanding stock options under the 2013 Plan and 1997 Plan to non-employee directors of the Company:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at December 31, 2020	207,500	$4.62	2.4
Granted	0
Exercised	0
Canceled/forfeited/expired	0
Balance at December 31, 2021	207,500	4.62	1.4
Granted	0
Exercised	(7,500)	4.15	0.1
Canceled/forfeited/expired	0
Balance at December 31, 2022	200,000	$4.63	0.8
Vested and exercisable as of December 31, 2022	200,000			$3

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands except share and per share amounts)

The Company recognized compensation expense in connection with the vesting of options of approximately $3 and $5 during the years ended December 31, 2022 and 2021, respectively.

There were 32,500 options exercised during the year ended December 31, 2022.  There were no options exercised during the year ended December 31, 2021.

As of December 31, 2022, there was no unrecognized compensation expense under the 2013 Plan. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to the awards will be different from our expectations.

Note 11. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the ESOP purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The ESOP owns 94,434 shares of the Company’s stock at December 31, 2022. All shares held by the ESOP have been released and allocated to participants' accounts. No dividends were paid during the years ended December 31, 2022 and 2021.  The ESOP had no debt to the Company at December 31, 2022 or 2021.

The Company recognized compensation expense for contributions of $30 to the ESOP in both 2022 and 2021.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2022, 94,434 shares of the Company’s stock, with an aggregate fair market value of approximately $427, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes because its stock is listed on the Nasdaq Capital Market it meets the ESOP requirements and that there would not be a current obligation for it to repurchase any distributed ESOP shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit-sharing contributions with the approval of the Board of Directors. There were no profit-sharing contributions by the Company in 2022 or 2021.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022AND 2021
(in thousands except share and per share amounts)

Note 12. Income Taxes

The components of the income tax provision are as follows:

	Years Ended December 31
	2022	2021

Current:
Federal	$19	$10
State	1	1
Deferred:
Federal	(48)	38
State	0	0
Total Federal and State Income Taxes	$(28)	$49

The provision for income taxes differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	Years Ended December 31
	2022	2021

Computed “Expected” Federal Tax Expense	$15	$96
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	1	1
R&D Credits	0	(99)
Permanent Differences	2	4
Other	(46)	47
Total Federal and State Income Taxes	$(28)	$49

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022 AND 2021
(in thousands except share and per share amounts)

The components of the net deferred tax asset consist of:

	December 31
	2022	2021

Deferred Tax Assets:
Vacation accrual	$25	$27
Allowance for doubtful accounts	2	2
Stock compensation	91	96
Bonus	11	4
Depreciation and amortization	94	100
Inventory Obsolescence	2	2
R&D credit carryforward	313	220
Valuation allowance	(252)	(220)
Total Deferred Tax Assets	286	231

Deferred Tax Liabilities:
Prepaid expenses	30	23
Total Deferred Tax Liabilities	30	23

Net Deferred Tax Asset	$256	$208

R&D credits can be carried forward for twenty years for federal purposes and fifteen years in Minnesota.

The Company is materially subject to the following taxing jurisdictions: U.S. and Minnesota. The tax years 2019 through 2021 remain open to examination by the Internal Revenue Service and state jurisdictions. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2022 or December 31, 2022 and uncertain tax positions are not significant.

Note 13. Subsequent Events

On January 30, 2023, the Company and Mobile X Global, Inc. announced that the two companies terminated the definitive merger agreement the parties entered into on June 10, 2022.  A condition to the closing of the merger transaction was the consummation of an equity financing which the parties anticipated would be a PIPE investment (private investment in public entity).  The financing necessary to consummate the merger was pursued but was not available due to difficult conditions in the financial markets, including the markets for PIPE investments.

Item 9.                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2022 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                Other Information.

None

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2023 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 27, 2023 (“Annual Meeting”).

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16(a), if any, will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement and is incorporated herein by reference.  If there are no Delinquent Section 16(a) Reports required, this section will be omitted from the 2023 Proxy Statement.

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

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2022 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	300,000	$4.36	275,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	300,000	$4.36	275,000(1)

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2023 Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2023 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

Financial Statements.

Reference is made to the Index to Financial Statements appearing on Page 18 hereof.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report.

Exhibits.

Exhibit Number	Exhibit Description
3.1	Electro-Sensors, Inc Restated Articles of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2022
3.2	Electro-Sensors, Inc. Bylaws, as amended June 10, 2022, incorporated by reference to Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2022
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
*10.1	Electro-Sensors, Inc. 2013 Equity Incentive Plan incorporated by reference to Appendix A of the Company’s Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders
*10.2	Form of Incentive Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 29, 2013
*10.3	Form of Non-qualified Stock Option Agreement under the 2013 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 29, 2013
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter to Shareholders dated March 17, 2023
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2022 and 2021, (ii) Statements of Comprehensive Income for the years ended December 31, 2022 and 2021, (iii) Statements of Cash Flows for years ended December 31, 2022 and 2021, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 17, 2023

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 17, 2023

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 17, 2023

/s/ Joseph A. Marino	Chairman and Director	March 17, 2023

/s/ Scott A. Gabbard	Director	March 17, 2023

/s/ Michael C. Zipoy	Director	March 17, 2023

/s/ Jeffrey D. Peterson	Director	March 17, 2023

