Form 10-Q
period 2023-03-31
ELECTRO SENSORS INC
filed 2023-05-11
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(952) 930-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value	ELSE	Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 10, 2023 was 3,428,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$5,540	$7,646
Investments	4,023	2,036
Trade receivables, less allowance for credit losses of $11	1,372	1,161
Inventories	1,779	1,745
Other current assets	215	214
Income tax receivable	0	11

Total current assets	12,929	12,813

Deferred income tax asset, net	306	256

Property and equipment, net	952	975

Total assets	$14,187	$14,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$4	$6
Accounts payable	357	274
Accrued expenses	423	350
Accrued income taxes	37	0

Total current liabilities	821	630

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,428,021 shares issued and outstanding, respectively	342	342
Additional paid-in capital	2,163	2,163
Retained earnings	10,864	10,908
Accumulated other comprehensive income (loss) (unrealized income (loss) on available-for-sale securities, net of income tax)	(3)	1
Total stockholders’ equity	13,366	13,414

Total liabilities and stockholders’ equity	$14,187	$14,044

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Net sales	$2,045	$2,135
Cost of goods sold	1,023	969

Gross profit	1,022	1,166

Operating expenses
Selling and marketing	370	446
General and administrative	522	503
Research and development	268	231

Total operating expenses	1,160	1,180

Operating loss	(138)	(14)

Non-operating income
Interest income	93	1

Total non-operating income, net	93	1

Loss before income tax benefit	(45)	(13)

Income tax benefit	(1)	(4)

Net loss	$(44)	$(9)

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$(4)	$0
Other comprehensive loss	(4)	0

Net comprehensive loss	$(48)	$(9)

Net loss per share data:

Basic
Net loss per share	$(0.01)	$0.00
Weighted average shares	3,428,021	3,395,521

Diluted
Net loss per share	$(0.01)	$0.00
Weighted average shares	3,428,021	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended March 31
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

December 31, 2022	3,428,021	$342	$2,163	$10,908	$1	$13,414

Other comprehensive loss					(4)	(4)
Net loss				(44)		(44)

Balance March 31, 2023 (unaudited)	3,428,021	$342	$2,163	$10,864	$(3)	$13,366

December 31, 2021	3,395,521	$339	$2,041	$10,808	$0	$13,188

Stock-based compensation expense			1			1
Net loss				(9)		(9)

Balance March 31, 2022 (unaudited)	3,395,521	$339	$2,042	$10,799	$0	$13,180

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities

Net loss	$(44)	$(9)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	24	40
Deferred income taxes	(50)	(6)
Stock-based compensation expense	0	1
Interest accrued on treasury bills	(36)	(1)
Change in:
Trade receivables	(211)	(150)
Inventories	(34)	(95)
Other current assets	(1)	(21)
Accounts payable	83	(23)
Accrued expenses	73	157
Income tax receivable/payable	48	1

Net cash used in operating activities	(148)	(106)

Cash flows from (used in) investing activities

Purchases of treasury bills	(3,955)	(1,999)
Proceeds from the maturity of treasury bills	2,000	3,000
Purchase of property and equipment	(1)	(3)

Net cash from (used in) investing activities	(1,956)	998

Cash flows used in financing activities

Payments on financing lease	(2)	(1)

Net cash used in financing activities	(2)	(1)

Net increase (decrease) in cash and cash equivalents	(2,106)	891

Cash and cash equivalents, beginning	7,646	6,713
Cash and cash equivalents, ending	$5,540	$7,604

Supplemental cash flow information
Cash paid for income taxes	$0	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Note 5 provides information regarding the Merger Agreement we entered into on June 10, 2022 and which was terminated January 30, 2023.

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

The carrying amount of trade receivables is reduced by an allowance for credit losses that reflects management’s best estimate of the amounts that will not be collected. Management assesses collectability by reviewing trade receivables on a collective and individual basis.  In determining the amount of the allowance for credit losses, we consider historical collectability and past due status and make judgements about the creditworthiness of customers based on ongoing credit evaluations.  We also consider customer-specific information and current market conditions.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

(in thousands except share and per share amounts)

(unaudited)

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2023 and December 31, 2022, due to the short maturity nature of these instruments.

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

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

(in thousands except share and per share amounts)

(unaudited)

Net Loss per Common Share

Basic loss per share excludes dilution and is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities such as options were exercised or converted into common stock.

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

For the three-month periods ended March 31, 2023, and 2022, 300,000 and 332,500 respectively, weighted average common shares for underlying stock options have been excluded from the calculation, because their effect would be anti-dilutive.

New Accounting Standard Adopted

Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU 2016-13 has no significant impact on our financial statements.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, money market savings, Treasury Bills, and common equity securities of two private U.S. companies. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to three months at March 31, 2023.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.  Equity securities are stated at fair value and unrealized gains and losses, if any, are reported in our statements of comprehensive loss in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2023
Money Market Savings	$1,316	$0	$0	$1,316
Treasury Bills	7,914	39	0	7,953
Equity Securities	54	2	0	56
	9,284	41	0	9,325
Less Cash Equivalents	5,275	27	0	5,302
Total Investments, March 31, 2023	$4,009	$14	$0	$4,023

December 31, 2022
Commercial Paper	$1,377	$0	$0	$1,377
Treasury Bills	7,922	32	0	7,954
Equity Securities	54	2	0	56
	9,353	34	0	9,387
Less Cash Equivalents	7,319	32	0	7,351
Total Investments, December 31, 2022	$2,034	$2	$0	$2,036

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2023

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money Market Savings	$1,316	$1,316	$1,316	$0	$0
Treasury bills	3,986	3,986	3,986	0	0
Treasury bills - maturity date greater than three months	3,967	3,967	3,967	0	0
Equity Securities	56	56	0	0	56

December 31, 2022

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,377	$1,377	$1,377	$0	$0
Treasury bills	5,974	5,974	5,974	0	0
Treasury bills - maturity date greater than three months	1,980	1,980	1,980	0	0
Equity Securities	56	56	0	0	56

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

The changes in level 3 assets measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2023	2022

Beginning Balance	$56	$56
Change in Fair Value	0	0
Ending Balance	$56	$56

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2023	December 31, 2022

Raw Materials	$1,174	$1,162
Work In Process	324	278
Finished Goods	291	315
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$1,779	$1,745

Note 5. Merger Agreement with Mobile X Global, Inc.

On June 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile X Newco, Inc., a Delaware corporation, a wholly owned subsidiary of the Company (the “Merger Sub”), and Mobile X Global, Inc., a Delaware corporation (“Mobile X”).

On January 30, 2023, the Company and Mobile X terminated the Merger Agreement.  A condition to the closing of the merger transaction was the consummation of an equity financing which the parties anticipated would be a PIPE investment (private investment in public entity).  The financing necessary to consummate the merger was pursued but was not available due to difficult conditions in the financial markets, including the markets for PIPE investments.

Note 6. Contingencies

The Company sometimes becomes subject to claims against it in the ordinary course of business.  There are currently no pending or threatened claims against the Company that it believes will have a material adverse effect on its results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to, statements about the success of our marketing efforts; our efforts to accelerate future growth or income; our efforts to pursue and the future outcome of any business development or other strategic alternatives; our efforts to maintain or reduce production costs; our ability to continue to obtain components and other raw materials for our products at reasonable prices as well as our ability to pass along any increased costs to our customers; our cash requirements; and the sufficiency of our cash flows or any other measure of future financial or operational performance.  Any statement that is not based solely upon historical facts, including our strategies for the future and the outcome of events that have not yet occurred, is a forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Forward-Looking Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the following:

•	Based on rapidly changing dynamics in global supply chains of materials and components, we may experience both price increases and difficulty in sourcing materials and components.
•	We may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us or our products shipped to customers in a timely manner.
•	Supply chain dynamics may have a negative effect on the efficiency of our business operations, our customer base and the domestic or worldwide economy.
•	The factors described under "Supply Chain and Labor Dynamics" in the Liquidity and Capital Resources section below.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Comprehensive Loss expressed as a percentage of net sales.

	Three Months Ended March 31
	2023	2022
Net sales	100.0%	100.0%
Cost of goods sold	50.0	45.4
Gross profit	50.0	54.6

Operating expenses
Selling and marketing	18.1	20.9
General and administrative	25.5	23.6
Research and development	13.1	10.8
Total operating expenses	56.7	55.3

Operating income (loss)	(6.7)	(0.7)

Non-operating income
Interest income	4.5	0.0
Total non-operating income, net	4.5	0.0

Income (loss) before income tax expense (benefit)	(2.2)	(0.7)

Income tax expense (benefit)	0.0	(0.2)

Net income (loss)	(2.2)%	(0.5)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2023 and 2022.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended March 31, 2023 were $2,045, a decrease of $90, or 4.2%, from $2,135 during the comparable period in 2022. The decrease was a result of reduced domestic sales for both wired and wireless sensor products.

Gross Profit

Gross profit for the first quarter of 2023 was $1,022, a decrease of $144 or 12.3%, over the same period in 2022. Gross margin decreased in the first quarter of 2023 to 50.0% from 54.6% during the same period in 2022. The decrease in gross margin for the period was primarily due to an increase in material costs across all product lines.

Operating Expenses

Total operating expenses decreased $20, or 1.7% to $1,160 for the first quarter of 2023 compared to the same period in 2022, but increased as a percentage of net sales to 56.7% from 55.3%. The change in operating expenses was due to the following:

●

Selling and marketing expenses in the first quarter of 2023 decreased $76 to $370, or 17.0%, from the same period in 2022 and decreased as a percentage of net sales to 18.1% from 20.9%. The decrease was primarily due to decreased sales headcount and travel expenses.

●

General and administrative expenses increased $19 to $522, or 3.8%, in the first quarter of 2023 compared to the same period in 2022 and increased as a percentage of net sales to 25.5% from 23.6%. The increase was primarily due to expenses related to the timing of printing and mailing of our Annual Report and Proxy Statement and legal fees related to employment matters; partially offset by a decrease in legal and professional fees related to the terminated merger.  The printing and mailing costs were expensed in the second quarter of 2022.

●

Research and development expenses increased $37 to $268, or 16.0%, in the first quarter of 2023 compared to the same period in 2022 and increased as a percentage of net sales to 13.1% from 10.8%. The increase for the period was due to higher third-party engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income increased by $92, or 9,200.0%, for the three months ended March 31, 2023 compared to the same period in 2022.  The increase is the result of additional interest income earned as a result of higher interest rates of Treasury Bills.

Loss Before Income Tax Benefit

Loss before income tax benefit was $45 for the first quarter of 2023, representing an increase of $32 compared to $13 for the same period in 2022. The increase for the quarter was primarily the result of lower gross profit, partially offset by lower operating expenses, as discussed above.

Income Tax Benefit

Income tax benefit was $1 or 0.0% of net sales in the first quarter of 2023 compared to $4 or 0.2% of net sales in the first quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,540 at March 31, 2023 and $7,646 at December 31, 2022. The decrease was primarily the result of an increase in Treasury Bills classified as investments as of March 31, 2023 as compared to March 31, 2022.  Cash, cash equivalents, and investments were $9,563 at March 31, 2023 as compared to $9,682 at December 31, 2022.

Cash used in operating activities was $148 for the three months ended March 31, 2023 as compared to $106 for the three months ended March 31, 2022. The $42 decrease was due primarily to an increase in the net loss.  The 2023 net loss compared to the 2022 net loss was primarily due to decreased gross profit.

Cash used in investing activities was $1,956 for the three months ended March 31, 2023 compared to cash from investing activities of $998 for the three months ended March 31, 2022. The increase was due to an increase in Treasury Bill purchases as compared to maturities of Treasury Bills classified as investments.

Cash used in financing activities in the three months ended March 31, 2023 was $2 as compared to $1 for the three months ended March 31, 2022.

Subject to the following section, entitled "Supply Chain and Labor Dynamics," the Company believes its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, corporate and business development and other strategic alternatives and that existing cash, cash equivalents, and investments and any cash generated from operations will be sufficient to meet these cash requirements through at least the next 12 months.

Supply Chain and Labor Dynamics

We traditionally have had one or more robust sources for production components and materials.  However, we continue to experience disruptions in our supply chain, resulting in difficulty sourcing some components.  We are also experiencing price increases for many of the components used in our products. To meet these challenges we are modifying product designs to accommodate new components that are more readily available at competitive prices.  There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components.  As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Furthermore, the labor market for qualified employees able to fill our production positions is challenging and may result in delays in filling open positions.  While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

Future Corporate and Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies, and markets, as well as externally through technology partnerships or related-product or business acquisitions.  In addition, we continue to explore other strategic investments that we believe present good opportunities for the Company and its shareholders. On June 13, 2022, we announced that we had entered into a Merger Agreement with Mobile X Newco, Inc. and Mobile X Global, Inc.  On January 30, 2023, we announced that the Merger Agreement had been terminated and that the Company's Board of Directors had established a special committee to explore and pursue business development and other strategic alternatives.

Off-balance Sheet Arrangements

As of March 31, 2023, the Company had no off-balance sheet arrangements or transactions.

Non-GAAP Financial Measure

In addition to financial results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company is providing a non-GAAP financial measure in this Form 10-Q and an itemized reconciliation between Net Loss, a GAAP financial measure, and Adjusted Net Income (Loss), the non-GAAP financial measure.

The Company is using "Adjusted Net Income (Loss)" as a non-GAAP financial measure to facilitate period-to-period comparisons and analysis of its operating performance and believes it is useful to investors as a supplement to GAAP measures in analyzing, trending and benchmarking the performance and value of the Company’s business. This measure is not intended to be a substitute for, or more meaningful than, Net Loss in accordance with GAAP, but is provided as supplemental information. This measure may be different from Adjusted Net Income (Loss) or similar financial measures used by other companies, even when similar terms are used to identify these measures.

As discussed below, to calculate Adjusted Net Income (Loss), the Company added back the costs and expenses, less estimated taxes, related to the negotiation and execution of the June 10, 2022 proposed Mobile X merger transaction to Net Loss for the three months ended March 31, 2023 and 2022.  The Company believes adding back these costs and expenses more accurately portrays the underlying results and trends of the ongoing business.

These expenses continued throughout the first quarter of 2023.  On January 30, 2023, the Company and Mobile X jointly agreed to terminate the merger agreement. Although the costs and expenses related to the Company-Mobile X Merger Agreement were incurred primarily in general and administrative expenses, the Company is not presenting any other non-GAAP information because it believes it has adequately set forth these expenses in the Management's Discussion and Analysis section of this Form 10-Q.

The Company incurred approximately $18 and $95 in legal and other professional fees for the three months ended March 31, 2023 and 2022, respectively, related to the Mobile X merger opportunity.  The following table sets forth a reconciliation of Net Loss, a GAAP financial measure,  to Adjusted Net Income (Loss) (as defined above), the non-GAAP measure, for the periods noted.

	Three Months Ended March 31
	2023	2022
Net Loss - GAAP	$(44)	$(9)
Plus merger related expenses	18	95
Less income taxes on merger expenses	(4)	(20)
Adjusted Net Income (Loss)	$(30)	$66

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2023 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Statements of Comprehensive Loss for the three months ended March 31, 2023 and March 31, 2022 (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2023 and March 31, 2022, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 11, 2023	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

