Form 10-Q
period 2023-06-30
ELECTRO SENSORS INC
filed 2023-08-10
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 09, 2023 was 3,428,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$5,600	$7,646
Investments	4,029	2,036
Trade receivables, less allowance for credit losses of $11	1,202	1,161
Inventories	1,915	1,745
Other current assets	224	214
Income tax receivable	31	11

Total current assets	13,001	12,813

Deferred income tax asset, net	344	256

Property and equipment, net	929	975

Total assets	$14,274	$14,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$3	$6
Accounts payable	356	274
Accrued expenses	431	350

Total current liabilities	790	630

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,428,021 shares issued and outstanding	342	342
Additional paid-in capital	2,163	2,163
Retained earnings	10,980	10,908
Accumulated other comprehensive income (loss) (unrealized income (loss) on available-for-sale securities, net of income tax)	(1)	1
Total stockholders’ equity	13,484	13,414

Total liabilities and stockholders’ equity	$14,274	$14,044

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$2,137	$2,564	$4,182	$4,699
Cost of goods sold	1,069	1,156	2,092	2,125

Gross profit	1,068	1,408	2,090	2,574

Operating expenses
Selling and marketing	344	427	714	873
General and administrative	442	1,125	964	1,628
Research and development	238	221	506	452

Total operating expenses	1,024	1,773	2,184	2,953

Operating income (loss)	44	(365)	(94)	(379)

Non-operating income
Interest expense	(1)	0	(1)	0
Interest income	95	7	188	8

Total non-operating income, net	94	7	187	8

Income (loss) before income tax expense (benefit)	138	(358)	93	(371)

Income tax expense (benefit)	22	(74)	21	(78)

Net income (loss)	$116	$(284)	$72	$(293)

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	$2	$2	$(2)	$2
Other comprehensive income (loss)	2	2	(2)	2

Net comprehensive income (loss)	$118	$(282)	$70	$(291)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.03	$(0.08)	$0.02	$(0.09)
Weighted average shares	3,428,021	3,395,521	3,428,021	3,395,521

Diluted
Net income (loss) per share	$0.03	$(0.08)	$0.02	$(0.09)
Weighted average shares	3,443,394	3,395,521	3,443,930	3,395,521

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

March 31, 2023	3,428,021	$342	$2,163	$10,864	$(3)	$13,366

Other comprehensive income					2	2
Net income				116		116

Balance June 30, 2023 (unaudited)	3,428,021	$342	$2,163	$10,980	$(1)	$13,484

March 31, 2022	3,395,521	$339	$2,042	$10,799	$0	$13,180

Other comprehensive income					2	2
Stock-based compensation expense			1			1
Net loss				(284)		(284)

Balance June 30, 2022 (unaudited)	3,395,521	$339	$2,043	$10,515	$2	$12,899

For the six months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2022	3,428,021	$342	$2,163	$10,908	$1	$13,414

Other comprehensive loss					(2)	(2)
Net income				72		72

Balance June 30, 2023 (unaudited)	3,428,021	$342	$2,163	$10,980	$(1)	$13,484

December 31, 2021	3,395,521	$339	$2,041	$10,808	$0	$13,188

Other comprehensive income					2	2
Stock-based compensation expense			2			2
Net loss				(293)		(293)

Balance June 30, 2022 (unaudited)	3,395,521	$339	$2,043	$10,515	$2	$12,899

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities

Net income (loss)	$72	$(293)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	47	78
Deferred income taxes	(88)	(18)
Stock-based compensation expense	0	2
Interest accrued on Treasury Bills	(89)	(2)
Change in:
Trade receivables	(41)	(318)
Inventories	(170)	(57)
Other current assets	(10)	17
Accounts payable	82	(30)
Accrued expenses	81	427
Income tax receivable/payable	(20)	(78)

Net cash used in operating activities	(136)	(272)

Cash flows used in investing activities

Purchases of Treasury Bills	(7,906)	(4,992)
Proceeds from the maturity of Treasury Bills	6,000	5,000
Purchase of property and equipment	(1)	(17)

Net cash used in investing activities	(1,907)	(9)

Cash flows used in financing activities

Payments on financing lease	(3)	(3)

Net cash used in financing activities	(3)	(3)

Net decrease in cash and cash equivalents	(2,046)	(284)

Cash and cash equivalents, beginning	7,646	6,713
Cash and cash equivalents, ending	$5,600	$6,429

Supplemental cash flow information
Cash paid for income taxes	$129	$17
Cash paid for interest	$1	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2023

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2023 and for the three and six-month periods ended June 30, 2023 and 2022, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

Nature of Business

Electro-Sensors, Inc. (the "Company") manufactures and markets a complete line of monitoring and control systems for a wide range of industrial machine applications. The Company uses leading-edge technology to continuously improve its products, with the goal of manufacturing the industry-preferred product for each of our served markets. The Company sells these products through an internal sales staff and distributors to a wide range of industries that use the products in a variety of applications to monitor process machinery operations. The Company markets its products to customers located throughout the United States, Canada, Latin America, Europe, and Asia.

Note 5 provides information regarding the Merger Agreement that we entered into on June 10, 2022 and that was terminated January 30, 2023.

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

FOR THE PERIOD ENDED JUNE 30, 2023

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2023 and December 31, 2022, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED JUNE 30, 2023

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

For the three-month periods ended June 30, 2023, and 2022, 284,627 and 332,500 respectively, weighted average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. For the six-month periods ended June 30, 2023 and 2022, 284,091 and 332,500 respectively, weighted average common shares for underlying stock options have been excluded from the calculation.

New Accounting Standard Adopted

Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  The adoption of ASU 2016-13 on January 1, 2023 had no significant impact on our financial statements.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, money market savings, Treasury Bills, and common equity securities of two private U.S. companies. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to three months at June 30, 2023.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale, accounted for at fair value with unrealized income and losses recognized in accumulated other comprehensive income (loss) on the balance sheet.  Equity securities are stated at fair value and unrealized gains and losses, if any, are reported in our statements of comprehensive income (loss) in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2023
Money Market Savings	$1,434	$0	$0	$1,434
Treasury Bills	7,904	43	0	7,947
Equity Securities	54	2	0	56
	9,392	45	0	9,437
Less Cash Equivalents	5,387	21	0	5,408
Total Investments, June 30, 2023	$4,005	$24	$0	$4,029

December 31, 2022
Commercial Paper	$1,377	$0	$0	$1,377
Treasury Bills	7,922	32	0	7,954
Equity Securities	54	2	0	56
	9,353	34	0	9,387
Less Cash Equivalents	7,319	32	0	7,351
Total Investments, December 31, 2022	$2,034	$2	$0	$2,036

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2023

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money Market Savings	$1,434	$1,434	$1,434	$0	$0
Treasury Bills	3,974	3,974	3,974	0	0
Treasury Bills - maturity date greater than three months	3,973	3,973	3,973	0	0
Equity Securities	56	56	0	0	56

December 31, 2022

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,377	$1,377	$1,377	$0	$0
Treasury Bills	5,974	5,974	5,974	0	0
Treasury Bills - maturity date greater than three months	1,980	1,980	1,980	0	0
Equity Securities	56	56	0	0	56

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

FOR THE PERIOD ENDED JUNE 30, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2023	December 31, 2022

Raw Materials	$1,260	$1,162
Work In Process	325	278
Finished Goods	340	315
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$1,915	$1,745

Note 5. Merger Agreement with Mobile X Global, Inc.

On June 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobile X Newco, Inc., a Delaware corporation, a wholly owned subsidiary of the Company (the “Merger Sub”), and Mobile X Global, Inc., a Delaware corporation (“Mobile X”).

On January 30, 2023, the Company and Mobile X terminated the Merger Agreement.  A condition to the closing of the merger transaction was the consummation of an equity financing that the parties anticipated would be a PIPE investment (private investment in public entity).  The financing necessary to consummate the merger was pursued but was not available due to difficult conditions in the financial markets, including the markets for PIPE investments.

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

All forward-looking statements in this document are based on information available to us as of the date of this Form 10-Q, and we assume no obligation to update any of these forward-looking statements, other than as required by law. Our actual results could differ materially from those projected or indicated in these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results or those projected in the forward-looking statements, including the accuracy of management’s assumptions with respect to industry trends, fluctuations in industry conditions, the accuracy of management’s assumptions regarding expenses and our cash needs and those listed under the heading “Forward-Looking Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2022.  Additional information is described under "Supply Chain and Labor Dynamics" in the Liquidity and Capital Resources section below.

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

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.0	45.1	50.0	45.2
Gross profit	50.0	54.9	50.0	54.8

Operating expenses
Selling and marketing	16.1	16.7	17.0	18.5
General and administrative	20.7	43.9	23.1	34.6
Research and development	11.1	8.6	12.1	9.6
Total operating expenses	47.9	69.2	52.2	62.7

Operating income (loss)	2.1	(14.3)	(2.2)	(7.9)

Non-operating income
Interest income	4.4	0.3	4.5	0.2
Total non-operating income, net	4.4	0.3	4.5	0.2

Income (loss) before income tax expense (benefit)	6.5	(14.0)	2.3	(7.7)

Income tax expense (benefit)	1.0	(2.9)	0.5	(1.7)

Net income (loss)	5.5%	(11.1)%	1.8%	(6.0)%

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2023 and 2022.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended June 30, 2023 were $2,137, a decrease of $427, or 16.7%, from $2,564 during the comparable period in 2022.  Net sales for the six months ended June 30, 2023 were $4,182, a decrease of $517, or 11.0%, from $4,699 during the comparable period in 2022.  During the three-month period, we experienced decreased sales of both our wired and wireless product families due to reduced demand and delayed orders primarily related to postponed facility modernization projects.

Gross Profit

Gross profit for the second quarter of 2023 was $1,068, a decrease of $340, or 24.1%, over the same period in 2022. Gross profit for the six months ended June 30, 2023 was $2,090, a decrease of $484, or 18.8%, over the same period in 2022. Gross margin decreased in the second quarter of 2023 to 50.0% from 54.9% during the same period in 2022. Gross margin for the six months ended June 30, 2023 decreased to 50.0% from 54.8% over the same period in 2022. The decrease in gross margin for both periods was primarily due to an increase in material costs across all product lines.

Operating Expenses

Total operating expenses decreased $749, or 42.2%, to $1,024 for the second quarter of 2023 compared to the same period in 2022 and decreased as a percentage of net sales to 47.9% from 69.2%. Total operating expenses decreased $769, or 26.0%, to $2,184 for the six months ended June 30, 2023 compared to the same period in 2022 and decreased as a percentage of net sales to 52.2% from 62.7%. The decrease in operating expenses for both periods was primarily due to lower legal and professional fees related to the terminated merger agreement with Mobile X as discussed in Note 5 to the financial statements and decreased sales headcount.

●

Selling and marketing expenses in the second quarter of 2023 decreased $83 to $344, or 19.4%, from the same period in 2022 and decreased as a percentage of net sales to 16.1% from 16.7%. Selling and marketing expenses in the six months ended June 30, 2023 decreased $159 to $714, or 18.2%, from the same period in 2022 and decreased as a percentage of net sales to 17.0% from 18.5%. The decrease for both periods was primarily due to lower sales headcount.

●

General and administrative expenses decreased $683 to $442, or 60.7%, in the second quarter of 2023 compared to the same period in 2022 and decreased as a percentage of net sales to 20.7% from 43.9%. General and administrative expenses decreased $664 to $964, or 40.8%, in the six months ended June 30, 2023 compared to the same period in 2022 and decreased as a percentage of net sales to 23.1% from 34.6%. The decrease in both periods was primarily due to a decrease in legal and professional fees related to the terminated merger agreement.

●

Research and development expenses increased $17 to $238, or 7.7%, in the second quarter of 2023 compared to the same period in 2022 and increased as a percentage of net sales to 11.1% from 8.6%. Research and development expenses increased $54 to $506, or 11.9%, in the six months ended June 30, 2023 compared to the same period in 2022 and increased as a percentage of net sales to 12.1% from 9.6%. The increase for both periods was due to higher contract engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income increased by $87, or 1,242.9%, for the three-month period ended June 30, 2023 compared to the same period in 2022.  Net non-operating income increased by $179, or 2,237.5%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase for both periods is the result of additional interest income earned as a result of higher interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Income before income tax expense was $138 for the second quarter of 2023, representing an increase of $496 compared to a loss before income tax benefit of $358 for the same period in 2022. Income before income tax expense was $93 for the six months ended June 30, 2023, representing an increase of $464 compared to a loss before income tax benefit of $371 for the same period in 2022. The increase for both periods was primarily the result of lower operating expenses and an increase in interest income, partially offset by a decrease in gross profit, as discussed above.

Income Tax Expense (Benefit)

Income tax expense was $22, or 1.0%, of net sales in the second quarter of 2023 compared to an income tax benefit of $74, or (2.9)%, of net sales in the second quarter of 2022.  Income tax expense was $21, or 0.5%, of net sales for the six months ended June 30, 2023 compared to an income tax benefit of $78, or (1.7)%, of net sales for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,600 at June 30, 2023 and $7,646 at December 31, 2022. The decrease was primarily the result of an increase in Treasury Bills classified as investments as of June 30, 2023 as compared to December 31, 2022.  Cash, cash equivalents, and investments were $9,629 at June 30, 2023 as compared to $9,682 at December 31, 2022.

Cash used in operating activities was $136 for the six months ended June 30, 2023 as compared to $272 for the six months ended June 30, 2022. The $136 decrease in cash used was due primarily to an increase in net income, partially offset by an increase in trade receivables and inventory and a decrease in accrued expenses.  The 2023 net income compared to the 2022 net loss was primarily due to decreased expenses related to the terminated merger agreement described in Note 5 to the financial statements and an increase in interest income.  The increase in trade receivables is due to the timing of sales and collections.  The increase in inventory is due to the timing of product receipts and shipments.  The decrease in accrued expenses is due to decreased legal fee accruals related to the terminated merger agreement and decreased variable compensation due to lower sales.

Cash used in investing activities was $1,907 for the six months ended June 30, 2023 compared to $9 for the six months ended June 30, 2022. The increase was due to an increase in Treasury Bill purchases as compared to maturities of Treasury Bills classified as investments.  As shown on the Statement of Cash Flows, during the 2023 six-month period, the Company purchased more Treasury Bills with maturity dates greater than three months to take advantage of higher interest rates.

Cash used in financing activities in the six months ended June 30, 2023 and June 30, 2022 was $3.

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

Supply Chain and Labor Dynamics

We traditionally have had one or more robust sources for production components and materials.  However, we continue to experience disruptions in our supply chain, resulting in difficulty sourcing some components.  We are also experiencing price increases for many of the components used in our products. To meet these challenges, we are modifying product designs to accommodate new components that are more readily available at competitive prices.  There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components.  As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Supply chain dynamics may have an effect on the efficiency of our business operations, our customer base, and the domestic or worldwide economy.  Furthermore, the labor market for qualified employees able to fill our production positions is challenging and may result in delays in filling open positions.  In addition, we may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us or our products shipped to customers in a timely manner.  While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

Future Corporate and Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies, and markets, as well as externally through technology partnerships or related-product or business acquisitions. In addition, we continue to explore other strategic alternatives that we believe present good opportunities for the Company and its shareholders. On June 13, 2022, we announced that we had entered into a Merger Agreement with Mobile X Newco, Inc. and Mobile X Global, Inc.  On January 30, 2023, we announced that the Merger Agreement had been terminated and that the Company's Board of Directors had established a special committee to explore and pursue business development and other strategic alternatives.

Off-balance Sheet Arrangements

As of June 30, 2023, the Company had no off-balance sheet arrangements or transactions.

Non-GAAP Financial Measure

In addition to financial results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company is providing a non-GAAP financial measure in this Form 10-Q and an itemized reconciliation between Net Income (Loss), a GAAP financial measure, and Adjusted Net Income, the non-GAAP financial measure.

The Company is using "Adjusted Net Income" as a non-GAAP financial measure to facilitate period-to-period comparisons and analysis of its operating performance and believes it is useful to investors as a supplement to GAAP measures in analyzing, trending and benchmarking the performance and value of the Company’s business. This measure is not intended to be a substitute for, or more meaningful than, Net Income (Loss) in accordance with GAAP, but is provided as supplemental information. This measure may be different from Adjusted Net Income or similar financial measures used by other companies, even when similar terms are used to identify these measures.

As discussed below, to calculate Adjusted Net Income, the Company added back the costs and expenses, less estimated taxes, related to the negotiation and execution of the June 10, 2022 proposed Mobile X merger transaction to Net Income (Loss) for the three and six months ended June 30, 2023 and 2022.  The Company believes adding back these costs and expenses more accurately portrays the underlying results and trends of the ongoing business.

On January 30, 2023, the Company and Mobile X jointly agreed to terminate the merger agreement. Although the costs and expenses related to the Company-Mobile X Merger Agreement were incurred primarily in general and administrative expenses, the Company is not presenting any other non-GAAP information because it believes it has adequately described these expenses in the Management's Discussion and Analysis section of this Form 10-Q.

The Company incurred approximately $24 and $682 in legal and other professional fees for the three months ended June 30, 2023 and 2022, respectively, related to the Mobile X merger opportunity.  The Company incurred approximately $42 and $777 in legal and other professional fees for the six months ended June 30, 2023 and 2022, respectively, related to the Mobile X merger opportunity.  The following table sets forth a reconciliation of Net Income (Loss), a GAAP financial measure, to Adjusted Net Income (as defined above), the non-GAAP measure, for the periods noted.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income (Loss) - GAAP	$116	$(284)	$72	$(293)
Merger-related expenses	24	682	42	777
Income tax benefit of merger-related expenses	(5)	(143)	(9)	(163)
Adjusted Net Income	$135	$255	$105	$321

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2023 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and June 30, 2022, (iii) Condensed Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2023 and June 30, 2022, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

August 10, 2023	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

