Form 10-Q
period 2023-09-30
ELECTRO SENSORS INC
filed 2023-11-14
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 13, 2023 was 3,428,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$3,902	$7,646
Investments	6,026	2,036
Trade receivables, less allowance for credit losses of $11	1,066	1,161
Inventories	1,836	1,745
Other current assets	279	214
Income tax receivable	136	11

Total current assets	13,245	12,813

Deferred income tax asset, net	198	256

Property and equipment, net	907	975

Total assets	$14,350	$14,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturities of financing lease	$1	$6
Accounts payable	261	274
Accrued expenses	559	350

Total current liabilities	821	630

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,428,021 shares issued and outstanding	342	342
Additional paid-in capital	2,201	2,163
Retained earnings	10,988	10,908
Accumulated other comprehensive income (loss) (unrealized income (loss) on available-for-sale securities, net of income tax)	(2)	1
Total stockholders’ equity	13,529	13,414

Total liabilities and stockholders’ equity	$14,350	$14,044

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$2,057	$2,216	$6,239	$6,915
Cost of goods sold	1,064	1,053	3,156	3,178

Gross profit	993	1,163	3,083	3,737

Operating expenses
Selling and marketing	307	357	1,021	1,230
General and administrative	494	497	1,458	2,125
Research and development	218	190	724	642

Total operating expenses	1,019	1,044	3,203	3,997

Operating income (loss)	(26)	119	(120)	(260)

Non-operating income
Interest expense	0	(1)	(1)	(1)
Interest income	109	36	297	44

Total non-operating income, net	109	35	296	43

Income (loss) before income tax expense (benefit)	83	154	176	(217)

Income tax expense (benefit)	75	32	96	(46)

Net income (loss)	$8	$122	$80	$(171)

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$(1)	$(2)	$(3)	$0
Other comprehensive loss	(1)	(2)	(3)	0

Net comprehensive income (loss)	$7	$120	$77	$(171)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.00	$0.04	$0.02	$(0.05)
Weighted average shares	3,428,021	3,401,880	3,428,021	3,397,664

Diluted
Net income (loss) per share	$0.00	$0.04	$0.02	$(0.05)
Weighted average shares	3,428,021	3,482,996	3,428,021	3,397,664

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

June 30, 2023	3,428,021	$342	$2,163	$10,980	$(1)	$13,484

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			38			38
Net income				8		8

Balance September 30, 2023 (unaudited)	3,428,021	$342	$2,201	$10,988	$(2)	$13,529

June 30, 2022	3,395,521	$339	$2,043	$10,515	$2	$12,899

Exercise of common stock options	7,500	1	30			31
Other comprehensive income					(2)	(2)
Stock-based compensation expense			2			2
Net income				122		122

Balance September 30, 2022 (unaudited)	3,403,021	$340	$2,075	$10,637	$0	$13,052

For the nine months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

December 31, 2022	3,428,021	$342	$2,163	$10,908	$1	$13,414

Other comprehensive loss					(3)	(3)
Stock-based compensation expense			38			38
Net income				80		80

Balance September 30, 2023 (unaudited)	3,428,021	$342	$2,201	$10,988	$(2)	$13,529

December 31, 2021	3,395,521	$339	$2,041	$10,808	$0	$13,188

Exercise of common stock options	7,500	1	30			31
Stock-based compensation expense			4			4
Net loss				(171)		(171)

Balance September 30, 2022 (unaudited)	3,403,021	$340	$2,075	$10,637	$0	$13,052

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from (used in) operating activities

Net income (loss)	$80	$(171)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation and amortization	69	117
Deferred income taxes	58	(15)
Stock-based compensation expense	38	4
Interest accrued on Treasury Bills	(163)	(8)
Change in:
Trade receivables	95	(175)
Inventories	(91)	(127)
Other current assets	(65)	13
Accounts payable	(13)	(48)
Accrued expenses	209	250
Income tax receivable/payable	(125)	(53)

Net cash from (used in) operating activities	92	(213)

Cash flows from (used in) investing activities

Purchases of Treasury Bills	(13,830)	(4,992)
Proceeds from the maturity of Treasury Bills	10,000	8,000
Purchase of property and equipment	(1)	(17)

Net cash from (used in) investing activities	(3,831)	2,991

Cash flows from (used in) financing activities

Proceeds from the exercise of common stock options	0	31
Payments on financing lease	(5)	(4)

Net cash from (used in) financing activities	(5)	27

Net increase (decrease) in cash and cash equivalents	(3,744)	2,805

Cash and cash equivalents, beginning	7,646	6,713
Cash and cash equivalents, ending	$3,902	$9,518

Supplemental cash flow information
Cash paid for income taxes	$164	$22
Cash paid for interest	$1	$1

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2023 and for the three and nine-month periods ended September 30, 2023 and 2022, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2023 and December 31, 2022, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(in thousands except share and per share amounts)

(unaudited)

Net Income (Loss) per Common Share

Basic income (loss) per share excludes dilution and is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities such as options or restricted stock units were exercised or converted into common stock.

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

For the three-month periods ended September 30, 2023, and 2022, 175,000 and 243,884 respectively, weighted average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive. For the nine-month periods ended September 30, 2023 and 2022, 175,000 and 325,000 respectively, weighted average common shares for underlying stock options have been excluded from the calculation.

In addition, for the three and nine-month periods ended September 30, 2023, 105,000 restricted stock units have been excluded from the calculation because their effect would be anti-dilutive.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in commercial paper, money market savings, Treasury Bills, and common equity securities of two private U.S. companies. The commercial paper investment is in U.S. debt with ratings of A-1+, P-1, and F1+. The Treasury Bills have remaining terms ranging from one month to three months at September 30, 2023.

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

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2023
Money Market Savings	$1,694	$0	$0	$1,694
Treasury Bills	7,898	47	0	7,945
Equity Securities	54	2	0	56
	9,646	49	0	9,695
Less Cash Equivalents	3,668	1	0	3,669
Total Investments, September 30, 2023	$5,978	$48	$0	$6,026

December 31, 2022
Commercial Paper	$1,377	$0	$0	$1,377
Treasury Bills	7,922	32	0	7,954
Equity Securities	54	2	0	56
	9,353	34	0	9,387
Less Cash Equivalents	7,319	32	0	7,351
Total Investments, December 31, 2022	$2,034	$2	$0	$2,036

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2023

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money Market Savings	$1,694	$1,694	$1,694	$0	$0
Treasury Bills	1,975	1,975	1,975	0	0
Treasury Bills - maturity date greater than three months	5,970	5,970	5,970	0	0
Equity Securities	56	56	0	0	56

December 31, 2022

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Commercial paper	$1,377	$1,377	$1,377	$0	$0
Treasury Bills	5,974	5,974	5,974	0	0
Treasury Bills - maturity date greater than three months	1,980	1,980	1,980	0	0
Equity Securities	56	56	0	0	56

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2023	December 31, 2022

Raw Materials	$1,210	$1,162
Work In Process	317	278
Finished Goods	319	315
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$1,836	$1,745

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

Note 6. Stock-Based Compensation

Stock options
The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of both nonqualified and incentive stock options. Payment for the shares may be made in cash, shares of the Company’s common stock or a combination thereof. Under the terms of the 2013 Plan, incentive stock options and non-qualified stock options are granted at a minimum of 100% of fair market value on the date of grant and may be exercised at various times depending upon the terms of the option. All existing options expire 10 years from the date of grant, subject to early termination 12 months after termination of employment or service due to death, disability, or termination other than for cause.

During the 2023 third quarter, the Company granted 25,000 non-qualified stock options to its Chief Executive Officer and to three of its four non-employee board members. The options vest 20% on the grant date, with an additional 20% vesting annually thereafter.

 ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(in thousands except share and per share amounts)

(unaudited)

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the three-month period ended September 30, 2023 are as follows:

Dividend Yield	0.00%
Expected Volatility	25.56%
Risk Free Interest Rate	4.35%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

The Company had 225,000 in options that expired during the quarter. There were no options exercised during the nine-month period ended September 30, 2023. There was 7,500 options exercised during the nine-months ended September 30, 2022.

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	300,000	$4.36	332,500	$4.25
Granted	100,000	4.11	0
Exercised	0		(7,500)	4.15
Expired	(225,000)	4.57	0
Options outstanding at September 30	175,000	$4.03	325,000	$4.30

Options exercisable at September 30	50,000	$4.21	320,000	$4.31

Weighted average grant date fair for options exercised during the period	0		7,500	$4.15

As of September 30, 2023, the total unrecognized compensation expense related to outstanding stock options was $119, which the Company expects to recognize over a period of five years. The Company recognized compensation expense in connection with the vesting of stock options of approximately $30 for the three and nine months ended September 30, 2023.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

(in thousands except share and per share amounts)

(unaudited)

Restricted stock units

The 2013 Plan authorizes the issuance of restricted stock units.  Stock-based compensation expense is determined on the grant date based on the closing market value of our common stock. The amount of expense is calculated based on an estimate of the number of awards expected to vest at the end of each vesting period and is expensed evenly over the vesting period.  In connection with the time of vesting and issuance of shares, an eligible recipient of common stock may elect to have some shares withheld by the Company to satisfy any requirement for withholding taxes.

In September 2023, the Company granted 35,000 restricted stock units to its Chief Executive Officer and 17,500 restricted stock units to each of its four non-employee board members. The restricted stock units vest 20% on the first anniversary of the grant and 20% annually thereafter.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	0	$0
Granted	105,000	4.11
Vested	0	0
Forfeited/canceled	0	0
Unvested as of September 30, 2023	105,000	$4.11

As of September 30, 2023, the total unrecognized compensation expenses related to outstanding restricted stock units is $424, which the Company expects to recognize over a period of five years. The Company recognized compensation expense in connection with the vesting of restricted stock units of approximately $8 for the three and nine months ended September 30, 2023.

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development and sales efforts. We make forward-looking statements throughout this Form 10-Q, but primarily in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. These include statements relating to our beliefs and expectations and intentions with respect to (i) our growth and profitability, (ii) our marketing and product development, (iii) our ability to continue to obtain parts and materials for our products from various manufacturers and distributors in a timely manner and at reasonable prices, (iv) the value of our intellectual property, (v) our competitive position in the marketplace, (vi) the effect of governmental regulations on our business, (vii) our employee relations, (viii) the adequacy of our facilities, (ix) our intention to develop new products, (x) the possibility of us acquiring compatible businesses or product lines as part of our growth strategy, and (xi) our future cash requirements and use of cash.

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligation to update any forward-looking statements. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.  These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results listed under the heading “Forward-Looking Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the following:

  Respond to events beyond our control such as any disruption in the economy caused by (i) a government shutdown similar to those that have occurred over the past decade or (ii) the recent October 2023 outbreak of violence in the Middle East,
  Continue to procure components for our products, and maintain a steady and reliable workforce, as described below under "Supply Chain and Labor Dynamics".

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

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.7	47.5	50.6	46.0
Gross profit	48.3	52.5	49.4	54.0

Operating expenses
Selling and marketing	14.9	16.1	16.3	17.7
General and administrative	24.0	22.4	23.4	30.7
Research and development	10.6	8.6	11.6	9.3
Total operating expenses	49.5	47.1	51.3	57.7

Operating income (loss)	(1.2)	5.4	(1.9)	(3.7)

Non-operating income
Interest income	5.3	1.6	4.8	0.6
Total non-operating income, net	5.3	1.6	4.8	0.6

Income (loss) before income tax expense (benefit)	4.1	7.0	2.9	(3.1)

Income tax expense (benefit)	3.6	1.4	1.5	(0.7)

Net income (loss)	0.5%	5.6%	1.4%	(2.4)%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2023 and 2022.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the three-month period ended September 30, 2023 were $2,057, a decrease of $159, or 7.2%, from $2,216 during the comparable period in 2022.  Net sales for the nine months ended September 30, 2023 were $6,239, a decrease of $676, or 9.8%, from $6,915 during the comparable period in 2022.  The decrease during the three-month period was the result of decreased sales of our wired sensor products, partially offset by increased sales of HazardPROTM wireless hazard monitoring systems.  The decrease during the nine-month period was a result of decreased sales of both traditional wired products and HazardPRO wireless hazard monitoring systems.

Gross Profit

Gross profit for the third quarter of 2023 was $993, a decrease of $170, or 14.6%, over the same period in 2022. Gross profit for the nine months ended September 30, 2023 was $3,083, a decrease of $654, or 17.5%, over the same period in 2022. Gross margin decreased in the third quarter of 2023 to 48.3% from 52.5% during the same period in 2022. Gross margin for the nine months ended September 30, 2023 decreased to 49.4% from 54.0% over the same period in 2022. The decrease in gross margin for both periods was primarily due to an increase in product and labor costs across all product lines.

 Operating Expenses

Total operating expenses decreased $25, or 2.4%, to $1,019 for the third quarter of 2023 compared to the same period in 2022 and increased as a percentage of net sales to 49.5% from 47.1%. Total operating expenses decreased $794, or 19.9%, to $3,203 for the nine months ended September 30, 2023 compared to the same period in 2022 and decreased as a percentage of net sales to 51.3% from 57.7%. The decrease in operating expenses for both periods was primarily due to lower legal and professional fees related to the terminated merger agreement with Mobile X as discussed in Note 5 to the financial statements and decreased sales headcount.

●

Selling and marketing expenses in the third quarter of 2023 decreased $50 to $307, or 14.0%, from the same period in 2022 and decreased as a percentage of net sales to 14.9% from 16.1%. Selling and marketing expenses in the nine months ended September 30, 2023 decreased $209 to $1,021, or 17.0%, from the same period in 2022 and decreased as a percentage of net sales to 16.3% from 17.7%. The decrease for both periods was primarily due to lower sales headcount and variable compensation related to lower revenue.

●

General and administrative expenses decreased $3 to $494, or 0.6%, in the third quarter of 2023 compared to the same period in 2022 but increased as a percentage of net sales to 24.0% from 22.4%. General and administrative expenses decreased $667 to $1,458, or 31.4%, in the nine months ended September 30, 2023 compared to the same period in 2022 and decreased as a percentage of net sales to 23.4% from 30.7%. The decrease in both periods was primarily due to a decrease in legal and professional fees related to the terminated merger agreement, partially offset by an increase in stock-based compensation expense primarily related to the 2023 third quarter stock option grants.

●

Research and development expenses increased $28 to $218, or 14.7%, in the third quarter of 2023 compared to the same period in 2022 and increased as a percentage of net sales to 10.6% from 8.6%. Research and development expenses increased $82 to $724, or 12.8%, in the nine months ended September 30, 2023 compared to the same period in 2022 and increased as a percentage of net sales to 11.6% from 9.3%. The increase for both periods was due to higher contract engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income increased by $74, or 211.4%, for the three-month period ended September 30, 2023 compared to the same period in 2022.  Net non-operating income increased by $253, or 588.4%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase for both periods is the result of additional interest income earned as a result of higher interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Income before income tax expense was $83 for the third quarter of 2023, representing a decrease of $71 compared to $154 for the same period in 2022. Income before income tax expense was $176 for the nine months ended September 30, 2023, representing an increase of $393 compared to a loss before income tax benefit of $217 for the same period in 2022. The decrease for the three-month period was primarily due to lower revenues and gross margins, as discussed above.  The increase for the nine months was primarily the result of lower operating expenses and an increase in interest income, partially offset by lower revenues and gross margins, as discussed above.

Income Tax Expense (Benefit)

Income tax expense was $75, or 3.6%, of net sales in the third quarter of 2023 compared to an income tax expense of $32, or 1.4%, of net sales in the third quarter of 2022. Income tax expense was $96, or 1.5%, of net sales for the nine months ended September 30, 2023, compared to an income tax benefit of $46, or (0.7)%, of net sales for the nine months ended September 30, 2023.  Income tax expense in the 2023 periods was higher than federal tax rates due to the 2023 third quarter write-off of deferred tax asset related to the 2023 expired options.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3,902 at September 30, 2023 and $7,646 at December 31, 2022. The decrease was primarily the result of an increase in Treasury Bills classified as investments as of September 30, 2023 as compared to December 31, 2022. Cash, cash equivalents, and investments were $9,928 at September 30, 2023 as compared to $9,682 at December 31, 2022.

Cash from operating activities was $92 for the nine months ended September 30, 2023 as compared to cash used in operating activities of $213 for the nine months ended September 30, 2022. The $305 increase in cash from operating activities was due primarily to an increase in net income and a decrease in trade receivables.  The 2023 net income compared to the 2022 net loss was primarily due to decreased expenses related to the terminated merger agreement described in Note 5 to the financial statements and an increase in interest income, partially offset by a decrease in net revenues. The decrease in trade receivables is due to the timing of sales and collections.

Cash used in investing activities was $3,831 for the nine months ended September 30, 2023 compared to cash from investing activities of $2,991 for the nine months ended September 30, 2022. The increase in cash used in investing activities was due to the 2023 increase in the purchases of Treasury Bills classified as investments compared to maturities. As shown on the Statement of Cash Flows, during 2023, the Company purchased more Treasury Bills with maturity dates greater than three months to secure higher interest rates.

Cash used in financing activities in the nine months ended September 30, 2023 was $5 compared to cash from investing activities of $27 for the nine months ended September 30, 2022.  In the third quarter of 2022, three non-employee directors exercised a total of 7,500 stock options for a total exercise price of $31.

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

Supply Chain and Labor Dynamics

We traditionally have had one or more robust sources for production components and materials. However, we continue to experience disruptions in our supply chain, resulting in difficulty sourcing some components. We are also experiencing price increases for many of the components used in our products. To meet these challenges, we are seeking additional sources for components and modifying product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components. As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Supply chain dynamics may have an effect on the efficiency of our business operations, our customer base, and the domestic or worldwide economy.  Furthermore, the labor market for qualified employees able to fill our various open positions is challenging and may result in delays in filling these positions. In addition, we may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us, or our products shipped to customers, in a timely and cost-effective manner. While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

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

Off-balance Sheet Arrangements

As of September 30, 2023, the Company had no off-balance sheet arrangements or transactions.

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

As discussed below, to calculate Adjusted Net Income, the Company added back the costs and expenses, less estimated taxes, related to the negotiation and execution of the June 10, 2022 proposed Mobile X merger transaction to Net Income (Loss) for the three and nine months ended September 30, 2022. The Company believes adding back these costs and expenses more accurately portrays the underlying results and trends of the ongoing business.

On January 30, 2023, the Company and Mobile X jointly agreed to terminate the merger agreement. Although the costs and expenses related to the Company-Mobile X Merger Agreement were incurred primarily in general and administrative expenses, the Company is not presenting any other non-GAAP information because it believes it has adequately described these expenses in the Management's Discussion and Analysis section of this Form 10-Q and past filings with the Securities and Exchange Commission.

The Company incurred approximately $79 and $856 in legal and other professional fees for the three and nine months ended September 30, 2022, respectively, related to the Mobile X merger opportunity.  The following table sets forth a reconciliation of Net Income (Loss), a GAAP financial measure, to Adjusted Net Income (as defined above), the non-GAAP measure, for the periods noted.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income (Loss) - GAAP	$8	$122	$80	$(171)
Merger-related expenses	0	79	0	856
Income tax benefit of merger-related expenses	0	(17)	0	(180)
Adjusted Net Income	$8	$184	$80	$505

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings – None
Item 1A. Risk Factors – Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosures – Not Applicable
Item 5. Other Information – None

Item 6. Exhibits

Exhibit	Description

10.3	Form of Non-Qualified Stock Option Agreement under the 2013 Equity Incentive Plan, as updated August 2023

10.4	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan

31.1	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2023 and September 30, 2022, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 14, 2023	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

