Form 10-K
period 2023-12-31
ELECTRO SENSORS INC
filed 2024-03-20
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under §404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,400,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2023.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 19, 2024 was 3,428,021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2023

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors, both nationally and internationally.   In 2023, we had international sales through distributors in the following countries; Canada, Mexico, Brazil, Chile, Peru, United Kingdom, Ukraine, Egypt, South Africa, India, Australia, China, the Republic of Korea, Vietnam, Malaysia, Philippines, Thailand, and Singapore. Sales to customers outside the United States represented approximately 10% of revenues in 2023. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers operate in a wide range of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

We continue to explore new industries and applications within the industries we serve to expand sales and may also consider acquiring compatible businesses or product lines as part of our growth strategy.  In addition, we may make strategic investments that we believe present good opportunities for the Company and its shareholders.

In addition to enhanced operational safety, we believe that a wide variety of organizations could achieve significant savings in both time and materials by adding production monitoring and drive control technology to existing processes to coordinate the operation of related machines and help prevent costly downtime. We sell our products into both the “retro-fit” market and into new manufacturing or processing systems.

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

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we typically do not depend on any single source for these supplies and materials. In 2023, we continued to experience disruptions in our supply chain, resulting in difficulty sourcing parts and increased costs on parts and materials.  In some situations, we have and are modifying product designs to accommodate new components that are more readily available or have a lower cost. There is no guarantee that we have and will continue to be successful in updating these designs and sourcing alternative components and material.  We may also continue to experience transportation and freight availability delays, which may make it difficult to have materials and components shipped to us or our products shipped to customers, in a timely and cost-effective manner.  We continue to closely monitor lead times and availability of components. We are continually assessing our inventory levels and may take actions as necessary to minimize disruptions to our supply chain such as maintaining larger levels of inventories than we have in the past, but these actions may not be successful if significant disruptions occur.

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

Human Capital

As of December 31, 2023, the Company had 35 employees, all of whom are full-time and based in the United States.  We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

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

Fluctuations in Operating Results

We have experienced fluctuations in our historical operating results and expect to experience fluctuations in the future.  These fluctuations may affect the market price of our common stock. Sales can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include: product competition and acceptance, timing of customer orders, cancellation of orders, the mix of products sold, supply chain disruptions, downturns in the markets we serve, geopolitical events, and economic disruptions such as weather-related events. In addition, we have experienced and may continue to experience increased costs for materials and labor which may impact our profitability.  Because fluctuations may occur, we caution investors that results of our operations for recent periods may not accurately predict how we will perform in the future. We cannot ensure that we will achieve revenue or earnings growth.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The Securities and Exchange Commission, or SEC, maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at https://www.electro-sensors.com/about/investor-info as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Information on our website is not incorporated by reference into this report and should not be considered part of this document.

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

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligation to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause these results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include our ability to:

●	successfully use our cash and liquid assets to develop or acquire new or complementary products or business lines to increase our revenue and profitability;

●	comply with any new government regulations that may be adopted to require companies to reduce carbon emissions or to disclose their carbon footprint, including the carbon footprint of components to manufacturers;

●	ensure that our operational systems, security systems and infrastructure, as well as those of third-party vendors, remain free from viruses or cyberattacks;

●	quickly and successfully adapt to changing industry technological standards;

●	comply with existing and changing industry regulations;

●	attract and retain key personnel, including senior management;

●	offset the effect of inflation on component prices and labor by increasing prices on finished products;

●	adapt to changing economic conditions and manage downturns or disruptions in the economy in general;

●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us;

●	respond to geopolitical and macroeconomic events that are beyond our control, such as any downturn in the economy caused by (i) a government shutdown similar to those that have occurred over the past decade, (ii) sovereign monetary policy and the resulting impact on interest rates, or (iii) unrest in the Middle East and the war between Russia and the Ukraine;

●	continue to procure components for our products, and maintain a steady and reliable workforce, as described below under "Supply Chain and Labor Dynamics"; and

●	the fact that we cannot guarantee that the special committee our Board formed in January 2023 to explore and pursue business development and other strategic alternatives will be successful in enhancing shareholder value.
10

Item 1A.                  Risk Factors.

This item is not required for smaller reporting companies, but above under “Forward-Looking Statements,” we discuss some of the risk factors that are relevant to our business and operating results.

Item 1B.                 Unresolved Staff Comments.
None
Item 1C.                 Cybersecurity.

Electro-Sensors recognizes the critical importance of cybersecurity in safeguarding sensitive information, protecting our stakeholders, and maintaining customer trust.  Our approach to managing cybersecurity risks includes implementing and overseeing governance practices and policies, periodic risk assessment, an incident response plan, ongoing training and awareness programs, and a commitment to continuous improvement.

Electro-Sensors’ information security is managed by our President and managers within the company.  They are collectively responsible for cybersecurity strategy, policy, standards, and processes.  Our Board of Directors rely on management to bring significant cybersecurity matters impacting the Company to its attention, including with respect to material risks from cybersecurity threats.  The Board is informed of cybersecurity matters on a quarterly basis and more often, as required.

A reputable firm for managed IT services provides managed IT services to  Electro-Sensors. Services provided include managed device and network monitoring, patch management, security services including endpoint security and firewall management, secure email gateway and antispam, backup and recovery services, and 24/7 managed support. The Company's external network access and email are secured with Multi-Factor Authentication. All access control requests are documented and executed by trained, authorized personnel. Recovery data is kept offsite, and credentials are not kept within the client network. All security solutions managed by the managed service provider send critical alerts to an external ticketing system, and all critical alerts are responded to by trained personnel.

In the event of a cybersecurity incident, we have an incident response plan in place.  This plan includes detection, response, and communication with stakeholders.  Incident response is supported by appropriate third-party experts to address, assess, and respond to the event. The plan calls for mobilization of a response team including both internal and external resources as well as communication protocols so that event information is shared on a timely basis.  We are committed to providing timely and accurate information to our stakeholders in the event of a breach.

As of the date of this report, we are not aware of any breach events or cybersecurity threats that could materially affect or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.   However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition.

Item 2.                    Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2024.

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

Based on data provided by our transfer agent, as of February 29, 2024, we had 61 shareholders of record who held 838,094 shares of the Company’s common stock. In addition, nominees held an additional 2,589,927 shares for approximately 1,130 shareholders holding shares in street name.

From time to time, we may be required to repurchase our common stock as a result of Employee Stock Ownership Plan ("ESOP") obligations described in Note 11 to our 2023 financial statements. We did not repurchase any common stock during the years ended December 31, 2023 and 2022.

The information required by Item 201(d) of SEC Regulation S-K is set forth in Item 12 of this Form 10-K.

Item 6.                    [Reserved].

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

	Years Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of goods sold	50.4	46.4
Gross profit	49.6	53.6

Operating expenses
Selling and marketing	15.6	16.8
General and administrative	23.0	28.0
Research and development	11.4	9.3
Total operating expenses	50.0	54.1

Operating loss	(0.4)	(0.5)

Non-operating income
Interest income	4.8	1.2
Total non-operating income, net	4.8	1.2

Income before income taxes	4.4	0.7

Income tax expense (benefit)	1.2	(0.3)

Net income	3.2%	1.0%

The following paragraphs discuss the Company’s performance for years ended December 31, 2023 and 2022.

Comparison of 2023 vs 2022 (dollars in thousands)

Net Sales

Net sales for 2023 were $8,555, a decrease of $474, or 5.2%, from $9,029 in 2022.  The decrease in sales was proportionally similar for both wired and HazardPRO wireless sensors and systems.  International sales were steady as compared to 2022 at 10.3% of revenue.

Gross Profit

Gross profit for 2023 decreased $596, or 12.3%, to $4,245 from $4,841 in 2022.  Gross margin in 2023 was 49.6% compared to 53.6% in 2022. The decrease in gross margin was primarily due to an increase in raw material and labor costs across all product lines, partially offset by price increases introduced in the second half of 2023.

Operating Expenses

Total operating expenses decreased $605, or 12.4%, to $4,273 in 2023 from $4,878 in 2022, and decreased as a percentage of net sales to 50.0% from 54.1%.  The decrease in operating expense dollars was primarily due to decreases in legal and other professional fees incurred in 2022 associated with the announced merger with Mobile X Global, Inc. (Mobile X) that was terminated in January 2023 (as discussed in the following section "Non-GAAP Financial Measure") and to lower sales headcount.

●

Selling and marketing expenses decreased $184, or 12.1%, to $1,332 in 2023 from $1,516 in 2022, and decreased as a percentage of net sales to 15.6% from 16.8%. The decrease was primarily due to lower sales headcount and variable compensation due to lower revenue.

●

General and administrative expenses decreased $558, or 22.1%, to $1,968 in 2023 from $2,526 in 2022, and decreased as a percentage of net sales to 23.0% from 28.0%. The decrease was primarily due to legal and other professional fees incurred in 2022 related to the execution and subsequent termination of the merger agreement with Mobile X and related matters, partially offset by an increase in stock-based compensation expense related to stock option and restricted stock unit grants in the third quarter of 2023. Additional information related to the Mobile X merger is provided below in the Non-GAAP Financial Measure section and in Note 9 to the financial statements.

●

Research and development expenses increased $137, or 16.4%, to $973 in 2023 compared to $836 in 2022, and increased as a percentage of net sales to 11.4% from 9.3%. The increase was primarily due to additional headcount and higher contract engineering costs related to product development and enhancements.

Operating Loss

Operating loss was $28 in 2023 compared to $37 in 2022, a decrease of $9, or 24.3%.  The decrease was primarily the result of lower legal and other professional fees related to the Mobile X merger agreement and related matters, primarily offset by a decrease in net revenues and gross profit margin.

Non-Operating Income

Non-operating income increased $297 to $406 in 2023 from $109 in 2022, primarily as a result of an increase in interest income earned as a result of higher interest rates on Treasury Bills.

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

Income Taxes

Income tax expense was $103 in 2023 compared to an income tax benefit of $28 in 2022. The increase in the tax expense was due primarily to increased interest income in 2023 compared to 2022.  We have provided detailed information about our income tax provision in Note 12 to the financial statements.

Net Income

We reported net income of $275 in 2023 compared to $100 in 2022, an increase of $175, or 175.0%. Basic and diluted earnings per share were $0.08 and $0.03 in 2023 and 2022, respectively.

Non-GAAP Financial Measure

In addition to financial results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company is providing a non-GAAP financial measure in this Form 10-K and an itemized reconciliation between Net Income and Adjusted Net Income, the non-GAAP financial measure.

The Company is using "Adjusted Net Income" as a non-GAAP financial measure to facilitate period-to-period comparisons and analysis of its operating performance and believes it is useful to investors as a supplement to GAAP measures in analyzing, trending and benchmarking the performance and value of the Company’s business. This measure is not intended to be a substitute for, or more meaningful than, Net Income prepared and reported in accordance with GAAP, but is provided as supplemental information. This measure may be different from Adjusted Net Income or similar financial measures used by other companies, even when similar terms are used to identify these measures.

As discussed below, to calculate Adjusted Net Income, the Company added back the expenses, less estimated taxes, related to the negotiation and execution of the proposed Mobile X merger transaction to Net Income for the years ended December 31, 2023 and 2022.  The Company believes adding back these expenses more accurately portrays the underlying results and trends of the ongoing business.

These expenses continued, at a lower level, into 2023.  On January 30, 2023, the Company and Mobile X jointly agreed to terminate the merger agreement. Although the expenses related to the Company-Mobile X Merger Agreement were incurred primarily in general and administrative expenses, the Company is not presenting any other non-GAAP information because it believes it has adequately described these expenses in the Management's Discussion and Analysis section of this Form 10-K and past filings with the Securities and Exchange Commission.

The Company incurred approximately $42 and $875 in legal and other professional fees for the years ended December 31, 2023 and 2022, respectively, related to the terminated Mobile X merger.  The following table sets forth a reconciliation of Net Income, a GAAP financial measure, to Adjusted Net Income, a non-GAAP financial measure.

	Years Ended December 31
	2023	2022
Net Income - GAAP	$275	$100
Plus merger related expenses	42	875
Less income taxes on merger expenses	(9)	(184)
Adjusted Net Income	$308	$791

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $9,870 and $7,646 at December 31, 2023 and 2022, respectively. The increase was due to the fact that at December 31, 2023 we held more available funds in assets defined as cash and cash equivalents while at December 31, 2022, we held more available funds in assets defined as investments. Working capital was $12,449 at December 31, 2023 compared to $12,183 at December 31, 2022.

Cash generated from operating activities was $130 in 2023 compared to cash used in operating activities of $147 in 2022, an increase of $277.  The increase was primarily due to higher net income primarily due to the decrease in legal and other professional fees related to the Mobile X merger agreement and related matters.

Cash generated from investing activities in 2023 was $2,100, compared to $964 in 2022. The increase in cash from investing activities was due to an increase in maturities of Treasury Bills as compared to the purchase price of Treasury Bills classified as investments. In addition, we purchased $70 and $65 of property, equipment, and intangibles in 2023 and 2022, respectively.

Cash used in financing activities during 2023 was $6 as compared to cash generated from financing activities of $116 during 2022.  During 2022, three non-employee directors and one employee exercised a total of 32,500 stock options for a total exercise price of $122.

Subject to the following section, entitled "Supply Chain and Labor Dynamics," the Company believes its ongoing cash usage requirements will be primarily for capital expenditures, potential acquisitions, investments we believe present good opportunities for the Company and its shareholders, research and development, working capital, and growth initiatives.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Supply Chain and Labor Dynamics

We traditionally have had one or more robust sources for production components and materials. However, we continue to experience disruptions in our supply chain, resulting in difficulty sourcing some components. We are also experiencing price increases for many of the components used in our products. To meet these challenges, we are seeking additional sources for components and are modifying product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components. As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Supply chain dynamics may have an effect on the efficiency of our business operations, our customer base, and the domestic or worldwide economy.  Furthermore, the labor market for qualified employees able to fill our various open positions is challenging and becoming more costly.  These factors may result in delays in filling these positions and negatively impact profit margins. In addition, we may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us, or our products shipped to customers, in a timely and cost-effective manner. While we continue to closely monitor and manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

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

Realizability of trade receivables

We estimate our allowance for credit losses based on the credit losses expected to arise over the life of our trade receivables. We are unable to predict which, if any, of our customers will be unable to pay their open invoices at a future date. If an account becomes uncollectible and we are required to write off the balance, we would write off the balance to the allowance for credit losses.  Any change in our allowance for credit losses could cause a material increase or decrease in our general and administrative expenses.

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

Valuation of investments

Our investments in available-for-sale securities are valued at market prices in an open market. The prices are subject to the normal fluctuations that could be either negative or positive. Even though these equity securities were only valued at $56 at December 31, 2023, changes in the value of these equity securities could affect our profitability as the value fluctuates.  For Treasury Bills with a maturity of more than 90 days from the date of purchase, we recognize interest, evenly, over the term of the Treasury Bill.  We adjust the value of the Treasury Bill to fair value and unrealized holding gains or losses are reported in other comprehensive income (loss) on the balance sheet.  Treasury Bills accounted for as cash equivalents are adjusted to fair value monthly and the change in the fair value is reported as interest income on the statement of comprehensive income.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2023 and 2022 and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Company's auditor since 2006.

Minneapolis, Minnesota

March 20, 2024

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31
	2023	2022
ASSETS

Current assets

Cash and cash equivalents	$9,870	$7,646
Treasury Bills	0	1,980
Equity securities	56	56
Trade receivables, less allowance for credit losses of $11	1,283	1,161
Inventories	1,751	1,745
Other current assets	179	214
Income tax receivable	0	11

Total current assets	13,139	12,813

Deferred income tax asset	355	256

Property and equipment, net	951	975

Total assets	$14,445	$14,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current maturity of financing lease	$0	$6
Accounts payable	291	274
Accrued expenses	323	350
Accrued income taxes	76	0

Total current liabilities	690	630

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,428,021 shares issued and outstanding	342	342
Additional paid-in capital	2,230	2,163
Retained earnings	11,183	10,908
Accumulated other comprehensive income (unrealized income on available-for-sale securities, net of income tax)	0	1

Total stockholders’ equity	13,755	13,414

Total liabilities and stockholders’ equity	$14,445	$14,044

See Notes to Financial Statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

	Years Ended December 31,
	2023	2022

Net sales	$8,555	$9,029
Cost of goods sold	4,310	4,188

Gross profit	4,245	4,841

Operating expenses

Selling and marketing	1,332	1,516
General and administrative	1,968	2,526
Research and development	973	836

Total operating expenses	4,273	4,878

Operating loss	(28)	(37)

Non-operating income

Interest expense	(1)	(1)
Interest income	407	110

Total non-operating income, net	406	109

Income before income taxes	378	72

Income tax expense (benefit)	103	(28)

Net income	275	100

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	(1)	1
Other comprehensive income (loss)	(1)	1

Net comprehensive income	$274	$101

Net income per share data

Basic
Net income per share	$0.08	$0.03
Weighted average shares	3,428,021	3,401,137

Diluted
Net income per share	$0.08	$0.03
Weighted average shares	3,428,021	3,432,843

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2021	3,395,521	$339	$2,041	$10,808	$0	$13,188

Exercise of common stock options	32,500	3	119			122
Other comprehensive income					1	1
Stock-based compensation expense			3			3
Net income				100		100

Balance, December 31, 2022	3,428,021	342	2,163	10,908	1	13,414

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			67			67
Net income				275		275

Balance, December 31, 2023	3,428,021	$342	$2,230	$11,183	$0	$13,755

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from (used in) operating activities

Net income	$275	$100

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation and amortization	94	145
Deferred income taxes	(99)	(48)
Stock-based compensation expense	67	3
Interest accrued on Treasury Bills	(191)	(8)
Change in:
Trade receivables	(122)	(156)
Inventories	(6)	(82)
Other current assets	35	(26)
Accounts payable	17	(75)
Accrued expenses	(27)	8
Income taxes payable/receivable	87	(8)

Net cash from (used in) operating activities	130	(147)

Cash flows from investing activities

Purchases of Treasury Bills	(13,830)	(6,971)
Proceeds from the maturity of Treasury Bills	16,000	8,000
Purchase of property and equipment	(70)	(65)

Net cash from investing activities	2,100	964

Cash flows from (used in) financing activities

Payments on financing lease	(6)	(6)
Proceeds from the exercise of common stock options	0	122

Net cash from (used in) financing activities	(6)	116

Net increase in cash and cash equivalents	2,224	933

Cash and cash equivalents, beginning	7,646	6,713
Cash and cash equivalents, ending	$9,870	$7,646

Supplemental cash flow information
Cash paid during the year for income taxes	$115	$28
Cash paid during the year for interest	$1	$1

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company maintains an allowance for credit losses on trade receivables, which is recorded as an offset to trade receivables.  Changes in the allowance for credit losses are included as a component of operating expenses in the Statements of Comprehensive Income. The Company assesses credit losses on its entire balance of trade receivables.

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term).  The Company considers historical loss rates and current economic conditions. Receivables are written off against the allowance for credit losses.  The allowance for credit losses was $11 at December 31, 2023 and 2022.

As of December 31, 2023, the Company had no customers that exceeded 10% of the accounts receivable balance.  As of December 31, 2022, there was one customer that accounted for approximately 12% of the accounts receivable balance.

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

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income in non-operating income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2023 and 2022.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2023 and 2022 due to the short term maturity nature of these instruments.

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

Estimated useful lives are as follows:

Years
Autos	3
Equipment	5 - 10
Furniture and Fixtures	3 - 7
Building	7 - 40
27

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

Intangible assets

The intangible asset was a communication technology acquired in October 2019.  The Company amortized the cost of the intangible asset on a straight-line method over its estimated useful life, which was complete in 2022.

Revenue recognition

At contract inception, the Company assesses the goods and services to be provided to a customer and identifies a performance obligation for each distinct good or service.   We also determine the transaction price for each performance obligation at contract inception.  Our contracts, generally in the form of a purchase order, specify the product or service that is to be provided to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer.  Certain contracts have a second performance obligation, which typically is the initialization of the HazardPRO product.  For contracts that have multiple performance obligations, we allocate the transaction price to each performance obligation using the relative stand-alone selling price.  We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers.  We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when we ship the products.  We recognize service revenue at the point in time when we have provided the service, which typically takes less than a week to provide.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $46 and $38 in 2023 and 2022, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $973 and $836 in 2023 and 2022, respectively.

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive gain (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We have a valuation allowance on our deferred tax asset of $279 and $252 at December 31, 2023 and 2022, respectively.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

Net income per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options were exercised or converted into common stock.  For the years ending December 31, 2023 and 2022, respectively, options to purchase 175,000 and 268,294 weighted average common shares have been excluded from the diluted weighted average shares because their effect would be anti-dilutive.  In addition, for the year ended December 31, 2023, 105,000 restricted stock units have been excluded from the calculation because their effect would be anti-dilutive.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income.

	Income	Shares	Per share amount

2023:
Basic EPS	$275	3,428,021	$0.08
Effect of dilutive stock options		0	0.00
Diluted EPS	$275	3,428,021	$0.08

2022:
Basic EPS	$100	3,401,137	$0.03
Effect of dilutive stock options		31,706	0.00
Diluted EPS	$100	3,432,843	$0.03

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2023, the Company had one stock-based compensation plan.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

Note 2. Investments

The Company has investments in commercial paper, Treasury Bills, and common equity securities of two private U.S. companies.  The commercial paper investment is in U.S. debt with ratings of F1+.  The Treasury Bills have original maturities ranging from two months to three months.  Treasury Bills with an original maturity date of three months or less are included within cash and cash equivalents on the balance sheet.

The Company classifies its investments in commercial paper and Treasury Bills as available-for-sale accounted for at fair value with unrealized gains and losses recognized in accumulated other comprehensive gain on the balance sheet.

Equity securities are measured at fair value and unrealized gains and losses are recognized in non-operating income.

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2023
Money Market Savings	$1,902	$0	$0	$1,902
Treasury Bills	7,900	26	0	7,926
Equity Securities	54	2	0	56
	9,856	28	0	9,884
Less Cash Equivalents	9,802	26	0	9,828
Total Investments, December 31, 2023	$54	$2	$0	$56

December 31, 2022
Commercial Paper	$1,377	$0	$0	$1,377
Treasury Bills	7,922	32	0	7,954
Equity Securities	54	2	0	56
	9,353	34	0	9,387
Less Cash Equivalents	7,319	32	0	7,351
Total Investments, December 31, 2022	$2,034	$2	$0	$2,036

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

Changes in Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income are as follows:

	Years Ended December 31,
	2023	2022
Unrealized Gains
Unrealized holding gains arising during the period	$0	$1
Less: Reclassification of gains included in net income	(1)	0
	(1)	1

Deferred Taxes on Unrealized Gains:
Increase in deferred taxes on unrealized gains arising during the period	0	0
Less: Reclassification of taxes on gains included in net income	0	0
	0	0

Net Change in Accumulated Other Comprehensive Income (Loss)	$(1)	$1

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2023

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market savings	$1,902	$1,902	$1,902	$0	$0
Treasury Bills	7,926	7,926	7,926	0	0
Equity securities	56	56	0	0	56

December 31, 2022

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Commercial paper	$1,377	$1,377	$1,377	$0	$0
Treasury Bills	5,974	5,974	5,974	0	0
Treasury Bills - maturity date greater than three months	1,980	1,980	1,980	0	0
Equity securities	56	56	0	0	56

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The change in level 3 assets at fair value on a recurring basis is summarized as follows:

	Years Ended December 31,
	2023	2022

Beginning Balance	$56	$56
Change in value	0	0
Ending Balance	$56	$56

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2023	2022
Raw Materials	$1,172	$1,162
Work In Process	301	278
Finished Goods	288	315
Reserve for Obsolescence	(10)	(10)
Total Inventories	$1,751	$1,745

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2023	2022
Autos	$63	$63
Equipment	282	282
Furniture and Fixtures	463	491
Right-of-Use Asset	30	30
Building	1,373	1,373
Land	415	415
	2,626	2,654
Less Accumulated Depreciation	1,675	1,679
Total Property and Equipment	$951	$975

Depreciation expense for the years ended December 31, 2023 and 2022 was $94 and $107, respectively.

Note 6. Net Intangible Assets

Intangible assets included the following:

		December 31, 2022
	Average Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Communication Technology	3 Years	150	150	0
Net Intangible Assets		$150	$150	$0

Amortization expense for the year ended December 31, 2022 was $38.

Note 7. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2023	2022
Wages and Commissions	$255	$328
Other	68	22
Total Accrued Expenses	$323	$350

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

Note 8. Leases

The Company had a financing lease for office equipment which ended in December 2023.  The lease has been extended as an operating lease on a month-to-month basis.  Lease expense for the year ended December 31, 2023 was $1.

The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$5	$6
Interest on lease liabilities	0	1
Total finance lease cost	$5	$7

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2023	2022
Finance leases
Property and equipment, gross	$30	$30
Accumulated amortization	(30)	(25)
Property and equipment, net	$0	$5

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

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

Note 10. Stock-Based Compensation

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of nonqualified stock options and restricted stock units. Payment for the shares may be made in cash, shares of the Company’s common stock or a combination thereof. Under the terms of the 2013 Plan, incentive stock options and non-qualified stock options are granted at a minimum of 100% of fair market value on the date of grant and may be exercised at various times depending upon the terms of the option. All existing options expire 10 years from the date of grant or one year from the date of death.  The grants require an acceleration of vesting upon a change of control in the Company.

Under the 2013 Plan, the Company is authorized to issue up to 600,000 shares through stock options and awards such as restricted stock or restricted stock units. As of December 31, 2023, under the 2013 Plan, 25,000 shares had been issued, options to purchase an aggregate of 175,000 shares were outstanding, of which options to purchase 95,000 shares were exercisable.  During 2023, the Company also granted 105,000 restricted stock units. There are 295,000 additional shares available for issuance pursuant to awards that may be granted under the plan in the future.

Under the 1997 Plan, the Company was authorized to grant options to purchase up to 450,000 shares of its common stock.  As of December 31, 2023, there were no options to purchase shares outstanding under the 1997 Plan. The board terminated the plan in 2014, but there were 7,500 outstanding options on that date that remained outstanding until they were exercised in 2022.

Stock Options

In 2023, the Company granted 25,000 non-qualified stock options each to its Chief Executive Officer and to three of its four non-employee board members. The options vest 20% on the grant date, with an additional 20% vesting annually thereafter.  There were no options granted during the year ended December 31, 2022.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the year ended December 31, 2023 are as follows:

Dividend Yield	0.00%
Expected Volatility	25.56%
Risk Free Interest Rate	4.35%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using the Company's historical volatility as the Company believes the expected volatility will approximate historical volatility.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

There were no options exercised during the year ended December 31, 2023.  There were 32,500 options exercised during the year ended December 31, 2022.  The Company had 225,000 options expire during the year ended December 31, 2023.

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan and 1997 Plan:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at December 31, 2021	332,500	$4.30	2.6
Granted	0
Exercised	(32,500)	3.76	3.4
Expired	0
Balance at December 31, 2022	300,000	4.35	1.4
Granted	100,000	4.25	9.7
Exercised	0
Expired	(225,000)	4.57	0.0
Balance at December 31, 2023	175,000	$4.06	6.8	$20
Vested and exercisable as of December 31, 2023	95,000	$3.84		$20

As of December 31, 2023, the unrecognized compensation expense related to outstanding stock options is $111, which the Company expects to recognize over a period of four years. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to the awards will be different from our expectations. The Company recognized compensation expense in connection with the vesting of options of approximately $38 and $3 during the years ended December 31, 2023 and 2022, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

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

In 2023, the Company granted 35,000 restricted stock units to its Chief Executive Officer and 17,500 restricted stock units to each of its four non-employee board members. The restricted stock units vest 20% on the first anniversary of the grant and 20% annually thereafter.

The following table summarizes restricted stock unit activity for the year ended December 31, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	0	$0.00
Granted	105,000	4.11
Vested	0	0.00
Forfeited/canceled	0	0.00
Unvested as of December 31, 2023	105,000	$4.11

As of December 31, 2023, the unrecognized compensation expense related to outstanding restricted stock units is $403, which the Company expects to recognize over a period of five years. The Company recognized compensation expense in connection with the vesting of restricted stock units of approximately $29 for year ended December 31, 2023.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands except share and per share amounts)

Note 11. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the ESOP purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The ESOP owns 94,434 shares of the Company’s stock at December 31, 2023. All shares held by the ESOP have been released and allocated to participants' accounts. No dividends were paid during the years ended December 31, 2023 and 2022.  The ESOP had no debt to the Company at December 31, 2023 or 2022.

The Company recognized compensation expense for contributions of $20 and $30 to the ESOP plan for the years ended December 31, 2023 and 2022, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2023, 94,434 shares of the Company’s stock, with an aggregate fair market value of approximately $359, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes because its stock is listed on the Nasdaq Capital Market it meets the ESOP requirements and that there would not be a current obligation for it to repurchase any distributed ESOP shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit-sharing contributions with the approval of the Board of Directors. There were no profit-sharing contributions by the Company in 2023 or 2022.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023 AND 2022
(in thousands except share and per share amounts)

Note 12. Income Taxes

The components of the income tax provision are as follows:

	Years Ended December 31
	2023	2022

Current:
Federal	$201	$19
State	1	1
Deferred:
Federal	(99)	(48)
State	0	0
Total Federal and State Income Taxes	$103	$(28)

The provision for income taxes differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	Years Ended December 31
	2023	2022

Computed “Expected” Federal Tax Expense	$79	$15
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	1	1
R&D Credits	(63)	0
Permanent Differences	4	2
Other	82	(46)
Total Federal and State Income Taxes	$103	$(28)

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023 AND 2022
(in thousands except share and per share amounts)

The components of the net deferred tax asset consist of:

	December 31
	2023	2022

Deferred Tax Assets:
Vacation accrual	$26	$25
Allowance for credit losses	2	2
Stock compensation	6	91
Bonus	2	11
Depreciation and amortization	71	94
Inventory obsolescence	2	2
R&D expenses	273	0
R&D credit carryforward	279	313
Valuation allowance	(279)	(252)
Total Deferred Tax Assets	382	286

Deferred Tax Liabilities:
Prepaid expenses	27	30
Total Deferred Tax Liabilities	27	30

Net Deferred Tax Asset	$355	$256

R&D credits can be carried forward for twenty years for federal purposes and fifteen years in Minnesota.

The Company is materially subject to the following taxing jurisdictions: U.S. and Minnesota. The tax years 2020 through 2022 remain open to examination by the Internal Revenue Service and state jurisdictions. We have no accrued interest or penalties related to uncertain tax positions as of January 1, 2023 or December 31, 2023 and uncertain tax positions are not significant.

Note 13. Contingencies

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

Item 9.                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2023 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                Other Information.

None

Item 9C.                Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2024 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 24, 2024 (“Annual Meeting”).

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2024 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16(a), if any, will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and is incorporated herein by reference.  If there are no Delinquent Section 16(a) Reports required, this section will be omitted from the 2024 Proxy Statement.

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

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2023 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	280,000	$4.06	295,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	280,000	$4.06	295,000(1)

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2024 Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2024 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

Financial Statements.

Reference is made to the Index to Financial Statements appearing on Page 19 hereof.

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
*10.3

Form of Non-qualified Stock Option Agreement under the 2013 Equity Incentive Plan, as updated August 2023 – incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 14, 2023

*10.4	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan - incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2023
10.5	Mutual Termination Agreement, dated January 30, 2023 between Electro-Sensors, Inc. and Mobile X Global, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2023
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recoupment Policy as adopted on October 18, 2023
99.1	Letter to Shareholders dated March 15, 2024
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2023 and 2022, (ii) Statements of Comprehensive Income for the years ended December 31, 2023 and 2022, (iii) Statements of Cash Flows for years ended December 31, 2023 and 2022, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

*	Management contract or compensatory plan or arrangement

Item 16.                 Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 20, 2024

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer Controller
Date:	March 20, 2024

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 20, 2024

/s/ Joseph A. Marino	Chairman and Director	March 20, 2024

/s/ Scott A. Gabbard	Director	March 20, 2024

/s/ Michael C. Zipoy	Director	March 20, 2024

/s/ Jeffrey D. Peterson	Director	March 20, 2024

