Form 10-Q
period 2024-03-31
ELECTRO SENSORS INC
filed 2024-05-10
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 9, 2024 was 3,428,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$10,072	$9,870
Investments	56	56
Trade receivables, less allowance for credit losses of $11 and $11, respectively	1,119	1,283
Inventories	1,811	1,751
Other current assets	218	179

Total current assets	13,276	13,139

Deferred income tax asset, net	336	355

Property and equipment, net	927	951

Total assets	$14,539	$14,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$189	$291
Accrued expenses	494	323
Accrued income taxes	61	76

Total current liabilities	744	690

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,428,021 shares issued and outstanding	342	342
Additional paid-in capital	2,259	2,230
Retained earnings	11,194	11,183
Total stockholders’ equity	13,795	13,755

Total liabilities and stockholders’ equity	$14,539	$14,445

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023

Net sales	$2,244	$2,045
Cost of goods sold	1,164	1,023

Gross profit	1,080	1,022

Operating expenses
Selling and marketing	351	370
General and administrative	567	522
Research and development	262	268

Total operating expenses	1,180	1,160

Operating loss	(100)	(138)

Non-operating income
Interest income	116	93

Total non-operating income, net	116	93

Income (loss) before income tax expense (benefit)	16	(45)

Income tax expense (benefit)	5	(1)

Net income (loss)	$11	$(44)

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$0	$(4)
Other comprehensive loss	0	(4)

Net comprehensive income (loss)	$11	$(48)

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.00	$(0.01)
Weighted average shares	3,428,021	3,428,021

Diluted
Net income (loss) per share	$0.00	$(0.01)
Weighted average shares	3,428,021	3,428,021

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

For the three months ended March 31
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

December 31, 2023	3,428,021	$342	$2,230	$11,183	$0	$13,755

Stock-based compensation expense			29			29
Net income				11		11

Balance March 31, 2024 (unaudited)	3,428,021	$342	$2,259	$11,194	$0	$13,795

December 31, 2022	3,428,021	$342	$2,163	$10,908	$1	$13,414

Other comprehensive loss					(4)	(4)
Net loss				(44)		(44)

Balance March 31, 2023 (unaudited)	3,428,021	$342	$2,163	$10,864	$(3)	$13,366

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from (used in) operating activities

Net income (loss)	$11	$(44)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation and amortization	24	24
Deferred income taxes	19	(50)
Stock-based compensation expense	29	0
Change in:
Trade receivables	164	(211)
Inventories	(60)	(34)
Other current assets	(39)	(1)
Accounts payable	(102)	83
Accrued expenses	171	73
Income tax payable	(15)	48

Net cash from (used in) operating activities	202	(112)

Cash flows used in investing activities

Purchase of property and equipment	0	(1)

Net cash used in investing activities	0	(1)

Cash flows used in financing activities

Payments on financing lease	0	(2)

Net cash used in financing activities	0	(2)

Net increase (decrease) in cash and cash equivalents	202	(115)

Cash and cash equivalents, beginning	9,870	9,626
Cash and cash equivalents, ending	$10,072	$9,511

Supplemental cash flow information
Cash paid for income taxes	$0	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2024 and for the three-month periods ended March 31, 2024 and 2023, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

(in thousands except share and per share amounts)

(unaudited)

The Company maintains an allowance for credit losses on trade receivables, which is recorded as an offset to trade receivables.  Changes in the allowance for credit losses are included as a component of operating expenses in the Statements of Comprehensive Income (Loss). The Company assesses credit losses on its entire balance of trade receivables.

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term).  The Company considers historical loss rates and current economic conditions when determining the expected credit losses. Receivables are written off against the allowance for credit losses.  The allowance for credit losses was $11 at March 31, 2024 and December 31, 2023.

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

Fair Value Measurements

The carrying value of trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2024 and December 31, 2023, due to the short maturity nature of these instruments.

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

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

(in thousands except share and per share amounts)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Current significant estimates, including the underlying assumptions, consist of economic lives of long-lived assets, realizability of trade receivables, and valuation of deferred tax assets/liabilities, inventory, investments, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

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

For the three-month periods ended March 31, 2024, and 2023, 175,000 and 300,000 respectively, weighted-average common shares for underlying stock options have been excluded from the calculation because their effect would be anti-dilutive.

In addition, for the three-month period ended March 31, 2024, 105,000 restricted stock units have been excluded from the calculation because their effect would be anti-dilutive.

Reclassification of Prior Year Presentation

All Treasury Bills have been reclassified to cash equivalents for consistency with the current year presentation.  The reclassification had no effect on the reported results of operations.  The Balance Sheet and Statement of Cash Flows have been adjusted to reflect this reclassification.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies.

Equity securities are stated at estimated fair value and unrealized gains and losses, if any, are reported in our Statements of Comprehensive Income (Loss) in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2024
Equity Securities	$54	$2	$0	$56
Total Investments, March 31, 2024	$54	$2	$0	$56

December 31, 2023
Equity Securities	$54	$2	$0	$56
Total Investments, December 31, 2023	$54	$2	$0	$56

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2024

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

December 31, 2023

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

The equity securities owned by the Company are investments in two non-publicly traded companies.  There is an undeterminable market for each of these two companies and the Company has determined the fair value based on financial and other factors that are considered level 3 inputs in the fair value hierarchy.

The changes in level 3 assets measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2024	2023

Beginning Balance	$56	$56
Change in Fair Value	0	0
Ending Balance	$56	$56

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2024	December 31, 2023

Raw Materials	$1,135	$1,172
Work In Process	324	301
Finished Goods	362	288
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$1,811	$1,751

Note 5. Stock-Based Compensation

Stock options
The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of nonqualified stock options. Payment for the shares may be made in cash, shares of the Company’s common stock or a combination thereof. Under the terms of the 2013 Plan, non-qualified stock options are granted at a minimum of 100% of fair market value on the date of grant and may be exercised at various times depending upon the terms of the option. All existing options expire 10 years from the date of grant, subject to early termination 12 months after termination of employment or service due to death, disability, or termination other than for cause.  The grants include a provision providing for acceleration of vesting upon a change of control in the Company.

As of March 31, 2024, the total unrecognized compensation expense related to outstanding stock options was $104, which the Company expects to recognize through August 2027. The Company recognized compensation expense in connection with the vesting of stock options of approximately $8 for the three months ended March 31, 2024. There was no stock compensation expense related to stock option grants recognized in the first quarter of 2023.

There were no stock options granted or exercised in the three months ended March 31, 2024 and 2023.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

(in thousands except share and per share amounts)

(unaudited)

Restricted stock units

The 2013 Plan authorizes the issuance of restricted stock units. Stock-based compensation expense is determined on the grant date based on the closing market value of our common stock. The amount of expense is calculated based on an estimate of the number of awards expected to vest at the end of each vesting period and is expensed evenly over the vesting period. In connection with the time of vesting and issuance of shares, an eligible recipient of common stock may elect to have some shares withheld by the Company to satisfy any requirement for withholding taxes. The grants include a provision providing for acceleration of vesting upon a change of control in the Company.

As of March 31, 2024, the total unrecognized compensation expenses related to outstanding restricted stock units is $381, which the Company expects to recognize through August 2028. The Company recognized compensation expense in connection with the vesting of restricted stock units of approximately $21 for the three months ended March 31, 2024. There was no stock compensation expense related to restricted stock unit grants recognized in the first quarter of 2023.

There were no restricted stock units granted or exercised in the three months ended March 31, 2024 and 2023.

Note 6. Contingencies

The Company at times becomes subject to claims against it in the ordinary course of business.  There are currently no pending or threatened claims against the Company that it believes will have a material adverse effect on its results of operations or liquidity.

Note 7. Subsequent Event

On April 24, 2024, the board granted 25,000 stock options to one of its board members, with an exercise price of $4.13. The options vest 20% on the date of the grant and 20% annually thereafter.

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development, and sales efforts. We make forward-looking statements throughout this Form 10-Q, but primarily in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. These include statements relating to our beliefs and expectations and intentions with respect to (i) our growth and profitability, (ii) our marketing and product development, (iii) our ability to continue to obtain parts and materials for our products from various manufacturers and distributors in a timely manner and at reasonable prices, (iv) the value of our intellectual property, (v) our competitive position in the marketplace, (vi) the effect of governmental regulations on our business, (vii) our employee relations, (viii) the adequacy of our facilities, (ix) our intention to develop new products, (x) the possibility of us acquiring compatible businesses or product lines as part of our growth strategy, and (xi) our future cash requirements and use of cash.

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligation to update any forward-looking statements. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions.  These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results listed under the heading “Forward-Looking Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Comprehensive Income (Loss) expressed as a percentage of net sales.

	Three Months Ended March 31
	2024	2023
Net sales	100.0%	100.0%
Cost of goods sold	51.9	50.0
Gross profit	48.1	50.0

Operating expenses
Selling and marketing	15.6	18.1
General and administrative	25.3	25.5
Research and development	11.7	13.1
Total operating expenses	52.6	56.7

Operating loss	(4.5)	(6.7)

Non-operating income
Interest income	5.2	4.5
Total non-operating income, net	5.2	4.5

Income (loss) before income tax expense (benefit)	0.7	(2.2)

Income tax expense (benefit)	0.2	(0.0)

Net income (loss)	0.5%	(2.2)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2024 and 2023.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the first quarter of 2024 were $2,244, an increase of $199, or 9.7%, from $2,045 during the comparable period in 2023.  The increase was primarily driven by several larger orders for facility upgrades and modernization projects.  Additionally, sales increased for both our traditional wired sensors and wireless HazardPRO systems.

Gross Profit

Gross profit for the first quarter of 2024 was $1,080, an increase of $58, or 5.7%, over the same period in 2023. Gross margin decreased in the first quarter of 2024 to 48.1% from 50.0% during the same period in 2023. The decrease in gross margin was primarily due to an increase in material and labor costs across all product lines.

Operating Expenses

Total operating expenses increased $20, or 1.7%, to $1,180 for the first quarter of 2024 compared to the same period in 2023 but decreased as a percentage of net sales to 52.6% from 56.7%. The increase in operating expenses for the period was primarily due to stock-based compensation related to the granting of stock options and restricted stock units in the third quarter of 2023.

●

Selling and marketing expenses in the first quarter of 2024 decreased $19 to $351, or 5.1%, from the same period in 2023 and decreased as a percentage of net sales to 15.6% from 18.1%. The decrease in the period was primarily due to lower sales headcount.

●

General and administrative expenses increased $45 to $567, or 8.6%, in the first quarter of 2024 compared to the same period in 2023 but decreased as a percentage of net sales to 25.3% from 25.5%. The increase in the period was primarily due to an increase in stock-based compensation and additional headcount, partially offset by a decrease in legal and professional fees.

●

Research and development expenses decreased $6 to $262, or 2.2%, in the first quarter of 2024 compared to the same period in 2023 and decreased as a percentage of net sales to 11.7% from 13.1%. The decrease for the period was due to lower contract engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income increased by $23, or 24.7%, for the three-month period ended March 31, 2024 compared to the same period in 2023.  The increase for the period is the result of additional interest income earned as a result of higher interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Income before income tax expense was $16 for the first quarter of 2024, representing an increase of $61 compared to loss before income tax benefit of $45 for the same period in 2023. The increase for the period was primarily due to higher revenues and an increase in interest income, partially offset by lower gross margins, as discussed above.

Income Tax Expense (Benefit)

Income tax expense was $5, or 0.0%, of net sales in the first quarter of 2024 compared to an income tax expense of $1, or 0.0%, of net sales in the first quarter of 2023.  The effective tax rate for the first quarter of 2024 was 31% compared to 2.2% in the first quarter of 2023.  The change in the effective tax rate is due to the change in deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10,072 at March 31, 2024 and $9,870 at December 31, 2023. The increase was primarily the result of an increase in cash from operating activities.

Cash from operating activities was $202 for the three months ended March 31, 2024 as compared to cash used in operating activities of $112 for the three months ended March 31, 2023. The $314 increase in cash from operating activities was due primarily to an increase in net income and a decrease in trade receivables.  The 2024 net income compared to the 2023 net loss was primarily due to increased net sales and interest income, partially offset by a decrease in gross margin. The decrease in trade receivables is due to the timing of sales and collections.

Cash used in investing activities was $1 for the three months ended March 31, 2023.  There was no cash flow from investing activities in the three months ended March 31, 2024.

Cash used in financing activities in the three months ended March 31, 2023 was $2.  There was no cash flow from financing activities in the three months ended March 31, 2024.

Subject to the following section, entitled "Supply Chain and Labor Dynamics," the Company believes its ongoing cash requirements will be primarily for capital expenditures, research, and development, working capital, corporate and business development, and other strategic alternatives and that existing cash, cash equivalents, and investments and any cash generated from operations will be sufficient to meet these cash requirements through at least the next 12 months.

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

Future Corporate and Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies, and markets, as well as externally through technology partnerships or related-product or business acquisitions. In addition, we continue to explore other strategic alternatives that we believe present good opportunities for the Company and its shareholders. The Company's Board of Directors has a special committee to explore and pursue business development and other strategic alternatives.

Off-balance Sheet Arrangements

As of March 31, 2024, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2024 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and March 31, 2023, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2024 and March 31, 2023, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 10, 2024	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

