Form 10-Q
period 2024-06-30
ELECTRO SENSORS INC
filed 2024-08-09
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 8, 2024 was 3,428,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$9,888	$9,870
Investments	56	56
Trade receivables, less allowance for credit losses of $11 and $11, respectively	1,180	1,283
Inventories	1,865	1,751
Other current assets	177	179
Income tax receivable	41	0

Total current assets	13,207	13,139

Deferred income tax asset, net	330	355

Property and equipment, net	930	951

Total assets	$14,467	$14,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$199	$291
Accrued expenses	439	323
Accrued income taxes	0	76

Total current liabilities	638	690

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,428,021 shares issued and outstanding	342	342
Additional paid-in capital	2,297	2,230
Retained earnings	11,190	11,183
Total stockholders’ equity	13,829	13,755

Total liabilities and stockholders’ equity	$14,467	$14,445

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$2,217	$2,137	4,461	4,182
Cost of goods sold	1,170	1,069	2,334	2,092

Gross profit	1,047	1,068	2,127	2,090

Operating expenses
Selling and marketing	353	344	704	714
General and administrative	537	442	1,104	964
Research and development	264	238	526	506

Total operating expenses	1,154	1,024	2,334	2,184

Operating income (loss)	(107)	44	(207)	(94)

Non-operating income
Interest expense	0	(1)	0	(1)
Interest income	109	95	225	188

Total non-operating income, net	109	94	225	187

Income before income tax expense	2	138	18	93

Income tax expense	6	22	11	21

Net income (loss)	$(4)	$116	7	72

Other comprehensive income (loss)
Change in unrealized value of available-for-sale securities, net of income tax	$0	$2	0	(2)
Other comprehensive income (loss)	0	2	0	(2)

Net comprehensive income (loss)	$(4)	$118	7	70

Net income (loss) per share data:

Basic
Net income (loss) per share	$0.00	$0.03	0.00	0.02
Weighted average shares	3,428,021	3,428,021	3,428,021	3,428,021

Diluted
Net income (loss) per share	$0.00	$0.03	0.00	0.02
Weighted average shares	3,428,021	3,443,394	3,428,021	3,443,930

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share amounts)

For the three months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

March 31, 2024	3,428,021	$342	$2,259	$11,194	$0	$13,795

Stock-based compensation expense			38			38
Net loss				(4)		(4)

Balance June 30, 2024 (unaudited)	3,428,021	$342	$2,297	$11,190	$0	$13,829

March 31, 2023	3,428,021	$342	$2,163	$10,864	$(3)	$13,366

Other comprehensive income					2	2
Net income				116		116

Balance June 30, 2023 (unaudited)	3,428,021	$342	$2,163	$10,980	$(1)	$13,484

For the six months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

December 31, 2023	3,428,021	$342	$2,230	$11,183	$0	$13,755

Stock-based compensation expense			67			67
Net income				7		7

Balance June 30, 2024 (unaudited)	3,428,021	$342	$2,297	$11,190	$0	$13,829

December 31, 2022	3,428,021	$342	$2,163	$10,908	$1	$13,414

Other comprehensive loss					(2)	(2)
Net income				72		72

Balance June 30, 2023 (unaudited)	3,428,021	$342	$2,163	$10,980	$(1)	$13,484

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from (used in) operating activities

Net income	$7	$72

Adjustments to reconcile net income to net cash from (used in) operating activities:

Depreciation	47	47
Deferred income taxes	25	(88)
Stock-based compensation expense	67	0
Change in:
Trade receivables	103	(41)
Inventories	(114)	(170)
Other current assets	2	(10)
Accounts payable	(92)	82
Accrued expenses	116	81
Income tax payable/receivable	(117)	(20)

Net cash from (used in) operating activities	44	(47)

Cash flows used in investing activities

Purchase of property and equipment	(26)	(1)

Net cash used in investing activities	(26)	(1)

Cash flows used in financing activities

Payments on financing lease	0	(3)

Net cash used in financing activities	0	(3)

Net increase (decrease) in cash and cash equivalents	18	(51)

Cash and cash equivalents, beginning	9,870	9,626
Cash and cash equivalents, ending	$9,888	$9,575

Supplemental cash flow information
Cash paid for income taxes	$101	$129
Cash paid for interest	0	1

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions and regulations of the Securities and Exchange Commission to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of June 30, 2024 and for the three and six-month periods ended June 30, 2024 and 2023, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

FOR THE PERIOD ENDED JUNE 30, 2024

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

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term). The Company considers historical loss rates and current economic conditions when determining the expected credit losses. Receivables are written off against the allowance for credit losses.  The allowance for credit losses was $11 at June 30, 2024 and December 31, 2023.

Revenue Recognition

At contract inception, the Company assesses the goods and services to be provided to a customer and identifies a performance obligation for each distinct good or service. We also determine the transaction price for each performance obligation at contract inception. Our contracts, generally in the form of a purchase order, specify the product or service that is to be provided to the customer. The typical contract life is less than one month and contains a single performance obligation, which is to provide conforming goods or services to the customer. Certain contracts have a second performance obligation, which typically is the initialization of the HazardPROTM product. For contracts that have multiple performance obligations, we allocate the transaction price to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the observable stand-alone prices charged to customers. We recognize product revenue at the point in time when control of the product is transferred to the customer, which typically occurs when we ship the products. We recognize service revenue at the point in time when we have provided the service, which typically takes less than a week to provide.

Fair Value Measurements

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2024 and December 31, 2023, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED JUNE 30, 2024

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

For the three-month periods ended June 30, 2024, and 2023, 175,000 and 284,627 respectively, weighted-average common shares for underlying stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive. For the six-month periods ended June 30, 2024 and 2023, 175,000 and 284,091 respectively, weighted average common shares for underlying stock options have been excluded from the calculation.

In addition, for each of the three and six-month periods ended June 30, 2024, 105,000 restricted stock units have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

Reclassification of Prior Year Presentation

All Treasury Bills have been reclassified to cash equivalents for consistency with the current year presentation. The reclassification had no effect on the reported results of operations. The Balance Sheet and Statement of Cash Flows have been adjusted to reflect this reclassification.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies.

Equity securities are stated at estimated fair value and realized and unrealized gains and losses, if any, are reported in our Statements of Comprehensive Income (Loss) in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2024
Equity Securities	$54	$2	$0	$56
Total Investments, June 30, 2024	$54	$2	$0	$56

December 31, 2023
Equity Securities	$54	$2	$0	$56
Total Investments, December 31, 2023	$54	$2	$0	$56

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

June 30, 2024

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

The changes in level 3 assets measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30,
	2024	2023

Beginning Balance	$56	$56
Change in Fair Value	0	0
Ending Balance	$56	$56

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2024	December 31, 2023

Raw Materials	$1,192	$1,172
Work In Process	336	301
Finished Goods	347	288
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$1,865	$1,751

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2024

(in thousands except share and per share amounts)

(unaudited)

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

As of June 30, 2024, the total unrecognized compensation expense related to outstanding stock options was $124, which the Company expects to recognize through April 2028. The Company recognized compensation expense in connection with the vesting of stock options of approximately $16 and $24 for the three and six months ended June 30, 2024, respectively. There was no stock compensation expense related to stock option grants recognized in the six months ended June 30, 2023.

During the second quarter of 2024, the Company granted 25,000 non-qualified stock options to one of its non-employee board members. The options vest 20% on the grant date, with an additional 20% vesting annually thereafter.  There were no stock options exercised in the six months ended June 30, 2024. There were no stock options granted or exercised in the six months ended June 30, 2023.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model during the three-month period ended June 30, 2024 are as follows:

Dividend Yield	0.00%
Expected Volatility	25.07%
Risk Free Interest Rate	4.65%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2024

(in thousands except share and per share amounts)

(unaudited)

The following table summarizes the activity for all stock options outstanding for the six months ended June 30:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	175,000	$4.06	300,000	$4.35
Granted	25,000	4.13	0
Exercised	0		0
Expired	(25,000)	4.39	0
Options outstanding at June 30	175,000	$4.04	300,000	$4.35

Options exercisable at June 30	75,000	$3.68	300,000	$4.35

Restricted stock units

The 2013 Plan authorizes the issuance of restricted stock units. Stock-based compensation expense is determined on the grant date based on the closing market value of the Company's common stock. The amount of expense is calculated based on an estimate of the number of awards expected to vest at the end of each vesting period and is expensed evenly over the vesting period. In connection with the time of vesting and issuance of shares, an eligible recipient of common stock may elect to have some shares withheld by the Company to satisfy any requirement for withholding taxes. The grants include a provision providing for acceleration of vesting upon a change of control in the Company.

As of June 30, 2024, the total unrecognized compensation expenses related to outstanding restricted stock units is $360, which the Company expects to recognize through August 2028. The Company recognized compensation expense in connection with the vesting of restricted stock units of approximately $22 and $43 for the three and six months ended June 30, 2024, respectively. There was no stock compensation expense related to restricted stock unit grants recognized in the six months ended June 30, 2023.

There were no restricted stock units granted or exercised in the six months ended June 30, 2024 and 2023.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.  There have been no changes to our critical accounting estimates during the three and six-month periods ended June 30, 2024.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Comprehensive Income (Loss) expressed as a percentage of net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.8	50.0	52.3	50.0
Gross profit	47.2	50.0	47.7	50.0

Operating expenses
Selling and marketing	15.9	16.1	15.8	17.0
General and administrative	24.2	20.7	24.7	23.1
Research and development	11.9	11.1	11.8	12.1
Total operating expenses	52.0	47.9	52.3	52.2

Operating income (loss)	(4.8)	2.1	(4.6)	(2.2)

Non-operating income
Interest income	4.9	4.4	5.0	4.5
Total non-operating income, net	4.9	4.4	5.0	4.5

Income before income tax expense	0.1	6.5	0.5	2.3

Income tax expense	0.3	1.0	0.2	0.5

Net income (loss)	(0.2)%	5.5%	0.3%	1.8%

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2024 and 2023.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the second quarter of 2024 were $2,217, an increase of $80, or 3.7%, from $2,137 during the comparable period in 2023. Net sales for the six months ended June 30, 2024 were $4,461, an increase of $279, or 6.7%, from $4,182 during the comparable period in 2023. The increase during the three-month period was due to higher sales of HazardPRO wireless hazard monitoring systems for agricultural applications.

Gross Profit

Gross profit for the second quarter of 2024 was $1,047, a decrease of $21, or 2.0%, over the same period in 2023. Gross profit for the six months ended June 30, 2024 was $2,127, an increase of $37, or 1.8%, over the same period in 2023. Gross margin decreased in the second quarter of 2024 to 47.2% from 50.0% during the same period in 2023. Gross margin for the six months ended June 30, 2024 decreased to 47.7% from 50.0% over the same period in 2023. The decrease in gross margin was primarily due to an increase in material and labor costs across all product lines.

Operating Expenses

Total operating expenses increased $130, or 12.7%, to $1,154 for the second quarter of 2024 compared to the same period in 2023 and increased as a percentage of net sales to 52.0% from 47.9%. Total operating expenses increased $150, or 6.9%, to $2,334 for the six months ended June 30, 2024 compared to the same period in 2023 and increased as a percentage of net sales to 52.3% from 52.2%. The increase in operating expenses for both periods was primarily due to additional headcount and stock-based compensation related to the granting of stock options and restricted stock units in the current quarter and third quarter of 2023.

●

Selling and marketing expenses in the second quarter of 2024 increased $9 to $353, or 2.6%, from the same period in 2023 and decreased as a percentage of net sales to 15.9% from 16.1%. Selling and marketing expenses in the six months ended June 30, 2024 decreased $10 to $704, or 1.4%, from the same period in 2023 and decreased as a percentage of net sales to 15.8% from 17.0%. The increase for the three-month period was primarily due to increased employee benefits expenses and higher trade show expenses.  The decrease for the six-month period was primarily due to decreased customer focused marketing expenses and change in sales staff.

●

General and administrative expenses increased $95 to $537, or 21.5%, in the second quarter of 2024 compared to the same period in 2023 and increased as a percentage of net sales to 24.2% from 20.7%. General and administrative expenses increased $140 to $1,104, or 14.5%, in the six months ended June 30, 2024 compared to the same period in 2023 and increased as a percentage of net sales to 24.7% from 23.1%. The increase in the second quarter was primarily due to an increase in stock-based compensation and contract labor costs. The increase in the six-month period was primarily due to an increase in stock-based compensation and contract labor costs, partially offset by a decrease in legal and professional fees.

●

Research and development expenses increased $26 to $264, or 10.9%, in the second quarter of 2024 compared to the same period in 2023 and increased as a percentage of net sales to 11.9% from 11.1%. Research and development expenses increased $20 to $526, or 4.0%, in the six months ended June 30, 2024 compared to the same period in 2023 but decreased as a percentage of net sales to 11.8% from 12.1%. The increase for the three-month period was due to additional headcount. The increase for the six-month period was due to additional headcount, partially offset by lower contract engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income increased by $15, or 16.0%, for the three-month period ended June 30, 2024 compared to the same period in 2023. Net non-operating income increased by $38, or 20.3%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase for both periods is the result of additional interest income earned as a result of higher interest rates on Treasury Bills.

Income Before Income Tax Expense

Income before income tax expense was $2 for the three-month period ended June 30, 2024, representing a decrease of $136 compared to $138 for the same period in 2023. Income before income tax expense was $18 for the six months ended June 30, 2024, representing a decrease of $75 compared to $93 for the same period in 2023. The decrease in both periods was primarily due to lower gross margins and higher operating expenses, partially offset by an increase in interest income, as discussed above.

Income Tax Expense

Income tax expense was $6, or 0.3%, of net sales in the second quarter of 2024 compared to $22, or 1.0%, of net sales in the second quarter of 2023. Income tax expense was $11, or 0.2% of net sales for the six months ended June 30, 2024 compared to $21, or 0.5% of net sales for the six months ended June 30, 2023. The effective tax rate for the six-month period ended June 30, 2024 was 61.1% compared to 22.6% in the same period of 2023. The change in the effective tax rate is due to non-deductible stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $9,888 at June 30, 2024 and $9,870 at December 31, 2023. The increase was primarily the result of an increase in cash from operating activities.

Cash from operating activities was $44 for the six months ended June 30, 2024 as compared to cash used in operating activities of $47 for the six months ended June 30, 2023. The $91 increase in cash from operating activities was due primarily to a change in deferred taxes, an increase in stock-based compensation expense, and a decrease in trade receivables, partially offset by a decrease in accounts payable. The decrease in trade receivables is due to the timing of sales and collections. The decrease in accounts payable is due to the timing of inventory receipts and payment of invoices.

Cash used in investing activities was $26 and $1 for the six months ended June 30, 2024 and 2023, respectively. The cash used was for the purchase of office equipment.

Cash used in financing activities in the six months ended June 30, 2023 was $3. There was no cash flow from financing activities in the six months ended June 30, 2024.

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

Supply Chain and Labor Dynamics

We strive to have multiple sources of production components and materials. However, we continue to experience disruptions in our supply chain, resulting in difficulty sourcing certain components. We are also experiencing price increases for many of the components used in our products. To meet these challenges, we are seeking additional sources for components and modifying product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components. As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Supply chain dynamics may have an effect on the efficiency of our business operations, our customer base, and the domestic or worldwide economy.  Furthermore, the labor market for qualified employees able to fill our various open positions is challenging and may result in delays in filling these positions and increased labor costs. In addition, we may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us, or our products shipped to customers, in a timely and cost-effective manner. While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

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

Off-balance Sheet Arrangements

As of June 30, 2024, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2024 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and June 30, 2023, (iii) Condensed Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2024 and June 30, 2023, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

August 9, 2024	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

