Form 10-Q
period 2024-09-30
ELECTRO SENSORS INC
filed 2024-11-13
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 12, 2024 was 3,428,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$10,246	$9,870
Investments	56	56
Trade receivables, less allowance for credit losses of $11 and $11, respectively	1,182	1,283
Inventories	2,003	1,751
Other current assets	240	179
Income tax receivable	32	0

Total current assets	13,759	13,139

Deferred income tax asset, net	287	355

Property and equipment, net	911	951

Total assets	$14,957	$14,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$220	$291
Accrued expenses	639	323
Accrued income taxes	0	76

Total current liabilities	859	690

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,428,021 shares issued and outstanding	342	342
Additional paid-in capital	2,328	2,230
Retained earnings	11,428	11,183
Total stockholders’ equity	14,098	13,755

Total liabilities and stockholders’ equity	$14,957	$14,445

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$2,512	$2,057	6,973	6,239
Cost of goods sold	1,247	1,064	3,581	3,156

Gross profit	1,265	993	3,392	3,083

Operating expenses
Selling and marketing	340	307	1,044	1,021
General and administrative	517	494	1,621	1,458
Research and development	235	218	761	724

Total operating expenses	1,092	1,019	3,426	3,203

Operating income (loss)	173	(26)	(34)	(120)

Non-operating income
Interest expense	0	0	0	(1)
Interest income	117	109	342	297

Total non-operating income, net	117	109	342	296

Income before income tax expense	290	83	308	176

Income tax expense	52	75	63	96

Net income	$238	$8	245	80

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	$0	$(1)	0	(3)
Other comprehensive loss	0	(1)	0	(3)

Net comprehensive income	$238	$7	245	77

Net income per share data:

Basic
Net income per share	$0.07	$0.00	0.07	0.02
Weighted average shares	3,428,021	3,428,021	3,428,021	3,428,021

Diluted
Net income per share	$0.07	$0.00	0.07	0.02
Weighted average shares	3,434,417	3,428,021	3,440,382	3,428,021

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share amounts)

For the three months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

June 30, 2024	3,428,021	$342	$2,297	$11,190	$0	$13,829

Stock-based compensation expense			31			31
Net income				238		238

Balance September 30, 2024 (unaudited)	3,428,021	$342	$2,328	$11,428	$0	$14,098

June 30, 2023	3,428,021	$342	$2,163	$10,980	$(1)	$13,484

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			38			38
Net income				8		8

Balance September 30, 2023 (unaudited)	3,428,021	$342	$2,201	$10,988	$(2)	$13,529

For the nine months ended September 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

December 31, 2023	3,428,021	$342	$2,230	$11,183	$0	$13,755

Stock-based compensation expense			98			98
Net income				245		245

Balance September 30, 2024 (unaudited)	3,428,021	$342	$2,328	$11,428	$0	$14,098

December 31, 2022	3,428,021	$342	$2,163	$10,908	$1	$13,414

Other comprehensive loss					(3)	(3)
Stock-based compensation expense			38			38
Net income				80		80

Balance September 30, 2023 (unaudited)	3,428,021	$342	$2,201	$10,988	$(2)	$13,529

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities

Net income	$245	$80

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	70	69
Deferred income taxes	68	58
Stock-based compensation expense	98	38
Change in:
Trade receivables	101	95
Inventories	(252)	(91)
Other current assets	(61)	(65)
Accounts payable	(71)	(13)
Accrued expenses	316	209
Income tax payable/receivable	(108)	(125)

Net cash from operating activities	406	255

Cash flows used in investing activities

Purchase of property and equipment	(30)	(1)

Net cash used in investing activities	(30)	(1)

Cash flows used in financing activities

Payments on financing lease	0	(5)

Net cash used in financing activities	0	(5)

Net increase in cash and cash equivalents	376	249

Cash and cash equivalents, beginning	9,870	9,625
Cash and cash equivalents, ending	$10,246	$9,874

Supplemental cash flow information
Cash paid for income taxes	$101	$164
Cash paid for interest	0	1

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of September 30, 2024 and for the three and nine-month periods ended September 30, 2024 and 2023, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts, and may also be invested in Treasury Bills with an original maturity of three months or less. Cash equivalents are carried at fair value.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term). The Company considers historical loss rates and current economic conditions when determining the expected credit losses. Receivables deemed uncollectible are written off against the allowance for credit losses.  The allowance for credit losses was $11 at September 30, 2024 and December 31, 2023.

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

Fair Value Measurements

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2024 and December 31, 2023, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

Net Income per Common Share

Basic income per share excludes dilution and is determined by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities such as options or restricted stock units were exercised or converted into common stock.

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

For the three-month periods ended September 30, 2024, and 2023, 168,604 and 175,000, respectively, weighted-average common shares for underlying stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive. For the nine-month periods ended September 30, 2024 and 2023, 162,639 and 175,000, respectively, weighted average common shares for underlying stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

In addition, for each of the three and nine-month periods ended September 30, 2024 and 2023, 105,000 restricted stock units have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

Reclassification of Prior Year Presentation

All Treasury Bills from prior periods have been reclassified to cash equivalents for consistency with the current year presentation. The reclassification had no effect on the reported results of operations. The Balance Sheet and Statement of Cash Flows have been adjusted to reflect this reclassification.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies.

Equity securities are stated at estimated fair value and realized and unrealized gains and losses, if any, are reported in our Statements of Comprehensive Income in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2024
Equity Securities	$54	$2	$0	$56
Total Investments, September 30, 2024	$54	$2	$0	$56

December 31, 2023
Equity Securities	$54	$2	$0	$56
Total Investments, December 31, 2023	$54	$2	$0	$56

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

September 30, 2024

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

The changes in level 3 assets measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30,
	2024	2023

Beginning Balance	$56	$56
Change in Fair Value	0	0
Ending Balance	$56	$56

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2024	December 31, 2023

Raw Materials	$1,329	$1,172
Work In Process	299	301
Finished Goods	385	288
Reserve for Obsolescence	(10)	(10)
Total Inventories, net	$2,003	$1,751

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

As of September 30, 2024, the total unrecognized compensation expense related to outstanding stock options was $115, which the Company expects to recognize through April 2028. The Company recognized compensation expense in connection with the vesting of stock options of $9 and $33 for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation expense in connection with the vesting of stock options of $30 for the three and nine months ended September 30, 2023.

During the second quarter of 2024, the Company granted 25,000 non-qualified stock options to one of its non-employee board members. During the third quarter of 2023, the Company granted 25,000 non-qualified stock options to its Chief Executive Officer and to three of its four non-employee board members. The options all vest 20% on the grant date, with an additional 20% vesting annually thereafter. There were no stock options exercised in the nine months ended September 30, 2024 and 2023.

The assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model during the nine-month period ended September 30, 2024 are as follows:

Dividend Yield	0.00%
Expected Volatility	25.07%
Risk Free Interest Rate	4.65%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using historical volatility as the Company believes the expected volatility will approximate historical volatility.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

(in thousands except share and per share amounts)

(unaudited)

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	175,000	$4.06	300,000	$4.36
Granted	25,000	4.13	100,000	4.11
Exercised	0		0
Expired	(25,000)	4.39	(225,000)	4.57
Options outstanding at September 30	175,000	$4.04	175,000	$4.03

Options exercisable at September 30	95,000	$3.8	50,000	$4.21

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

In the third quarter of 2023, the Company granted 35,000 restricted stock units to its Chief Executive Officer and 17,500 restricted stock units to each of its four non-employee board members.  The restricted stock units all vest 20% on the first anniversary of the grant and 20% annually thereafter.

As of September 30, 2024, the total unrecognized compensation expenses related to outstanding restricted stock units is $338, which the Company expects to recognize through August 2028. The Company recognized compensation expense in connection with the vesting of restricted stock units of $22 and $65 for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation expense in connection with the vesting of restricted stock units of $8 for the three and nine months ended September 30, 2023.

There were no restricted stock units granted or exercised in the nine months ended September 30, 2024. There were no restricted stock units exercised in the nine months ended September 30, 2023.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

(in thousands except share and per share amounts)

(unaudited)

Note 6. Contingencies

The Company at times becomes subject to claims against it in the ordinary course of business. There are currently no pending or threatened claims against the Company that it believes will have a material adverse effect on its results of operations or liquidity.

Note 7. Subsequent Event

On October 24, 2024, the board granted 10,000 stock options to an employee, with an exercise price of $3.85. The options vest 20% on the date of grant and 20% annually thereafter.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no changes to our critical accounting estimates during the three and nine-month periods ended September 30, 2024.

 SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Comprehensive Income expressed as a percentage of net sales.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.6	51.7	51.4	50.6
Gross profit	50.4	48.3	48.6	49.4

Operating expenses
Selling and marketing	13.5	14.9	15.0	16.3
General and administrative	20.6	24.0	23.2	23.4
Research and development	9.4	10.6	10.9	11.6
Total operating expenses	43.5	49.5	49.1	51.3

Operating income (loss)	6.9	(1.2)	(0.5)	(1.9)

Non-operating income
Interest income	4.7	5.3	4.9	4.8
Total non-operating income, net	4.7	5.3	4.9	4.8

Income before income tax expense	11.6	4.1	4.4	2.9

Income tax expense	2.1	3.6	0.9	1.5

Net income	9.5%	0.5%	3.5%	1.4%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2024 and 2023.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the third quarter of 2024 were $2,512, an increase of $455, or 22.1%, from $2,057 during the comparable period in 2023. Net sales for the nine months ended September 30, 2024 were $6,973, an increase of $734, or 11.8%, from $6,239 during the comparable period in 2023. The increases during the three and nine-month periods were driven by increased sales of our wired sensor products utilized in industrial and OEM applications, and increased sales of HazardPRO wireless hazard monitoring systems utilized in agricultural applications.

Gross Profit

Gross profit for the third quarter of 2024 was $1,265, an increase of $272, or 27.4%, over the same period in 2023. Gross profit for the nine months ended September 30, 2024 was $3,392, an increase of $309, or 10.0%, from the same period in 2023. Gross margin increased in the third quarter of 2024 to 50.4% from 48.3% during the same period in 2023. Gross margin for the nine months ended September 30, 2024 decreased to 48.6% from 49.4% over the same period in 2023. The increase in gross margin for the quarter was primarily due to an increase in average selling prices for specific items as a result of an increase in material and labor costs. The decrease in gross margin for the nine-month period was primarily due to increased material and labor costs across all product lines, partially offset by the increase in average selling prices noted.

Operating Expenses

Total operating expenses increased $73, or 7.2%, to $1,092 for the third quarter of 2024 compared to the same period in 2023, but decreased as a percentage of net sales to 43.5% from 49.5%. Total operating expenses increased $223, or 7.0%, to $3,426 for the nine months ended September 30, 2024 compared to the same period in 2023, but decreased as a percentage of net sales to 49.1% from 51.3%. The increase in operating expenses for both periods was primarily due to costs associated with additional employee and contract headcount and variable sales compensation.  In addition, the increase for the nine-month period was also due to stock-based compensation related to the granting of stock options and restricted stock units in 2023 and 2024.

●

Selling and marketing expenses in the third quarter of 2024 increased $33 to $340, or 10.7%, from the same period in 2023, but decreased as a percentage of net sales to 13.5% from 14.9%. Selling and marketing expenses in the nine months ended September 30, 2024 increased $23 to $1,044, or 2.3%, from the same period in 2023, but decreased as a percentage of net sales to 15.0% from 16.3%. The increase for both periods was primarily due to higher variable compensation due to increased net sales.

●

General and administrative expenses increased $23 to $517, or 4.7%, in the third quarter of 2024 compared to the same period in 2023, but decreased as a percentage of net sales to 20.6% from 24.0%. General and administrative expenses increased $163 to $1,621, or 11.2%, in the nine months ended September 30, 2024 compared to the same period in 2023, but decreased as a percentage of net sales to 23.2% from 23.4%. The increase in the third quarter was primarily due to higher contract labor costs. The increase in the nine-month period was primarily due to an increase in stock-based compensation and contract labor costs, partially offset by a decrease in legal and professional fees.

●

Research and development expenses increased $17 to $235, or 7.8%, in the third quarter of 2024 compared to the same period in 2023, but decreased as a percentage of net sales to 9.4% from 10.6%. Research and development expenses increased $37 to $761, or 5.1%, in the nine months ended September 30, 2024 compared to the same period in 2023, but decreased as a percentage of net sales to 10.9% from 11.6%. The increase for the three-month period was due to additional headcount. The increase for the six-month period was due to additional headcount, partially offset by lower contract engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income increased by $8, or 7.3%, for the three-month period ended September 30, 2024 compared to the same period in 2023. Net non-operating income increased by $46, or 15.5%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase for both periods is the result of additional interest income earned as a result of higher interest rates on Treasury Bills.

Income Before Income Tax Expense

Income before income tax expense was $290 for the three-month period ended September 30, 2024, representing an increase of $207 compared to $83 for the same period in 2023. Income before income tax expense was $308 for the nine months ended September 30, 2024, representing an increase of $132 compared to $176 for the same period in 2023. The increase in both periods was primarily due to higher sales, gross profit and an increase in interest income, partially offset by higher operating expenses, as discussed above.

Income Tax Expense

Income tax expense was $52, or 2.1% of net sales, in the third quarter of 2024 compared to $75, or 3.6% of net sales, in the third quarter of 2023. Income tax expense was $63, or 0.9% of net sales, for the nine months ended September 30, 2024 compared to $96, or 1.5% of net sales, for the nine months ended September 30, 2023. The effective tax rate for the nine-month period ended September 30, 2024 was 20.5% compared to 54.5% in the same period of 2023.  The 2023 effective income tax rate was higher than normal due to the write-off of deferred tax assets in conjunction with the expiration of stock options in the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10,246 at September 30, 2024 and $9,870 at December 31, 2023. The increase was primarily the result of an increase in cash from operating activities.

Cash from operating activities was $406 for the nine months ended September 30, 2024 as compared to $255 for the nine months ended September 30, 2023. The $151 increase in cash from operating activities was due primarily to an increase in net income and accrued expenses, partially offset by an increase in inventories. The increase in net income is due to increased net sales and gross profit.  The increase in accrued expenses is primarily due to increased variable compensation due to increased sales and increased accrued wages due to timing of payments and additional headcount.  The increase in inventories is primarily due to the timing of receipt of inventory and increased labor and material costs.

Cash used in investing activities was $30 and $1 for the nine months ended September 30, 2024 and 2023, respectively. The cash used in both periods was for the purchase of office equipment.

Cash used in financing activities in the nine months ended September 30, 2023 was $5. There was no cash flow from financing activities in the nine months ended September 30, 2024.

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

Supply Chain and Labor Dynamics

We strive to have multiple sources of production components and materials. While we believe our supply chain has begun to stabilize, we still occasionally see unexpected price and delivery situations requiring us to intervene and remediate. To meet these challenges, we are seeking additional sources for components and modifying product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components. As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Supply chain dynamics may have an effect on the efficiency of our business operations, our customer base, and the domestic or worldwide economy. Furthermore, the labor market for qualified employees able to fill our various open positions is challenging and may result in delays in filling these positions and increased labor costs. In addition, we may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us, or our products shipped to customers, in a timely and cost-effective manner. While we continue to closely manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

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

Off-balance Sheet Arrangements

As of September 30, 2024, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2024 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2024 and September 30, 2023, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 13, 2024	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

