Form 10-K
period 2024-12-31
ELECTRO SENSORS INC
filed 2025-03-19
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 or
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

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $6,500,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 28, 2024.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 18, 2025 was 3,449,021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference from the registrant’s Definitive Proxy Statement, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

2

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2024

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

Our goal is to develop meaningful annual updates to our products.

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

HazardPROTM We market our wireless hazard technology monitoring system under the HazardPROproduct name. This integrated hazard monitoring system captures and displays key information in an intuitive format allowing the user to quickly and comprehensively understand the status and history of the user's processes.  The simple but powerful interface provides insight into a customer's internal operations as they strive to maximize safety and facility runtime, while minimizing costs associated with unscheduled maintenance and unplanned downtime.  The HazardPRO system has been approved for use in hazardous dust environments by a third-party nationally recognized testing laboratory.

The HazardPRO site system manager software efficiently collects data from all sensors in a customer's monitoring system, with effective wireless monitoring across a widely dispersed area.  This product line includes a complete antenna pair mounting system for easy and accurate customer installation.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors, both nationally and internationally. In 2024, we had international sales through distributors in the following countries; Canada, Mexico, Brazil, Chile, Peru, Columbia, United Kingdom, Germany, Ukraine, Egypt, United Arab Emirates, South Africa, India, Australia, China, the Republic of Korea, Vietnam, Malaysia, Philippines, Thailand, and Singapore. Sales to customers outside the United States represented approximately 12% of revenues in 2024. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers operate in a wide range of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

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

Competition

We face substantial competition in the sale of our production monitoring sensors and systems from a broad range of industrial and commercial businesses. Among our competitors are 4B Components Ltd., Maxi-Tronic, Inc., Siemens Corporation, and Ag Growth International Inc. (AGI). We believe our competitive advantages include our products' superior design and quality, and that our products are sold as ready-to-install units that can be used in a wide range of applications. Our major challenges include the fact that several of our competitors are larger, may have better established names, have a broader range of sensing instruments, and have larger sales forces and capital resources.

Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we typically do not depend on any single source for these supplies and materials. While we believe that our supply chain began to stabilize this year, we occasionally experience unexpected price increases and delivery delays.  To meet these challenges, we seek additional sources for components and modify product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components and material.  As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. We continue to closely monitor lead times and availability of components. We are continually assessing our inventory levels and may take actions as necessary to minimize disruptions to our supply chain such as maintaining larger levels of inventories than we have in the past, but these actions may not be successful if significant disruptions occur.

Customers

We do not depend upon a single or a few customers for 10% or more portion of our sales.

Patents, Trademarks and Licenses

The Company relies on a combination of patent, trademark, and trade secret laws to establish proprietary right in its products.

We have registered the name “Electro-Sensors” as a trademark with the U.S. Patent and Trademark Office (“USPTO”), Reg. No. 1,142,310. We believe this trademark has been and will continue to be useful in developing and protecting market recognition for our products. We established the HazardPRO trademark during 2014 and intend to register this trademark.

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

Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies and markets, as well as externally through technology partnerships or related-product or business acquisitions.  In addition, we may make strategic or other investments that we believe present opportunities for the Company and its shareholders.  The Company's Board of Directors has established a special committee and continues to explore business development and other strategic alternatives.

Governmental Approvals

Although we are not required to obtain governmental approval of our products, we choose to obtain certain third-party certifications to meet customer needs and may expand market opportunities in certain industries.

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

Human Capital

As of December 31, 2024, the Company had 40 employees, all of whom are full-time and based in the United States.  We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

The Company views its employees and culture as keys to its success.  The Company aims to attract and retain qualified personnel and provides wages and benefits that are competitive locally to reward employees for performance.  The Company values innovation, inclusion and diversity, safety, and engagement as we believe these are keys to attract, develop, and retain the best talent.

The health and safety of our employees is our top priority.  We believe the Company has generally been successful implementing appropriate measures to protect employee health and safety while maintaining business continuity and high levels of service to our customers.

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

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology

Our business depends on our periodically introducing new and enhanced products and solutions to meet customer needs. Our product development efforts require us to commit financial resources, personnel and time, usually in advance of significant market demand for these products. In order to compete, we must anticipate both future demand and the technology available to meet that demand. We cannot ensure that our research and development efforts will lead to new products or product innovations that can be made available to or will be accepted by the market.

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

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligation to update any forward-looking statements. We wish to caution investors that the following important factors, among others, in some cases have affected and in the future could affect our actual results of operations and cause these results to differ materially from those anticipated in forward-looking statements made in this document and elsewhere by us or on our behalf. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. These factors include our ability to:

●	successfully use our cash and liquid assets to develop or acquire new or complementary products or business lines to increase our revenue and profitability;
●	comply with any new government regulations that may be adopted to require companies to reduce carbon emissions or to disclose their carbon footprint, including the carbon footprint of components to manufacturers;
●	ensure that our operational systems, security systems and infrastructure, as well as those of third-party vendors, remain free from viruses or cyberattacks;
●	quickly and successfully adapt to changing industry technological standards;
●	comply with existing and changing industry regulations;
●	attract and retain key personnel, including senior management;
●	offset the effect of inflation on component prices and labor by increasing prices on finished products;
●	offset the effect of recently announced tariffs on components by increasing prices on finished products:
●	adapt to changing economic conditions and manage downturns or disruptions in the economy in general;
●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us;
●	respond to geopolitical and macroeconomic events that are beyond our control, such as any downturn in the economy caused by (i) a government shutdown similar to those that have occurred over the past decade, (ii) sovereign monetary policy and the resulting impact on interest rates, or (iii) unrest in the Middle East and the war between Russia and the Ukraine;
●	continue to procure components for our products, and maintain a steady and reliable workforce, as described below under "Supply Chain and Labor Dynamics"; and
●	the fact that we cannot guarantee that the Business Development Committee our Board formed in January 2023 to explore and pursue business development and other strategic alternatives will be successful in enhancing shareholder value.
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
11

Item 2.                    Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2025.

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

Based on data provided by our transfer agent, as of February 27, 2025, we had 55 shareholders of record who held 834,132 shares of the Company’s common stock.

At the time of this report, the Company does not intend to pay dividends in the foreseeable future.

From time to time, we may be required to repurchase our common stock as a result of Employee Stock Ownership Plan ("ESOP") obligations described in Note 9 to our 2024 financial statements. We did not repurchase any common stock during the years ended December 31, 2024 and 2023.

The information required by Item 201(d) of SEC Regulation S-K is set forth in Item 12 of this Form 10-K.

Item 6.                    [Reserved].

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table contains selected financial information, for the years indicated, from our statements of comprehensive income expressed as a percentage of net sales.

	Years Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of goods sold	51.1	50.4
Gross profit	48.9	49.6

Operating expenses
Selling and marketing	15.4	15.6
General and administrative	22.7	23.0
Research and development	10.8	11.4
Total operating expenses	48.9	50.0

Operating loss	0.0	(0.4)

Non-operating income
Interest income	4.7	4.8
Total non-operating income, net	4.7	4.8

Income before income taxes	4.7	4.4

Income tax expense (benefit)	(0.1)	1.2

Net income	4.8%	3.2%

The following paragraphs discuss the Company’s performance for years ended December 31, 2024 and 2023.

Comparison of 2024 vs 2023 (dollars in thousands)

Net Sales

Net sales for 2024 were $9,373, an increase of $818, or 9.6%, from $8,555 in 2023.  The increase was largely driven by higher sales of HazardPRO wireless sensors and systems for agricultural applications.  International sales during the year increased on a percentage basis as compared to 2023, and comprised 11.5% of revenue, up from 10.3% in the prior year.

Gross Profit

Gross profit for 2024 increased $337, or 7.9%, to $4,582 from $4,245 in 2023. Gross margin in 2024 was 48.9% compared to 49.6% in 2023. The decrease in gross margin was primarily due to an increase in raw material and labor costs across all product lines, partially offset by price increases introduced in the second half of 2024.  We have provided additional information regarding material and labor costs in Item 1 of this Annual Report on Form 10-K.

Operating Expenses

Total operating expenses increased $313, or 7.3%, to $4,586 in 2024 from $4,273 in 2023, but decreased as a percentage of net sales to 48.9% from 50.0%.  The increase in operating expense dollars was primarily due to additional headcount and stock-based compensation.

●

Selling and marketing expenses increased $109, or 8.2%, to $1,441 in 2024 from $1,332 in 2023, but decreased as a percentage of net sales to 15.4% from 15.6%. The increase was primarily due to additional sales headcount and leadership, and variable compensation due to higher revenue.

●

General and administrative expenses increased $164, or 8.3%, to $2,132 in 2024 from $1,968 in 2023, but decreased as a percentage of net sales to 22.7% from 23.0%. The increase was primarily due to increased headcount and stock-based compensation expense.

●

Research and development expenses increased $40, or 4.1%, to $1,013 in 2024 compared to $973 in 2023, but decreased as a percentage of net sales to 10.8% from 11.4%. The increase was primarily due to additional headcount; partially offset by lower contract engineering costs related to product development and enhancements.

Operating Loss

Operating loss was $4 in 2024 compared to $28 in 2023, a decrease of $24, or 85.7%.  The decrease was primarily the result of higher net sales; partially offset by increased compensation expense related to additional headcount and stock-based compensation.

Non-Operating Income

Non-operating income increased $34 to $440 in 2024 from $406 in 2023, primarily as a result of additional interest income earned as a result of higher interest rates on Treasury Bills.

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

Income Taxes

Income tax benefit was $10 in 2024 compared to an income tax expense of $103 in 2023. The decrease in tax expense was due primarily to an increase in the deferred tax assets related to stock-based compensation and non-deductible research and development expenses.  We have provided detailed information about our income tax provision in Note 10 to the financial statements.

Net Income

We reported net income of $446 in 2024 compared to $275 in 2023, an increase of $171, or 62.2%. Basic and diluted earnings per share were $0.13 and $0.08 in 2024 and 2023, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $9,948 and $9,870 at December 31, 2024 and 2023, respectively.  Working capital was $12,922 at December 31, 2024 compared to $12,449 at December 31, 2023.   The increases were due primarily to cash generated from operations.

Cash generated from operating activities was $129 in 2024 compared to $321 in 2023, a decrease of $192.  The decrease was primarily due to an increase in inventory and a decrease in accounts payable; partially offset by the increase in net income.  The increase in inventory is primarily due to the timing of receipt of inventory and increased labor and material costs.  The decrease in accounts payable is due to the timing of payments.  The increase in net income is primarily due to increased net sales, partially offset by higher operating expenses.

Cash used in investing activities in 2024 was $51, compared to $70 in 2023.  The cash used in both periods was for the purchase of office equipment.

Cash used in financing activities was $6 during 2023.  There was no cash flow from financing activities during 2024.

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

Supply Chain and Labor Dynamics

We purchase parts and materials from various manufacturers and distributors. While we believe that our supply chain has begun to stabilize, we still occasionally see unexpected price increases and delivery delays requiring us to intervene and remediate.  To meet these challenges, we are seeking additional sources for components and modifying product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components and material.  As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins.  Current supply chain dynamics may have a negative effect on the efficiency of our operations, our customer base, and the domestic or worldwide economy.  Furthermore, the labor market for qualified employees able to fill our various open positions is challenging and becoming more costly.  These factors may result in delays in filling these positions and negatively impact profit margins. In addition, we may experience changes in transportation and freight availability that may make it difficult to have materials and components shipped to us, or our products shipped to customers, in a timely and cost-effective manner. While we continue to closely monitor and manage each of these activities, our actions may not be successful and may result in a negative effect on our sales and profit margins.

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

Significant estimates, including the underlying assumptions, consist of the realizability of trade receivables, valuation of investments, deferred tax assets/liabilities, inventory, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

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

Valuation of deferred tax assets/liabilities

We estimate our deferred tax assets and liabilities based on current tax laws and rates. The tax laws and rates could change in the future to either disallow the deductions or increase or decrease the tax rates. We recognize changes in deferred tax assets and liabilities in the period in which the tax law changes become effective. Any change in our deferred tax assets or liabilities could have a material negative or positive effect on our income tax provision.

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

Valuation of investments

Our investments in available-for-sale securities are valued at market prices in an open market. The prices are subject to normal fluctuations that could be either negative or positive. Even though these equity securities were only valued at $56 at December 31, 2024, changes in the value of these equity securities could affect our profitability.  Treasury Bills accounted for as cash equivalents are adjusted to fair value monthly and any change is reported as interest income on the Statement of Comprehensive Income.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2024 and 2023 and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 19, 2025

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,
	2024	2023
ASSETS

Current assets

Cash and cash equivalents	$9,948	$9,870
Equity securities	56	56
Trade receivables, less allowance for credit losses of $11 and $11, respectively	1,309	1,283
Inventories, net	1,964	1,751
Other current assets	197	179

Total current assets	13,474	13,139

Deferred income tax asset	501	355

Property and equipment, net	910	951

Total assets	$14,885	$14,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$146	$291
Accrued expenses	365	323
Accrued income taxes	41	76

Total current liabilities	552	690

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,449,021 and 3,428,021 shares issued and outstanding, respectively	344	342
Additional paid-in capital	2,360	2,230
Retained earnings	11,629	11,183

Total stockholders’ equity	14,333	13,755

Total liabilities and stockholders’ equity	$14,885	$14,445

See Notes to Financial Statements

ELECTRO-SENSORS, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands except share and per share amounts)

	Years Ended December 31,
	2024	2023

Net sales	$9,373	$8,555
Cost of goods sold	4,791	4,310

Gross profit	4,582	4,245

Operating expenses

Selling and marketing	1,441	1,332
General and administrative	2,132	1,968
Research and development	1,013	973

Total operating expenses	4,586	4,273

Operating loss	(4)	(28)

Non-operating income (expense)

Interest expense	0	(1)
Interest income	440	407

Total non-operating income, net	440	406

Income before income taxes	436	378

Income tax expense (benefit)	(10)	103

Net income	446	275

Other comprehensive loss
Change in unrealized value of available-for-sale securities, net of income tax	0	(1)
Other comprehensive loss	00	(1)

Net comprehensive income	$446	$274

Net income per share data

Basic
Net income per share	$0.13	$0.08
Weighted average shares	3,435,040	3,428,021

Diluted
Net income per share	$0.13	$0.08
Weighted average shares	3,435,040	3,428,021

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock Issued
	Shares	Amount

Balance, December 31, 2022	3,428,021	$342	$2,163	$10,908	$1	$13,414

Other comprehensive loss					(1)	(1)
Stock-based compensation expense			67			67
Net income				275		275

Balance, December 31, 2023	3,428,021	342	2,230	11,183	0	13,755

Restricted Stock Units Vested	21,000	2	(2)			0
Stock-based compensation expense			132			132
Net income				446		446

Balance, December 31, 2024	3,449,021	$344	$2,360	$11,629	$0	$14,333

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities

Net income	$446	$275

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	92	94
Deferred income taxes	(146)	(99)
Stock-based compensation expense	132	67
Change in:
Trade receivables	(26)	(122)
Inventories	(213)	(6)
Other current assets	(18)	35
Accounts payable	(145)	17
Accrued expenses	42	(27)
Income taxes payable	(35)	87

Net cash from operating activities	129	321

Cash flows used in investing activities

Purchase of property and equipment	(51)	(70)

Net cash used in investing activities	(51)	(70)

Cash flows used in financing activities

Payments on financing lease	0	(6)

Net cash used in financing activities	0	(6)

Net increase in cash and cash equivalents	78	245

Cash and cash equivalents, beginning	9,870	9,625
Cash and cash equivalents, ending	$9,948	$9,870

Supplemental cash flow information
Cash paid during the year for income taxes	$171	$115
Cash paid during the year for interest	$0	$1

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

In addition, the Company may periodically make strategic investments in other businesses and companies, including investments that we believe would facilitate the development of new relationships, or technology complementary to our existing products, or other investments that we believe present good opportunities for the Company and its shareholders. See Note 2 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

Significant accounting policies of the Company are summarized below:

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates, including the underlying assumptions, consist of the realizability of trade receivables, valuation of investments, deferred tax assets/liabilities, inventory, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may, also, be invested in Treasury Bills with an original maturity of three months or less. Cash equivalents are carried at fair value.  Cash equivalents were $7,980 and $7,926 as of December 31, 2024 and 2023, respectively.

The Company maintains its cash and cash equivalents primarily in two bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to significant credit risk on cash.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company maintains an allowance for credit losses on trade receivables, which is recorded as an offset to trade receivables.  Changes in the allowance for credit losses are included as a component of operating expenses in the Statements of Comprehensive Income.  The Company assesses credit losses on a collective basis where similar risk characteristics exist.  Receivables that do not share risk characteristics with other receivables, or where known collectability issues exist, are evaluated on an individual basis.

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term).  The Company considers historical loss rates and current economic conditions. Receivables are written off against the allowance for credit losses.  The allowance for credit losses was $11 at December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company had no customers that exceeded 10% of the accounts receivable balance.

Investments

The Company owns equity securities in two non-publicly traded companies.  The estimated fair value of non-publicly traded securities is based on financial and other factors.  The executive officer of the two companies is Chairman of the Board of Directors of Electro-Sensors, Inc.

Management determines the appropriate classification of securities at the date individual investments are acquired and evaluates the appropriateness of this classification at each balance sheet date.

The Company generally does not make investments in anticipation of short-term fluctuations in market price.  Equity securities with readily determinable values are stated at fair value. Unrealized gains and losses on equity securities are reported in the Statement of Comprehensive Income in non-operating income.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the statement of comprehensive income in non-operating income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2024 and 2023.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2024 and 2023 due to the short term maturity nature of these instruments.

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
26

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share amounts)

Revenue recognition

At contract inception, the Company assesses the goods and services to be provided to a customer and identifies a performance obligation for each distinct good or service.   The transaction price for each performance obligation is determined at contract inception.  Contracts, generally in the form of a purchase order, specify the product or service that is to be provided to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer.  Certain contracts have a second performance obligation, which typically is the initialization of the HazardPRO product.  For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price.  Stand-alone selling prices are based on observable stand-alone prices charged to customers.  Product revenue is recognized at the point in time when control is transferred to the customer, which typically occurs upon shipment.  Service revenue is recognized when provided to the customer, and typically takes less than a week to provide.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $42 and $46 in 2024 and 2023, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $1,013 and $973 in 2024 and 2023, respectively.

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities, excluding the portion of the deferred asset or liability allocated to other comprehensive income (loss). Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We have a valuation allowance on our deferred tax asset of $311 and $279 at December 31, 2024 and 2023, respectively.

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

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share amounts)

Net income per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options were exercised or converted into common stock.  For the years ending December 31, 2024 and 2023, respectively, options to purchase 185,000 and 175,000 weighted average common shares have been excluded from the diluted weighted average shares because their effect would be anti-dilutive.  In addition, for the years ended December 31, 2024 and 2023, 84,000 and 105,000, respectively, restricted stock units have been excluded from the calculation because their effect would be anti-dilutive.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the statements of comprehensive income.

	Income	Shares	Per share amount

2024:
Basic EPS	$446	3,435,040	$0.13
Effect of dilutive stock options		0	0.00
Diluted EPS	$446	3,435,040	$0.13

2023:
Basic EPS	$275	3,428,021	$0.08
Effect of dilutive stock options		0	0.00
Diluted EPS	$275	3,428,021	$0.08

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2024, the Company had one stock-based compensation plan.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share amounts)

New Accounting Standard Not Yet Adopted

The Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") Disaggregation of Income Statement Expenses in November 2024 and issued ASU 2025-01 in January 2025 to clarify its effective date.  This ASU provides investors with more decision-useful information about a business entity’s expenses. The ASU requires companies to provide detailed disclosure of specified categories underlying certain expense captions in interim and annual periods. It would provide investors with more detailed information about the types of expenses, including employee compensation, depreciation, amortization, and costs incurred related to inventory and manufacturing activities in income statement expense captions such as cost of sales; selling, general and administrative; and research and development.  The ASU does not change or remove existing expense disclosure requirements and does not change requirements for presentation of expenses on the face of the income statement. It requires companies to include certain existing disclosures in the same tabular format disclosure.  The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

Recently Adopted Accounting Standard

In November 2023, the FASB issued ASU 2023-07 Improvements to Reportable Segment Disclosures.   This ASU, which amends Topic 280: Segment Reporting, improves disclosures requirements for reportable segments and enhances disclosures for companies with single reportable segments.  The Company has a single reportable segment based on the nature of its services and regulatory environment under which it operates.  The nature of the business and the accounting policies of the segment are the same as described throughout Note 1.  The Company’s Chief Operating Decision Maker (“CODM”) is its president.  The CODM assesses the reportable segment’s performance and allocates resources for the reportable segment based on the net income and total assets which are the same amounts in all material respects as those reported on the Statement of Comprehensive Income and Balance Sheets.  The Company adopted the standard on January 1, 2024.  The adoption did not have a material impact on the Company’s financial statements.

Reclassification of Prior Year Presentation

All Treasury Bills from prior periods have been reclassified to cash equivalents for consistency with the current year presentation. The reclassification had no effect on the reported results of operations. The Statement of Cash Flows has been adjusted to reflect this reclassification.

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share amounts)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies that have an undeterminable market.

Equity securities are measured at fair value and unrealized gains and losses, if any, are reported in our Statements of Comprehensive Income in non-operating income.

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2024
Equity Securities	54	2	0	56
Total Investments, December 31, 2024	$54	$2	$0	$56

December 31, 2023
Equity Securities	54	2	0	56
Total Investments, December 31, 2023	$54	$2	$0	$56

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2024

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	56	56	0	0	56

December 31, 2023

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	56	56	0	0	56

The equity securities owned by the Company are investments in two non-publicly traded companies.  There is an undeterminable market for each of these two companies and the Company has determined the value based on financial and other factors, which are considered Level 3 inputs in the fair value hierarchy.

There was no change in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2024 and 2023.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share amounts)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2024	2023
Raw Materials	$1,334	$1,172
Work In Process	301	301
Finished Goods	339	288
Reserve for Obsolescence	(10)	(10)
Total Inventories	$1,964	$1,751

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2024	2023
Autos	$63	$63
Equipment	260	282
Furniture and Fixtures	432	463
Right-of-Use Asset	0	30
Building	1,373	1,373
Land	415	415
	2,543	2,626
Less Accumulated Depreciation	1,633	1,675
Total Property and Equipment	$910	$951

Depreciation expense for the years ended December 31, 2024 and 2023 was $92 and $94, respectively.

Note 6. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2024	2023
Wages and Commissions	$309	$255
Other	56	68
Total Accrued Expenses	$365	$323

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share amounts)

Note 7. Leases

The Company has an operating lease for office equipment on a month-to-month basis.  Lease expense for the years ended December 31, 2024 and 2023, was $7 and $1, respectively.

The components of lease expense were as follows:

Year Ended December 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$5
Interest on lease liabilities	0
Total finance lease cost	$5

Supplemental balance sheet information related to leases is as follows:

December 31, 2023
Finance leases
Property and equipment, gross	$30
Accumulated amortization	(30)
Property and equipment, net	$0

Note 8. Stock-Based Compensation

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of nonqualified stock options and restricted stock units. Payment for the shares may be made in cash, shares of the Company’s common stock or a combination thereof. Under the terms of the 2013 Plan, incentive stock options and non-qualified stock options are granted at a minimum of 100% of fair market value on the date of grant and may be exercised after vesting at various times depending upon the terms of the option. All existing options expire 10 years from the date of grant or one year from the date of death. The terms of the grants require an acceleration of vesting upon a change in control of the Company.

Under the 2013 Plan, the Company is authorized to issue up to 600,000 shares through stock options and awards such as restricted stock or restricted stock units. As of December 31, 2024, under the 2013 Plan, 46,000 shares had been issued, options to purchase an aggregate of 185,000 shares were outstanding, of which options to purchase 97,000 shares were exercisable. As of December 31, 2024, the Company also had 84,000 restricted stock units outstanding. There are 285,000 additional shares available for issuance pursuant to awards that may be granted under the 2013 Plan in the future.

Stock Options

In 2024, the Company granted 25,000 non-qualified stock options to one of its non-employee board members and 10,000 non-qualified stock options to an employee. In 2023, the Company granted 25,000 non-qualified stock options each to its Chief Executive Officer and to three of its four non-employee board members. All of the options vest 20% on the grant date, with an additional 20% vesting annually thereafter.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share amounts)

The weighted average assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the year ended December 31, 2024 and 2023 are as follows:

	2024	2023
Dividend Yield	0.00%	0.00%
Expected Volatility	25.06%	25.56%
Risk Free Interest Rate	4.49%	4.35%
Expected Life	6 Years	6 Years

The Company calculates expected volatility for stock options and other awards using the Company's historical volatility as the Company believes the expected volatility will approximate historical volatility.

There were no options exercised during the years ended December 31, 2024 and 2023.  The Company had 25,000 and 225,000 options expire during the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	300,000	$4.35	1.4
Granted	100,000	4.25	9.7
Exercised	0
Expired	(225,000)	4.57	0.0
Balance at December 31, 2023	175,000	4.06	6.8
Granted	35,000	4.05	9.6
Exercised	0
Expired	(25,000)	4.39	0.0
Balance at December 31, 2024	185,000	$3.99	7.8	$219
Vested and exercisable as of December 31, 2024	97,000	$3.80		$132

As of December 31, 2024, the unrecognized compensation expense related to outstanding stock options was $115, which the Company expects to recognize over the four year vesting period. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to the awards will be different from expectations. The Company recognized compensation expense in connection with the vesting of options of $46 and $38 during the years ended December 31, 2024 and 2023, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The following table summarizes restricted stock unit activity for the year ended December 31, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	105,000	$4.11
Granted	0	0.00
Vested	(21,000)	4.11
Forfeited/canceled	0	0.00
Unvested as of December 31, 2024	84,000	$4.11

As of December 31, 2024, the unrecognized compensation expense related to outstanding restricted stock units was $316, which the Company expects to recognize over a period of four years. The Company recognized compensation expense in connection with the vesting of restricted stock units of $86 and $29 for years ended December 31, 2024 and 2023, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands except share and per share amounts)

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the ESOP purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The ESOP owns 94,434 shares of the Company’s stock at December 31, 2024. All shares held by the ESOP have been released and allocated to participants' accounts. No dividends were paid during the years ended December 31, 2024 and 2023.  The ESOP had no debt to the Company at December 31, 2024 or 2023.

The Company recognized ESOP compensation expense for contributions of $24 to the ESOP plan for each of the years ended December 31, 2024 and 2023.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2024, 94,434 shares of the Company’s stock, with an aggregate fair market value of approximately $488, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes because its stock is listed on the Nasdaq Capital Market it meets the ESOP requirements and that there would not be a current obligation for it to repurchase any distributed ESOP shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit-sharing contributions with the approval of the Board of Directors. There were no profit-sharing contributions by the Company in 2024 or 2023.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
(in thousands except share and per share amounts)

Note 10. Income Taxes

The components of the income tax provision are as follows:

	Years Ended December 31,
	2024	2023

Current:
Federal	$144	$201
State	1	1
Deferred:
Federal	(155)	(99)
State	0	0
Total Federal and State Income Taxes	$(10)	$103

The provision for income taxes differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	Years Ended December 31,
	2024	2023

Computed “Expected” Federal Tax Expense	$92	$79
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	1	1
R&D Credits	(88)	(63)
Permanent Differences	4	4
Other	(19)	82
Total Federal and State Income Taxes	$(10)	$103

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
(in thousands except share and per share amounts)

The components of the net deferred tax asset consist of:

	December 31,
	2024	2023
Deferred Tax Assets:
Vacation accrual	$27	$26
Allowance for credit losses	2	2
Stock compensation	52	6
Bonus	4	2
Depreciation and amortization	53	71
Inventory obsolescence	2	2
R&D expenses	392	273
R&D credit carryforward	311	279
Valuation allowance	(311)	(279)
Total Deferred Tax Assets	532	382

Deferred Tax Liabilities:
Prepaid expenses	31	27
Total Deferred Tax Liabilities	31	27

Net Deferred Tax Asset	$501	$355

R&D credits can be carried forward for twenty years for federal purposes and fifteen years in Minnesota.

The Company is materially subject to the following taxing jurisdictions: U.S. and Minnesota. The tax years 2021 through 2023 remain open to examination by the Internal Revenue Service and state jurisdictions. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2024 or December 31, 2023 and uncertain tax positions are not significant.

Note 11. Contingencies

The Company sometimes becomes subject to claims against it in the ordinary course of business.  There are currently no pending or threatened claims against the Company that it believes will have a material adverse effect on its results of operations or liquidity.

Note 12.  Segment Information

The Company has a single reportable segment based on the nature of its services and regulatory environment under which it operates.  The nature of the business and the accounting policies of the segment are the same as described throughout Note 1.  The Company’s Chief Operating Decision Maker (“CODM”) is its president.  The CODM assesses the reportable segment’s performance and allocates resources for the reportable segment based on the net income and total assets which are the same amounts in all material respects as those reported on the Statements of Comprehensive Income and Balance Sheets.

Item 9.                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2024 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                Other Information.

None

Item 9C.                Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “2025 Proxy Statement”) for its Annual Meeting of Shareholders to be held April 23, 2025 (“Annual Meeting”).

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the 2025 Proxy Statement and is incorporated herein by reference. The information required with respect to the Company's sole executive officer, who is also a director, will be set forth under the caption “Election of Directors.”

The information required by Item 405 regarding compliance with Section 16(a), if any, will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement and is incorporated herein by reference.  If there were no delinquent Section 16(a) reports during 2024, this section will be omitted from the 2025 Proxy Statement.

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

The information required by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

Insider Trading

The Company has adopted inside trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules, and regulations.  The Company’s Policy Statement on Confidential Information and Securities Trading by Electro-Sensors, Inc. Personnel is included as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.                 Executive Compensation.

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” and "Director Compensation" in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 under Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2024 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	290,000	$4.03	185,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	290,000	$4.03	185,000(1)

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 under Regulation S-K will be set forth under the caption “Transactions with Related Persons, Promoters and Certain Control Persons” in the 2025 Proxy Statement and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the 2025 Proxy Statement under the caption “Corporate Governance” and is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K and 9(e) of Schedule 14A will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s 2025 Proxy Statement and is incorporated herein by reference.

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

*10.4	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Plan - incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2023
10.5	Mutual Termination Agreement, dated January 30, 2023 between Electro-Sensors, Inc. and Mobile X Global, Inc. - incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 31, 2023
19.1	Electro-Sensors, Inc. Policy Statement on Confidential Information and Securities Trading by Electro-Sensors, Inc. Personnel
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recoupment Policy as adopted on October 18, 2023 - incorporated by reference to Exhibit 97.1 to the Company's Form 10-K for the year ended December 31, 2023
99.1	Letter to Shareholders dated March 19, 2025
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2024 and 2023, (ii) Statements of Comprehensive Income for the years ended December 31, 2024 and 2023, (iii) Statements of Cash Flows for years ended December 31, 2024 and 2023, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101.
*	Management contract or compensatory plan or arrangement
42

Item 16.                 Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 19, 2025

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer
Controller
Date:	March 19, 2025

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 19, 2025

/s/ Joseph A. Marino	Chairman and Director	March 19, 2025

/s/ Scott A. Gabbard	Director	March 19, 2025

/s/ Michael C. Zipoy	Director	March 19, 2025

/s/ Jeffrey D. Peterson	Director	March 19, 2025

