Form 10-Q
period 2025-03-31
ELECTRO SENSORS INC
filed 2025-05-12
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 9, 2025 was 3,449,021.

2

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$9,918	$9,948
Investments	56	56
Trade receivables, less allowance for credit losses of $16 and $11, respectively	1,505	1,309
Inventories, net	2,010	1,964
Other current assets	233	197
Income tax receivable	17	0

Total current assets	13,739	13,474

Deferred income tax asset, net	460	501

Property and equipment, net	887	910

Total assets	$15,086	$14,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$306	$146
Accrued expenses	480	365
Accrued income taxes	0	41

Total current liabilities	786	552

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,449,021 shares issued and outstanding	344	344
Additional paid-in capital	2,391	2,360
Retained earnings	11,565	11,629
Total stockholders’ equity	14,300	14,333

Total liabilities and stockholders’ equity	$15,086	$14,885

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024

Net sales	$2,239	$2,244
Cost of goods sold	1,155	1,164

Gross profit	1,084	1,080

Operating expenses
Selling and marketing	420	351
General and administrative	587	567
Research and development	246	262

Total operating expenses	1,253	1,180

Operating loss	(169)	(100)

Non-operating income
Interest income	88	116

Income (loss) before income tax expense (benefit)	(81)	16

Income tax expense (benefit)	(17)	5

Net income (loss)	$(64)	$11

Net income (loss) per share data:

Basic
Net income (loss) per share	$(0.02)	$0.00
Weighted average shares	3,449,021	3,428,021

Diluted
Net income (loss) per share	$(0.02)	$0.00
Weighted average shares	3,449,021	3,428,021

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share amounts)

For the three months ended March 31
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

December 31, 2024	3,449,021	$344	$2,360	$11,629	$14,333

Stock-based compensation expense			31		31
Net loss				(64)	(64)

Balance March 31, 2025 (unaudited)	3,449,021	$344	$2,391	$11,565	$14,300

December 31, 2023	3,428,021	$342	$2,230	$11,183	$13,755

Stock-based compensation expense			29		29
Net income				11	11

Balance March 31, 2024 (unaudited)	3,428,021	$342	$2,259	$11,194	$13,795

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from (used in) operating activities

Net income (loss)	$(64)	$11

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:

Depreciation	23	24
Deferred income taxes	41	19
Stock-based compensation expense	31	29
Change in allowance for credit losses	5	0
Change in:
Trade receivables	(201)	164
Inventories	(46)	(60)
Other current assets	(36)	(39)
Accounts payable	160	(102)
Accrued expenses	115	171
Income tax payable/receivable	(58)	(15)

Net cash from (used in) operating activities	(30)	202

Net increase (decrease) in cash and cash equivalents	(30)	202

Cash and cash equivalents, beginning	9,948	9,870
Cash and cash equivalents, ending	$9,918	$10,072

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2025

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, including the audited financial statements and footnotes therein.

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the financial position and results of operations as of March 31, 2025 and for the three-month periods ended March 31, 2025 and 2024, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts, and may also be invested in Treasury Bills with an original maturity of three months or less. Cash equivalents are carried at fair value.  Cash equivalents were $7,983 and $7,980 as of March 31, 2025 and December 31, 2024, respectively.

The Company maintains its cash and cash equivalents primarily in two bank deposit accounts, which, at times, may have a balance that exceeds federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to significant credit risk on cash.

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

FOR THE PERIOD ENDED MARCH 31, 2025

(in thousands except share and per share amounts)

(unaudited)

The Company maintains an allowance for credit losses on trade receivables, which is recorded as an offset to trade receivables. Changes in the allowance for credit losses are included as a component of operating expenses in the Statements of Operations. The Company assesses credit losses on a collective basis where similar risk characteristics exist.  Receivables that do not share risk characteristics with other receivables, or where known collectability issues exist, are evaluated on an individual basis.

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term). The Company considers historical loss rates and current economic conditions when determining the expected credit losses. Receivables deemed uncollectible are written off against the allowance for credit losses. The allowance for credit losses was $16 and $11 at March 31, 2025 and December 31, 2024, respectively.

Revenue Recognition

At contract inception, the Company assesses the goods and services to be provided to a customer and identifies a performance obligation for each distinct good or service. The transaction price for each performance obligation is determined at contract inception. Contracts, generally in the form of a purchase order, specify the product or service that is to be provided to the customer. The typical contract life is less than one month and contains a single performance obligation, to provide conforming goods or services to the customer. Certain contracts have a second performance obligation, which typically is the initialization of the HazardPROTM product. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. Stand-alone selling prices are based on observable stand-alone prices charged to customers. Product revenue is recognized at the point in time when control is transferred to the customer, which typically occurs upon shipment. Service revenue is recognized when provided to the customer and typically takes less than a week to provide.

Fair Value Measurements

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2025 and December 31, 2024, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED MARCH 31, 2025

(in thousands except share and per share amounts)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Current significant estimates, including the underlying assumptions, consist of realizability of trade receivables, and valuation of deferred tax assets/liabilities, inventory, investments, and stock compensation expense. It is at least reasonably possible that these estimates may change in the near term.

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

For the three-month periods ended March 31, 2025, and 2024, 185,000 and 175,000, respectively, weighted-average common shares for underlying stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

In addition, for the three-month periods ended March 31, 2025 and 2024, 84,000 and 105,000, respectively, restricted stock units have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2025

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies that have an undeterminable market.

Equity securities are stated at estimated fair value and realized and unrealized gains and losses, if any, are reported in our Statements of Operations in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2025
Equity Securities	$54	$2	$0	$56
Total Investments, March 31, 2025	$54	$2	$0	$56

December 31, 2024
Equity Securities	$54	$2	$0	$56
Total Investments, December 31, 2024	$54	$2	$0	$56

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

March 31, 2025

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

December 31, 2024

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

The equity securities owned by the Company are investments in two non-publicly traded companies. There is an undeterminable market for each of these two companies and the Company has determined the fair value based on financial and other factors that are considered Level 3 inputs in the fair value hierarchy.

There was no change in Level 3 assets measured at fair value on a recurring basis during the three-month periods ended March 31, 2025 and 2024.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2025

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2025	December 31, 2024

Raw Materials	$1,342	$1,334
Work In Process	307	301
Finished Goods	381	339
Reserve for Obsolescence	(20)	(10)
Total Inventories, net	$2,010	$1,964

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

As of March 31, 2025, the total unrecognized compensation expense related to outstanding stock options was $105, which the Company expects to recognize through October 2028. The Company recognized compensation expense in connection with the vesting of stock options of $10 and $8 for the three months ended March 31, 2025 and 2024, respectively.

There were no stock options granted or exercised in the three months ended March 31, 2025 and 2024.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2025

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

As of March 31, 2025, the total unrecognized compensation expenses related to outstanding restricted stock units is $295, which the Company expects to recognize through August 2028. The Company recognized compensation expense in connection with the vesting of restricted stock units of $22 and $21 for the three months ended March 31, 2025 and 2024, respectively.

There were no restricted stock units granted in the three months ended March 31, 2025 and 2024.

Note 6. Contingencies

The Company at times becomes subject to claims against it in the ordinary course of business. There are currently no pending or threatened claims against the Company that it believes will have a material adverse effect on its results of operations or liquidity.

Note 7.  Segment Information

The Company has a single reportable segment based on the nature of its services and regulatory environment under which it operates.  The nature of the business and the accounting policies of the segment are the same as described throughout Note 1.  The Company’s Chief Operating Decision Maker (“CODM”) is its president.  The CODM assesses the reportable segment’s performance and determines the level of investment in the segment based on historical and projected operating results and net assets which are the same amounts in all material respects as those reported on the Statements of Operations and Balance Sheets.

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

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligation to update any forward-looking statements. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results listed under the heading “Forward-Looking Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to our critical accounting estimates during the three-month period ended March 31, 2025.

 SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Operations expressed as a percentage of net sales.

	Three Months Ended March 31
	2025	2024
Net sales	100.0%	100.0%
Cost of goods sold	51.6	51.9
Gross profit	48.4	48.1

Operating expenses
Selling and marketing	18.8	15.6
General and administrative	26.2	25.3
Research and development	11.0	11.7
Total operating expenses	56.0	52.6

Operating loss	(7.6)	(4.5)

Non-operating income
Interest income	3.9	5.2

Income (loss) before income tax expense (benefit)	(3.7)	0.7

Income tax expense (benefit)	(0.8)	0.2

Net income (loss)	(2.9)%	0.5%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2025 and 2024.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the first quarter of 2025 were $2,239, a decrease of $5, or 0.2%, from $2,244 during the comparable period in 2024.  The decrease was primarily driven by reduced sales of HazardPRO wireless product sales, partially offset by an increase in sales of wired sensor products.

Gross Profit

Gross profit for the first quarter of 2025 was $1,084, an increase of $4, or 0.4%, over the same period in 2024. Gross margin increased in the first quarter of 2025 to 48.4% from 48.1% during the same period in 2024. The slight increase in gross margin for the quarter was primarily due to an increase in average selling prices for specific items, mostly offset by increased costs of raw materials across product lines.

Operating Expenses

Total operating expenses increased $73, or 6.2%, to $1,253 for the first quarter of 2025 compared to the same period in 2024, and increased as a percentage of net sales to 56.0% from 52.6%. The increase in operating expenses for the period was primarily due to costs associated with additional employee headcount.

●

Selling and marketing expenses in the first quarter of 2025 increased $69 to $420, or 19.7%, from the same period in 2024, and increased as a percentage of net sales to 18.8% from 15.6%. The increase for the period was primarily due to higher wages and benefits due to the hiring of sales leadership.

●

General and administrative expenses increased $20 to $587, or 3.5%, in the first quarter of 2025 compared to the same period in 2024, and increased as a percentage of net sales to 26.2% from 25.3%. The increase for the period was primarily due to additional headcount.

●

Research and development expenses decreased $16 to $246, or 6.1%, in the first quarter of 2025 compared to the same period in 2024, and decreased as a percentage of net sales to 11.0% from 11.7%. The decrease for the three-month period was due to reduced headcount.

Non-Operating Income

Net non-operating income decreased $28, or 24.1%, for the three-month period ended March 31, 2025 compared to the same period in 2024. The decrease for the period is the result of lower interest income earned as a result of lower interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense (Benefit)

Loss before income tax benefit was $81 for the three-month period ended March 31, 2025, representing a decrease of $97 compared to income before income taxes of $16 for the same period in 2024. The decrease in the period was primarily due to higher operating expenses and a decrease in interest income as described above.

Income Tax Expense (Benefit)

Income tax benefit was $17, or (0.8)% of net sales, in the first quarter of 2025 compared to income tax expense of $5, or 0.2% of net sales, in the first quarter of 2024. The effective tax rate for the three-month period ended March 31, 2025 was 21% compared to 31% in the same period of 2024. The 2024 effective income tax rate was higher than normal due to the write-off of deferred tax assets in conjunction with the expiration of unexercised stock options in the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $9,918 at March 31, 2025 and $9,948 at December 31, 2024. The decrease was primarily the result of a decrease in cash from operating activities.

Cash used in operating activities was $30 for the three months ended March 31, 2025 as compared to cash from operating activities of $202 for the three months ended March 31, 2024. The $232 decrease in cash from operating activities was due primarily to a decrease in net income and an increase in trade receivables, partially offset by an increase in accounts payable. The decrease in net income is due to higher operating expenses and lower interest income. The increase in trade receivables is primarily due to the timing of orders. The increase in accounts payable is due to the timing of payments.

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

Supply Chain and Labor Dynamics

We purchase parts and materials from various manufacturers and distributors.  While we believe our supply chain has begun to stabilize, we still occasionally see unexpected price increases and delivery delays requiring us to intervene and remediate. To meet these challenges, we are seeking additional sources for components and modifying product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components and material. As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Current supply chain dynamics may have a negative effect on the efficiency of our operations, our customer base, and the domestic or worldwide economy.  Recent geopolitical and economic dynamics, including actual or potential tariffs, may have a negative impact on our business.  We will monitor and remediate situations as they occur.  However, we may not be able to fully remediate, and it may have a negative impact on our business.

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

Future Corporate and Business Development Activities

We continue to seek growth opportunities, both internally through our existing portfolio of products, technologies, and markets, as well as externally through technology partnerships or related-product or business acquisitions. In addition, we may make strategic or other investments that we believe present good opportunities for the Company and its shareholders. The Company's Board of Directors established a special committee and continues to explore business development and other strategic alternatives.

Off-balance Sheet Arrangements

As of March 31, 2025, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2025 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Statements of Operations for the three months ended March 31, 2025 and March 31, 2024, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2025 and March 31, 2024, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 12, 2025	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

