Form 10-Q
period 2025-06-30
ELECTRO SENSORS INC
filed 2025-08-12
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on August 11, 2025 was 3,449,021.

2

 ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$10,182	$9,948
Investments	56	56
Trade receivables, less allowance for credit losses of $28 and $11, respectively	1,282	1,309
Inventories, net	2,010	1,964
Other current assets	180	197
Income tax receivable	72	0

Total current assets	13,782	13,474

Deferred income tax asset, net	501	501

Property and equipment, net	877	910

Total assets	$15,160	$14,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$287	$146
Accrued expenses	482	365
Accrued income taxes	0	41

Total current liabilities	769	552

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,449,021 shares issued and outstanding	344	344
Additional paid-in capital	2,423	2,360
Retained earnings	11,624	11,629
Total stockholders’ equity	14,391	14,333

Total liabilities and stockholders’ equity	$15,160	$14,885

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.
CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$2,400	$2,217	$4,639	$4,461
Cost of goods sold	1,172	1,170	2,327	2,334

Gross profit	1,228	1,047	2,312	2,127

Operating expenses
Selling and marketing	441	353	861	704
General and administrative	575	537	1,162	1,104
Research and development	214	264	460	526

Total operating expenses	1,230	1,154	2,483	2,334

Operating loss	(2)	(107)	(171)	(207)

Non-operating income
Interest expense	(6)	0	(6)	0
Interest income	88	109	176	225

Total non-operating income, net	82	109	170	225

Income (loss) before income tax expense	80	2	(1)	18

Income tax expense	21	6	4	11

Net income (loss)	$59	$(4)	$(5)	$7

Net income per share data:

Basic
Net income per share	$0.02	$0.00	$0.00	$0.00
Weighted average shares	3,449,021	3,428,021	3,449,021	3,428,021

Diluted
Net income per share	$0.02	$0.00	$0.00	$0.00
Weighted average shares	3,550,957	3,428,021	3,449,021	3,428,021

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share amounts)

For the three months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

March 31, 2025 (unaudited)	3,449,021	$344	$2,391	$11,565	$14,300

Stock-based compensation expense			32		32
Net income				59	59

Balance June 30, 2025 (unaudited)	3,449,021	$344	$2,423	$11,624	$14,391

March 31, 2024 (unaudited)	3,428,021	$342	$2,259	$11,194	$13,795

Stock-based compensation expense			38		38
Net loss				(4)	(4)

Balance June 30, 2024 (unaudited)	3,428,021	$342	$2,297	$11,190	$13,829

For the six months ended June 30
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

December 31, 2024	3,449,021	$344	$2,360	$11,629	$14,333

Stock-based compensation expense			63		63
Net loss				(5)	(5)

Balance June 30, 2025 (unaudited)	3,449,021	$344	$2,423	$11,624	$14,391

December 31, 2023	3,428,021	$342	$2,230	$11,183	$13,755

Stock-based compensation expense			67		67
Net income				7	7

Balance June 30, 2024 (unaudited)	3,428,021	$342	$2,297	$11,190	$13,829

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities

Net income (loss)	$(5)	$7

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation	45	47
Deferred income taxes	0	25
Stock-based compensation expense	63	67
Change in allowance for credit losses	17	0
Loss on disposal of fixed assets	1	0
Change in:
Trade receivables	10	103
Inventories	(46)	(114)
Other current assets	17	2
Accounts payable	141	(92)
Accrued expenses	117	116
Income tax payable/receivable	(113)	(117)

Net cash from operating activities	247	44

Cash flows used in investing activities

Purchase of property and equipment	(13)	(26)

Net cash used in investing activities	(13)	(26)

Net increase in cash and cash equivalents	234	18

Cash and cash equivalents, beginning	9,948	9,870
Cash and cash equivalents, ending	$10,182	$9,888

Supplemental cash flow information
Cash paid for income taxes	$117	$101
Cash paid for interest	6	0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2025

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

Management believes that the unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the Company's financial position as of June 30, 2025 and results of operations for the three and six-month periods ended June 30, 2025 and 2024, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts, and may also be invested in Treasury Bills with an original maturity of three months or less. Cash equivalents are carried at fair value.  Cash equivalents were $7,973 and $7,980 as of June 30, 2025 and December 31, 2024, respectively.

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

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2025

(in thousands except share and per share amounts)

(unaudited)

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

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term). The Company considers historical loss rates and current economic conditions when determining the expected credit losses. Receivables deemed uncollectible are written off against the allowance for credit losses. The allowance for credit losses was $28 and $11 at June 30, 2025 and December 31, 2024, respectively.

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

Fair Value Measurements

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximates fair value at June 30, 2025 and December 31, 2024, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED JUNE 30, 2025

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

For the three-month periods ended June 30, 2025, and 2024, 83,064 and 175,000, respectively, weighted-average common shares for underlying stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive. For the six-month periods ended June 30, 2025 and 2024, 185,000 and 175,000 respectively, weighted average common shares for underlying stock options have been excluded from the calculation of diluted EPS for the same reason.

In addition, for each of the three and six-month periods ended June 30, 2025, and 2024, 84,000 and 105,000, respectively, restricted stock units have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

New Accounting Pronouncement Adopted

In December 2023, the FASB issued ASU No. 223-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.  The updates in this ASU are effective for annual periods beginning after December 15, 2024.  The adoption will result in disclosure changes only.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2025

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies that have an undeterminable market.

Equity securities are stated at estimated fair value and realized and unrealized gains and losses, if any, are reported in our Statements of Operations in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2025
Equity Securities	$54	$2	$0	$56
Total Investments, June 30, 2025	$54	$2	$0	$56

December 31, 2024
Equity Securities	$54	$2	$0	$56
Total Investments, December 31, 2024	$54	$2	$0	$56

Note 3. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

June 30, 2025

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

December 31, 2024

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

The equity securities owned by the Company are investments in two non-publicly traded companies. There is an undeterminable market for each of these two companies and the Company has determined the fair value based on financial and other factors that are considered Level 3 inputs in the fair value hierarchy.

There was no change in Level 3 assets measured at fair value on a recurring basis during the three and six-month periods ended June 30, 2025 and 2024.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2025

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	June 30, 2025	December 31, 2024

Raw Materials	$1,300	$1,334
Work In Process	365	301
Finished Goods	365	339
Reserve for Obsolescence	(20)	(10)
Total Inventories, net	$2,010	$1,964

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

As of June 30, 2025, the total unrecognized compensation expense related to outstanding stock options was $95, which the Company expects to recognize through October 2028. The Company recognized compensation expense in connection with the vesting of stock options of $10 and $20 for the three and six months ended June 30, 2025, respectively. The Company recognized compensation expense in connection with the vesting of stock options of $16 and $24 for the three and six months ended June 30, 2024, respectively.

There were no stock options granted or exercised in the six months ended June 30, 2025.

During the second quarter of 2024, the Company granted 25,000 non-qualified stock options to a non-employee board member.  The options vested 20% on the grant date, with an additional 20% vesting annually thereafter.  There were no stock options exercised in the six months ended June 30, 2024.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2025

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

As of June 30, 2025, the total unrecognized compensation expenses related to outstanding restricted stock units is $273, which the Company expects to recognize through August 2028. The Company recognized compensation expense in connection with the vesting of restricted stock units of $22 and $43 for the three and six months ended June 30, 2025, respectively. The Company recognized compensation expense in connection with the vesting of restricted stock units of $22 and $43 for the three and six months ended June 30, 2024, respectively.

There were no restricted stock units granted in the six months ended June 30, 2025 and 2024.

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

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2025

(in thousands except share and per share amounts)

(unaudited)

Note 8. Subsequent Events

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA codifies certain key elements of the Tax Cuts and Jobs Act, including making permanent the 100% bonus depreciation on qualified fixed assets, making permanent the immediate deduction for domestic research and experimentation expenses, and permanently changing the limitation on the deduction of business interest expense.  ASC 740 "Income Taxes," requires that the effect of changes in tax rates and laws on deferred taxes be recognized in the period in which the applicable legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to the financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA and anticipates the results of such evaluation will be reflected in the Company's Form 10-Q for the quarter ended September 30, 2025.

On August 7, 2025, Michael Zipoy provided the Board with notice that he will be retiring from the Board effective as of August 8, 2025. Mr. Zipoy has served on the Board since 2012 and was most recently a member of the Audit, Compensation, and Nominating Committees of the Board. In recognition of his valuable service to the Board, the vesting of Mr. Zipoy’s outstanding options and RSU awards was accelerated.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to our critical accounting estimates during the three and six-month periods ended June 30, 2025.

Recent Developments

On August 7, 2025, Michael Zipoy provided the Board with notice that he will be retiring from the Board effective as of August 8, 2025. Mr. Zipoy has served on the Board since 2012 and was most recently a member of the Audit, Compensation, and Nominating Committees of the Board. In recognition of his valuable service to the Board, the vesting of Mr. Zipoy’s outstanding options and RSU awards was accelerated.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Operations expressed as a percentage of net sales.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0	100.0%
Cost of goods sold	48.8	52.8	50.2	52.3
Gross profit	51.2	47.2	49.8	47.7

Operating expenses
Selling and marketing	18.4	15.9	18.6	15.8
General and administrative	24.0	24.2	25.0	24.7
Research and development	8.9	11.9	9.9	11.8
Total operating expenses	51.3	52.0	53.5	52.3

Operating loss	(0.1)	(4.8)	(3.7)	(4.6)

Non-operating income
Interest expense	(0.3)	0	(0.1)	0
Interest income	3.7	4.9	3.8	5.0
Total non-operating income, net	3.4	4.9	3.7	5.0

Income (loss) before income tax expense	3.3	0.1	(0.0)	0.4

Income tax expense	0.9	0.3	0.1	0.2

Net income (loss)	2.4%	(0.2)%	(0.1)	0.2

The following paragraphs discuss the Company’s performance for the three and six months ended June 30, 2025 and 2024.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the second quarter of 2025 were $2,400, an increase of $183, or 8.3%, from $2,217 during the comparable period in 2024. Net sales for the six months ended June 30, 2025 were $4,639, an increase of $178, or 4.0%, from $4,461 during the comparable period in 2024.  The increase during the three-month period was primarily driven by increased sales to international and OEM customers.

 Gross Profit

Gross profit for the second quarter of 2025 was $1,228, an increase of $181, or 17.3%, over the same period in 2024. Gross profit for the six months ended June 30, 2025 was $2,312, an increase of $185, or 8.7%, over the same period in 2024. Gross margin increased in the second quarter of 2025 to 51.2% from 47.2% during the same period in 2024. Gross margin for the six months ended June 30, 2025 increased to 49.8% from 47.7% over the same period in 2024. The increase in gross margin for both periods was due to an increase in average selling prices implemented to partially offset increased material costs.

Operating Expenses

Total operating expenses increased $76, or 6.6%, to $1,230 for the second quarter of 2025 compared to the same period in 2024, and decreased as a percentage of net sales to 51.3% from 52.0%. Total operating expenses increased $149, or 6.4%, to $2,483 for the six months ended June 30, 2025 compared to the same period in 2024, and increased as a percentage of net sales to 53.5% from 52.3%. The increase in total operating expenses for both periods was primarily due to costs associated with additional employee headcount.

●

Selling and marketing expenses in the second quarter of 2025 increased $88 to $441, or 24.9%, from the same period in 2024, and increased as a percentage of net sales to 18.4% from 15.9%. Selling and marketing expenses in the six months ended June 30, 2025 increased $157 to $861, or 22.3%, from the same period in 2024, and increased as a percentage of net sales to 18.6% from 15.8%. The increase in selling and marketing expenses for both periods was primarily due to higher wages and benefits due to the hiring of sales leadership.

●

General and administrative expenses increased $38 to $575, or 7.1%, in the second quarter of 2025 compared to the same period in 2024, but decreased as a percentage of net sales to 24.0% from 24.2%. General and administrative expenses increased $58 to $1,162, or 5.3%, in the six months ended June 30, 2025 compared to the same period in 2024, and increased as a percentage of net sales to 25.0% from 24.7%. The increase in general and administrative expenses for both periods was primarily due to the timing of independent auditor expenses and nonreimbursable sales tax expense; partially offset by a decrease in contract personnel.

●

Research and development expenses decreased $50 to $214, or 18.9%, in the second quarter of 2025 compared to the same period in 2024, and decreased as a percentage of net sales to 8.9% from 11.9%. Research and development expenses decreased $66 to $460, or 12.5%, in the six months ended June 30, 2025 compared to the same period in 2024, and decreased as a percentage of net sales to 9.9% from 11.8%. The decrease in research and development for both periods was due to reduced employee headcount.

Non-Operating Income

Net non-operating income decreased $27, or 24.8%, for the three-month period ended June 30, 2025 compared to the same period in 2024. Net non-operating income decreased $55, or 24.4%, for the six months ended June 30, 2025 compared to the same period in 2024. The decrease for the period is the result of lower interest income earned as a result of lower interest rates on Treasury Bills.

Income (Loss) Before Income Tax Expense

Income before income tax expense increased to $80 in the second quarter of 2025, representing an increase of $78 from $2 for the same period in 2024. Loss before income tax expense was $1 for the six months ended June 30, 2025, representing a decrease of $19 from income before income taxes of $18 for the same period in 2024. The increase in the quarter was primarily due to higher net sales and gross margin, partially offset by higher operating expenses and a decrease in interest income as described above.  The decrease for the six-month period was due primarily to higher operating expenses and lower interest income as discussed above, partially offset by higher net sales and gross margin.

Income Tax Expense

Income tax expense was $21, or 0.9% of net sales, in the second quarter of 2025 compared to $6, or 0.3% of net sales, in the second quarter of 2024. Income tax expense was $4, or 0.1% of net sales for the six months ended June 30, 2025 compared to $11, or 0.2% of net sales for the six months ended 2024.  The effective tax rate for the second quarter of 2025 was 26.3% compared to 300.0% for the same period in 2024.  The effective tax rate for the six-month period ended June 30, 2025 was 400.0% compared to 61.1% in the same period of 2024. The 2025 effective tax rate for the six-month period ended June 30, 2025 was higher than normal due to the adjustment of the calendar year 2024 balance due.  The 2024 effective income tax rate for both periods was higher than normal due to the write-off of deferred tax assets in conjunction with the expiration of unexercised stock options in the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10,182 at June 30, 2025 and $9,948 at December 31, 2024. The increase was primarily the result of an increase in cash from operating activities.

Cash from operating activities was $247 for the six months ended June 30, 2025 compared to $44 for the six months ended June 30, 2024. The $203 increase was due primarily to an increase in accounts payable and a decrease in accounts receivable, partially offset by an increase in inventory. The increase in accounts payable is due to the timing of payments.  The decrease in accounts receivable is due to the timing of customer payments.  The increase in inventory is due to the timing of customer sales.

Cash used in investing activities was $13 and $26 for the six months ended June 30, 2025 and 2024, respectively. The cash used was for the purchase of office equipment.

There was no cash flow from financing activities in the six months ended June 30, 2024 and 2025.

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

Supply Chain and Labor Dynamics

We purchase parts and materials from various manufacturers and distributors.  While we believe our supply chain has begun to stabilize, we still occasionally see unexpected price increases and delivery delays requiring us to intervene and remediate. To meet these challenges, we are seeking additional sources for components and modifying product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components and material. As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Current supply chain dynamics may have a negative effect on the efficiency of our operations, our customer base, and the domestic or worldwide economy.  Changes in general economic and financial conditions, inflationary pressures, the potential for economic recession in the U.S., tariffs and trade restrictions, including the imposition of new and higher tariffs on imported goods, the uncertainty of evolving tariffs, and retaliatory tariffs implemented by other countries on U.S. goods may have a negative impact on our business and results of operations.  We will monitor and attempt to remediate situations as they occur.  However, we may not be able to fully remediate or offset costs, all of which could have a material negative impact on our business and results of operations.

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

Off-balance Sheet Arrangements

As of June 30, 2025, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2025 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2025 and June 30, 2024, (iii) Condensed Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2025 and June 30, 2024, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

August 12, 2025	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

