Form 10-Q/A
period 2025-06-30
ELECTRO SENSORS INC
filed 2025-09-12
CIK 351789

S

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment is being filed solely to include exhibits that were unintentionally excluded from the previous submission due to an error.

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

