Form 10-Q
period 2025-09-30
ELECTRO SENSORS INC
filed 2025-11-13
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on November 12, 2025 was 3,480,521.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$10,571	$9,948
Investments	56	56
Trade receivables, less allowance for credit losses of $36 and $11, respectively	1,425	1,309
Inventories, net	2,070	1,964
Other current assets	246	197
Income tax receivable	72	0

Total current assets	14,440	13,474

Deferred income tax asset, net	437	501

Property and equipment, net of accumulated depreciation of $1,708 and $1,664, respectively	860	910

Total assets	$15,737	$14,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$381	$146
Accrued expenses	668	365
Accrued income tax	0	41

Total current liabilities	1,049	552

Commitments and contingencies

Stockholders’ equity
Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,480,521 and 3,449,021 shares issued and outstanding, respectively	348	344
Additional paid-in capital	2,508	2,360
Retained earnings	11,832	11,629
Total stockholders’ equity	14,688	14,333

Total liabilities and stockholders’ equity	$15,737	$14,885

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024

Net sales	$2,748	$2,512	$7,387	$6,973
Cost of goods sold	1,290	1,247	3,617	3,581

Gross profit	1,458	1,265	3,770	3,392

Operating expenses
Selling and marketing	434	340	1,295	1,044
General and administrative	606	517	1,768	1,621
Research and development	237	235	697	761

Total operating expenses	1,277	1,092	3,760	3,426

Operating income (loss)	181	173	10	(34)

Non-operating income
Interest expense	0	0	(6)	0
Interest income	91	117	267	342

Total non-operating income, net	91	117	261	342

Income before income tax expense	272	290	271	308

Income tax expense	64	52	68	63

Net income	$208	$238	$203	$245

Net income per share data:

Basic
Net income per share	$0.06	$0.07	$0.06	$0.07
Weighted average shares	3,462,564	3,428,021	3,453,585	3,428,021
Diluted
Net income per share	$0.06	$0.07	$0.06	$0.07
Weighted average shares	3,473,921	3,434,417	3,453,585	3,440,382

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share amounts)

For the three months ended September 30
	Common Stock Issued		Additional Paid-in Capital		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings

June 30, 2025	3,449,021	$344	$2,423	$11,624	$14,391

Restricted stock units vested	31,500	4	(4)		0
Stock-based compensation expense			89		89
Net income				208	208

Balance September 30, 2025 (unaudited)	3,480,521	$348	$2,508	$11,832	$14,688

June 30, 2024	3,428,021	$342	$2,297	$11,190	$13,829

Stock-based compensation expense			31		31
Net income				238	238

Balance September 30, 2024 (unaudited)	3,428,021	$342	$2,328	$11,428	$14,098

For the nine months ended September 30
	Common Stock Issued		Additional Paid-in Capital		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings

Balance, December 31, 2024	3,449,021	$344	$2,360	$11,629	$14,333

Restricted stock units vested	31,500	4	(4)		0
Stock-based compensation expense			152		152
Net income				203	203

Balance, September 30, 2025	3,480,521	$348	$2,508	$11,832	$14,688

Balance, December 31, 2023	3,428,021	$342	$2,230	$11,183	$13,755

Stock-based compensation expense			98		98
Net income				245	245

Balance, September 30, 2024	3,428,021	$342	$2,328	$11,428	$14,098

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30
	2025	2024
Cash flows from operating activities

Net income	$203	$245

Adjustments to reconcile net income to net cash from operating activities:

Depreciation	68	70
Deferred income taxes	64	68
Stock-based compensation expense	152	98
Change in allowance for credit losses	25	0
Loss on disposal of fixed assets	1	0
Change in:
Trade receivables	(141)	101
Inventories	(106)	(252)
Other current assets	(49)	(61)
Accounts payable	235	(71)
Accrued expenses	303	316
Income tax payable/receivable	(113)	(108)

Net cash from operating activities	642	406

Cash flows used in investing activities

Purchase of property and equipment	(19)	(30)

Net cash used in investing activities	(19)	(30)

Net increase in cash and cash equivalents	623	376

Cash and cash equivalents, beginning	9,948	9,870
Cash and cash equivalents, ending	$10,571	$10,246

Supplemental cash flow information
Cash paid for income taxes	$117	$101
Cash paid for interest	$6	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

Management believes that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the Company's financial position as of September 30, 2025 and results of operations for the three and nine-month periods ended September 30, 2025 and 2024, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts, and may also be invested in Treasury Bills with an original maturity of three months or less. Cash equivalents are carried at fair value.  Cash equivalents were $7,977 and $7,980 as of September 30, 2025 and December 31, 2024, respectively.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term). The Company considers historical loss rates and current economic conditions when determining the expected credit losses. Receivables deemed uncollectible are written off against the allowance for credit losses. The allowance for credit losses was $36 and $11 at September 30, 2025 and December 31, 2024, respectively.

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

Fair Value Measurements

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximates fair value at September 30, 2025 and December 31, 2024, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

(in thousands except share and per share amounts)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Current significant estimates, including the underlying assumptions, consist of realizability of trade receivables, and valuation of deferred tax assets/liabilities, inventory, investments, and stock compensation expense. Actual results could differ from those estimates.

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

For the three-month period ended September 30, 2025, and 2024, 173,643 and 168,604, respectively, weighted-average common shares for underlying stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2025 and 2024, 185,000 and 162,639, respectively, weighted average common shares for underlying stock options have been excluded from the calculation of diluted EPS for the same reason.

In addition, for each of the three and nine-month periods ended September 30, 2025, and 2024, 52,500 and 105,000 restricted stock units, respectively, have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

New Accounting Pronouncement Adopted

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.  The updates in this ASU are effective for annual periods beginning after December 15, 2024.  The adoption will result in disclosure changes only.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies that have an undeterminable market.

Equity securities are stated at estimated fair value and realized and unrealized gains and losses, if any, are reported in our Statements of Operations in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
	Cost	gain	loss	value
September 30, 2025
Equity Securities	$54	$2	$0	$56
Total Investments, September 30, 2025	$54	$2	$0	$56

December 31, 2024
Equity Securities	$54	$2	$0	$56
Total Investments, December 31, 2024	$54	$2	$0	$56

Note 3. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

September 30, 2025

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

December 31, 2024

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

The equity securities owned by the Company are investments in two non-publicly traded companies. There is an undeterminable market for each of these two companies and the Company has determined the fair value based on financial and other factors that are considered Level 3 inputs in the fair value hierarchy.

There was no change in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2025 and 2024.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	September 30, 2025	December 31, 2024
Raw Materials	$1,351	$1,334
Work In Process	304	301
Finished Goods	435	339
Reserve for Obsolescence	(20)	(10)
Total Inventories, net	$2,070	$1,964

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

As of September 30, 2025, the total unrecognized compensation expense related to outstanding stock options was $71, which the Company expects to recognize through October 2028. The Company recognized compensation expense in connection with the vesting of stock options of $25 and $45 for the three and nine months ended September 30, 2025, respectively. The Company recognized compensation expense in connection with the vesting of stock options of $9 and $33 for the three and nine months ended September 30, 2024, respectively.

There were no stock options granted or exercised in the nine months ended September 30, 2025.

During the second quarter of 2024, the Company granted 25,000 non-qualified stock options to a non-employee board member.  The options vested 20% on the grant date, with an additional 20% vesting annually thereafter.  There were no stock options exercised in the in the nine months ended September 30, 2024.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

As of September 30, 2025, the total unrecognized compensation expense related to outstanding restricted stock units is $210, which the Company expects to recognize through August 2028. The Company recognized compensation expense in connection with the vesting of restricted stock units of $64 and $107 for the three and nine months ended September 30, 2025, respectively. The Company recognized compensation expense in connection with the vesting of restricted stock units of $22 and $65 for the three and nine months ended September 30, 2024, respectively.

There were no restricted stock units granted in the nine months ended September 30, 2025 and 2024.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to our critical accounting estimates during the three and nine-month periods ended September 30, 2025.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Operations expressed as a percentage of net sales.

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.9	49.6	49.0	51.4
Gross profit	53.1	50.4	51.0	48.6

Operating expenses
Selling and marketing	15.8	13.5	17.5	15.0
General and administrative	22.1	20.6	23.9	23.2
Research and development	8.6	9.4	9.4	10.9
Total operating expenses	46.5	43.5	50.8	49.1

Operating income (loss)	6.6	6.9	0.2	(0.5)

Non-operating income
Interest expense	0	0	(0.1)	0
Interest income	3.3	4.7	3.6	4.9
Total non-operating income, net	3.3	4.7	3.5	4.9

Income before income tax expense	9.9	11.6	3.7	4.4

Income tax expense	2.3	2.1	0.9	0.9

Net income	7.6%	9.5%	2.8%	3.5%

The following paragraphs discuss the Company’s performance for the three and nine months ended September 30, 2025 and 2024.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the third quarter of 2025 were $2,748,  an increase of $236, or 9.4%, from $2,512 during the comparable period in 2024. Net sales for the nine months ended September 30, 2025 were $7,387, an increase of $414, or 5.9%, from $6,973 during the comparable period in 2024. The increase during the three and nine-month periods were primarily driven by increased sales to industrial automation and OEM customers.

Gross Profit

Gross profit for the third quarter of 2025 was $1,458, an increase of $193, or 15.3%, over the same period in 2024. Gross profit for the nine months ended September 30, 2025 was $3,770, an increase of $378, or 11.1%, over the same period in 2024. Gross margin increased in the third quarter of 2025 to 53.1% from 50.4% during the same period in 2024. Gross margin for the nine months ended September 30, 2025 increased to 51.0% from 48.6% over the same period in 2024. The increase in gross margin for both periods was due to an increase in average selling prices implemented over the last twelve months to partially offset increased material costs.

 Operating Expenses

Total operating expenses increased $185, or 16.9%, to $1,277 for the third quarter of 2025 compared to the same period in 2024, and increased as a percentage of net sales to 46.5% from 43.5%. Total operating expenses increased $334, or 9.7%, to $3,760 for the nine months ended September 30, 2025 compared to the same period in 2024, and increased as a percentage of net sales to 50.9% from 49.1%. The increase in total operating expenses for both periods was primarily due to costs associated with additional employee headcount and variable compensation related to increased sales and stock compensation expense related to the acceleration of vesting of equity awards for a retired board member.

•         Selling and marketing expenses in the third quarter of 2025 increased $94 to $434, or 27.6%, from the same period in 2024, and increased as a percentage of net sales to 15.8% from 13.5%. Selling and marketing expenses in the nine months ended September 30, 2025 increased $251 to $1,295, or 24.0%, from the same period in 2024, and increased as a percentage of net sales to 17.5% from 15.0%. The increase in selling and marketing expenses for both periods was primarily due to higher compensation and benefits due to the hiring of sales leadership and variable sales compensation related to the increase in sales.

•         General and administrative expenses increased $89 to $606, or 17.2%, in the third quarter of 2025 compared to the same period in 2024, and increased as a percentage of net sales to 22.1% from 20.6%. General and administrative expenses increased $147 to $1,768, or 9.1%, in the nine months ended September 30, 2025 compared to the same period in 2024, and increased as a percentage of net sales to 23.9% from 23.2%. The increase in general and administrative expenses for both periods was primarily due to stock compensation expense resulting from the accelerated vesting of equity awards for a retired board member and an increase in the allowance for credit losses.

•         Research and development expenses increased $2 to $237, or 0.9%, in the third quarter of 2025 compared to the same period in 2024, but decreased as a percentage of net sales to 8.6% from 9.4%. Research and development expenses decreased $64 to $697, or 8.4%, in the nine months ended September 30, 2025 compared to the same period in 2024, and decreased as a percentage of net sales to 9.4% from 10.9%. The increase in research and development expense for the quarter was due to increased engineering costs related to product development and enhancements, offset by a decrease in compensation and benefits due to lower employee headcount.  The net decrease for the nine-month period was due to the decrease in employee headcount, partially offset by an increase in engineering costs related to product development and enhancements.

Non-Operating Income

Net non-operating income decreased $26, or 22.2%, for the three-month period ended September 30, 2025 compared to the same period in 2024. Net non-operating income decreased $81, or 23.7%, for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease for the period is the result of lower interest income earned as a result of lower interest rates on Treasury Bills.

Income  Before Income Tax Expense

Income before income tax expense decreased to $272 in the third quarter of 2025, representing decrease of $18 from $290 for the same period in 2024. Income before income tax expense was $271 for the nine months ended September 30, 2025, representing a decrease of $37 from $308 for the same period in 2024. The decrease for both periods was primarily due to higher operating expenses and a decrease in interest income, partially offset by increased net sales and gross margin, as described above.

Income Tax Expense

Income tax expense was $64, or 2.3% of net sales, in the third quarter of 2025 compared to $52, or 2.1% of net sales, in the third quarter of 2024. Income tax expense was $68, or 0.9% of net sales for the nine months ended September 30, 2025 compared to $63, or 0.9% of net sales for the nine months ended September 30, 2024.  The effective tax rate for the third quarter of 2025 was 23.5% compared to 18.0% for the same period in 2024.  The effective tax rate for the nine months ended September 30, 2025 was 25.0% compared to 20.5% for the same period of 2024. The 2025 effective tax rate for the nine months ended September 30, 2025 was higher due to the timing of differences between tax and book deductions primarily resulting from a change in research and development expense treatment.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10,571 at September 30, 2025 and $9,948 at December 31, 2024. The increase was primarily the result of an increase in cash generated from operating activities.

Cash from operating activities was $642 for the nine months ended September 30, 2025 compared to $406 for the nine months ended September 30, 2024. The $236 increase was due primarily to an increase in accounts payable and noncash expenditures, partially offset by an increase in accounts receivable. The increase in accounts payable is due to the timing of payments and receipt of inventory.  The increase in accounts receivable is due to the increase in net sales.

Cash used in investing activities was $19 and $30 for the nine months ended September 30, 2025 and 2024, respectively. The cash used was for the purchase of office equipment.

There was no cash flow from financing activities in the nine months ended September 30, 2025 and 2024.

Subject to the following section, entitled "Supply Chain and Labor Dynamics," the Company believes its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, corporate and business development, and other strategic alternatives and that existing cash, cash equivalents, and investments and any cash generated from operations will be sufficient to meet these cash requirements through at least the next 12 months.

Supply Chain and Labor Dynamics

We purchase parts and materials from various manufacturers and distributors.  While we believe our supply chain has generally stabilized, we still occasionally see unexpected price increases and delivery delays requiring us to intervene and remediate. To meet these challenges, we are seeking additional sources for components and modifying product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components and material. As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Current supply chain dynamics may have a negative effect on the efficiency of our operations, our customer base, and the domestic or worldwide economy.  Changes in general economic and financial conditions, inflationary pressures, the potential for economic recession in the U.S., tariffs and trade restrictions, including the imposition of new and higher tariffs on imported goods, the uncertainty of evolving tariffs, and retaliatory tariffs implemented by other countries on U.S. goods may have a negative impact on our business and results of operations.  We continually monitor and attempt to remediate negative situations as they occur.  However, we may not be able to fully remediate or offset costs, all of which could have a material negative impact on our business and results of operations.

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

Off-balance Sheet Arrangements

As of September 30, 2025, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2025 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024, (iii) Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2025 and September 30, 2024, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

November 13, 2025	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)