Form 10-K
period 2025-12-31
ELECTRO SENSORS INC
filed 2026-03-30
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 or
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

The aggregate market value of the voting stock held by non-affiliates (persons other than officers, directors, or holders of more than 5% of the outstanding stock) of the registrant was approximately $5,500,000 based upon the closing price of its common stock as reported on The Nasdaq Stock Market® on June 30, 2025.

The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, on March 27, 2026 was 3,532,423.

ELECTRO-SENSORS, INC.
Form 10-K for the Year Ended December 31, 2025

PART I

Item 1.                    Business.

Introduction

Electro-Sensors, Inc. (“we,” “us,” “our,” the “Company” or “ESI”) manufactures and sells industrial production monitoring and process control systems.

In addition, we may periodically make strategic investments in other businesses and companies, including investments that we believe would facilitate the development of technology complementary to our existing products or investments that we believe present opportunities for the Company and its shareholders.

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

Marketing and Distribution

We sell our products primarily through both our internal sales team and a number of manufacturer’s representatives and distributors, both nationally and internationally. In 2025, we shipped product to 21 countries, including sales through distributors in the following countries; Canada, Mexico, Brazil, Chile, United Kingdom, Egypt, India, Australia, China, the Republic of Korea, Vietnam, Malaysia, Philippines, Thailand, and Singapore. Sales to customers outside the United States represented approximately 12% of revenues in 2025. We sell our products under the Electro-Sensors, Inc. brand as a range of products from simple sensors to complex integrated monitoring systems.  Our customers operate in a wide range of industries, including grain/feed/milling, bulk materials, manufacturing, food products, ethanol, power generation, and other processing industries.

We continue to explore new industries and applications within the industries we serve to expand sales and may also consider acquiring compatible businesses or product lines as part of our growth strategy.  In addition, we may make strategic investments that we believe present opportunities for the Company and its shareholders.

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

Competition

We face substantial competition in the sale of our production monitoring sensors and systems from a broad range of industrial and commercial businesses. Among our competitors are 4B Components Ltd., Maxi-Tronic, Inc., Siemens Corporation, and Ag Growth International Inc. (AGI). We believe our competitive advantages include our products' superior design and quality, and that our products are sold as ready-to-install units that can be used in a wide range of applications. Our major challenges include the fact that several of our competitors are larger, may have more established brand recognition, have a broader range of sensing instruments, and have larger sales forces and capital resources.

 Suppliers

We purchase parts and materials for our systems from various manufacturers and distributors. In some instances, these materials are manufactured in accordance with our proprietary designs. Multiple sources of these parts and materials are generally available, and we typically do not depend on any single source for these supplies and materials. While we believe that our supply chain has generally stabilized, we occasionally experience unexpected price increases and delivery delays requiring us to intervene and remediate.  To meet these challenges, we seek additional sources for components and modify product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components and material.  As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. We continue to closely monitor lead times and availability of components. We are continually assessing our inventory levels and may take actions as necessary to minimize disruptions to our supply chain such as maintaining larger levels of inventories than we have in the past, but these actions may not be successful if significant disruptions occur.

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

Human Capital

As of December 31, 2025, the Company had 38 employees, all of whom are full-time and based in the United States.  We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

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

Expending Funds for Changes in Industry Standards, Customer Preferences or Technology

Our business depends on our ability to periodically introduce new and enhanced products and solutions to meet customer needs. Our product development efforts require us to commit financial resources, personnel and time, usually in advance of significant market demand for these products. In order to compete, we must anticipate both future demand and the technology available to meet that demand. We cannot ensure that our research and development efforts will lead to new products or product innovations that can be made available to or will be accepted by the market.

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

●	ensure that our operational systems, security systems and infrastructure, as well as those of third-party vendors, remain free from viruses or cyberattacks;

●	quickly and successfully adapt to changing industry technological standards;

●	comply with existing and changing industry regulations;

●	attract and retain key personnel, including senior management;

●	offset the effect of inflation on component prices and labor by increasing prices on finished products;
●	offset the effect of recently announced tariffs on components by increasing prices on finished products:
●	adapt to changing economic conditions and manage downturns or disruptions in the economy in general;

●	keep pace with competitors, some of whom are much larger and have substantially greater resources than us;
●	offset impacts to our business, including our personnel, related to real or perceived uncertainty surrounding regulatory and immigration enforcement efforts in our geographical area;
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

Item 2.                    Properties.

We own and occupy a 25,400 square foot facility at 6111 Blue Circle Drive, Minnetonka, Minnesota 55343-9108. All our operations are conducted within this facility. The facility is in excellent condition and we continue to maintain and update the facility as necessary. We believe the facility will be adequate for our needs in 2026.

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

Based on data provided by our transfer agent, as of March 23, 2026, we had 52 shareholders of record who held 914,714  shares of the Company’s common stock.

At the time of this report, the Company does not intend to pay dividends in the foreseeable future.

From time to time, we may be required to repurchase our common stock as a result of Employee Stock Ownership Plan ("ESOP") obligations described in Note 9 to our 2025 financial statements. We did not repurchase any common stock during the years ended December 31, 2025 and 2024.

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

	Years Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of goods sold	49.2	51.1
Gross profit	50.8	48.9

Operating expenses
Selling and marketing	17.2	15.4
General and administrative	23.9	22.7
Research and development	9.7	10.8
Total operating expenses	50.8	48.9

Operating income (loss)	0.0	0.0

Non-operating income
Interest expense	(0.1)	0.0
Interest income	3.5	4.7
Total non-operating income, net	3.4	4.7

Income before income taxes	3.4	4.7

Income tax expense (benefit)	0.4	(0.1)

Net income	3.0%	4.8%

The following paragraphs discuss the Company’s performance for years ended December 31, 2025 and 2024.

Comparison of 2025 vs 2024 (dollars in thousands)

Net Sales

Net sales for 2025 were $10,142, an increase of $769, or 8.2%, from $9,373 in 2024.  The increase was primarily driven by higher sales of wired sensing products utilized across a broad-base of applications and HazardPROTM wireless systems utilized in industrial automation applications.  International sales, as a percentage of net sales, remained at 12% as compared to 2024.

Gross Profit

Gross profit for 2025 increased $575, or 12.5%, to $5,157 from $4,582 in 2024. Gross margin in 2025 was 50.8% compared to 48.9% in 2024. The increase in gross margin was primarily due to an increase in average selling prices implemented during 2025 to partially offset increased material costs.  We have provided additional information regarding material and labor costs in Item 1 of this Annual Report on Form 10-K.

Operating Expenses

Total operating expenses increased $569, or 12.4%, to $5,155 in 2025 from $4,586 in 2024, and increased as a percentage of net sales to 50.8% from 48.9%.  The increase in operating expense dollars was primarily due to additional headcount, unreimbursed sales tax, and stock-based compensation related to the acceleration of vesting of equity awards for a retired board member.

●

Selling and marketing expenses increased $301, or 20.9%, to $1,742 in 2025 from $1,441 in 2024, and increased as a percentage of net sales to 17.2% from 15.4%. The increase was primarily due to higher compensation and benefits due to the hiring of executive and regional sales leadership, and variable compensation due to the increase in net sales.

●

General and administrative expenses increased $290, or 13.6%, to $2,422 in 2025 from $2,132 in 2024, and increased as a percentage of net sales to 23.9% from 22.7%. The increase in general and administrative expense dollars was primarily due to an increase in unreimbursed sales tax and stock-based compensation resulting from the acceleration of vesting of equity awards for a retired board member.

●

Research and development expenses decreased $22, or 2.2%, to $991 in 2025 compared to $1,013 in 2024, and decreased as a percentage of net sales to 9.7% from 10.8%. The decrease was primarily due to a decrease in compensation and benefits due to lower employee headcount; partially offset by an increase in engineering costs related to product development and enhancements.

Operating Income (Loss)

Operating income was $2 in 2025 compared to an operating loss of $4 in 2024, an increase of $6, or 150.0%.  The increase was primarily the result of higher net sales and gross margin, partially offset by an increase in expenses for compensation related to hiring additional sales leadership, unreimbursed sales tax and stock-based compensation from the accelerated vesting described above.

Non-Operating Income

Non-operating income decreased $95 to $345 in 2025 from $440 in 2024, primarily as a result of lower interest income earned as a result of lower interest rates on Treasury Bills.

Equity securities are stated at fair value, and unrealized holding gains and losses are reported in our statements of comprehensive income in the non-operating income section.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the Statements of Operations. Realized gains and losses are determined on the basis of the specific securities sold.

Income Taxes

Income tax expense was $41 in 2025 compared to an income tax benefit of $10 in 2024. The increase in tax expense was primarily due to a decrease in deferred tax assets related to stock-based compensation and deductible research and development expenses.  We have provided detailed information about our income tax provision in Note 10 to the financial statements.

 Net Income

We reported net income of $306 in 2025 compared to $446 in 2024, a decrease of $140, or 31.4%. Basic and diluted earnings per share were $0.09 and $0.13 in 2025 and 2024, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet transactions, arrangements or obligations that have, or are reasonably likely to have, a material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10,545 and $9,948 at December 31, 2025 and 2024, respectively.  Working capital was $13,468 at December 31, 2025 compared to $12,922 at December 31, 2024.  The increases were due primarily to cash generated from operations.

Cash generated from operating activities was $662 in 2025 compared to $129 in 2024, an increase of $533.  The increase was primarily due to an increase in accounts payable and accrued expenses; partially offset by a decrease in deferred tax assets and a smaller increase in inventories.  The increase in accounts payable is primarily due to the timing of payments.  The increase in accrued expenses is due to the unreimbursed sales tax, timing of payroll and variable sales compensation primarily resulting from the increase in net sales.  The decrease in deferred tax assets is primarily due to the deduction of research and development expenses that were previously capitalized for tax purposes.  The smaller increase in inventories is due to the timing of component receipts.

Cash used in investing activities in 2025 was $65, compared to $51 in 2024.  The cash used in both periods was for the purchase of office equipment.

Subject to the following section, entitled "Supply Chain and Labor Dynamics," the Company believes its ongoing cash usage requirements will be primarily for capital expenditures, potential acquisitions, investments we believe present opportunities for the Company and its shareholders, research and development, working capital, and growth initiatives.  Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements through at least the next 12 months.

Supply Chain and Labor Dynamics

We purchase parts and materials from various manufacturers and distributors. While we believe that our supply chain has generally stabilized, we occasionally see unexpected price increases and delivery delays requiring us to intervene and remediate.  To meet these challenges, we seek additional sources for components and modify product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components and material.  As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins.  Current supply chain dynamics may have a negative effect on the efficiency of our operations, our customer base, and the domestic or worldwide economy.  Changes in general economic and financial conditions, inflationary pressures, the potential for economic recession in the U.S., tariffs and trade restrictions, including the imposition of new and higher tariffs on imported goods, the uncertainty of evolving tariffs, and retaliatory tariffs implemented by other countries on U.S. goods may have a negative impact on our business and results of operations.  We continually monitor and attempt to remediate the impact of market forces as they occur.  However, we may not be able to fully remediate or offset costs, all of which could have a material negative impact on our business and results of operations.

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

Valuation of investments

Our investments in available-for-sale securities are valued at market prices in an open market. The prices are subject to normal fluctuations that could be either negative or positive. Even though these equity securities were only valued at $56 at December 31, 2025, changes in the value of these equity securities could affect our profitability.  Treasury Bills accounted for as cash equivalents are adjusted to fair value monthly and any change is reported as interest income on the Statements of Operations.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electro-Sensors, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Company's auditor since 2006.

Minneapolis, Minnesota

March 30, 2026

PCAOB ID: 542

ELECTRO-SENSORS, INC.

BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31,
	2025	2024
ASSETS

Current assets

Cash and cash equivalents	$10,545	$9,948
Equity securities	56	56
Trade receivables, less allowance for credit losses of $11 and $11, respectively	1,404	1,309
Inventories, net	2,028	1,964
Other current assets	248	197
Income tax receivable	72	0

Total current assets	14,353	13,474

Deferred income tax asset	464	501

Property and equipment, net	885	910

Total assets	$15,702	$14,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$254	$146
Accrued expenses	631	365
Accrued income taxes	0	41

Total current liabilities	885	552

Commitments and contingencies

Stockholders’ equity

Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,482,423 and 3,449,021 shares issued and outstanding, respectively	348	344
Additional paid-in capital	2,534	2,360
Retained earnings	11,935	11,629

Total stockholders’ equity	14,817	14,333

Total liabilities and stockholders’ equity	$15,702	$14,885

See Notes to Financial Statements

ELECTRO-SENSORS, INC.

STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Years Ended December 31,
	2025	2024

Net sales	$10,142	$9,373
Cost of goods sold	4,985	4,791

Gross profit	5,157	4,582

Operating expenses

Selling and marketing	1,742	1,441
General and administrative	2,422	2,132
Research and development	991	1,013

Total operating expenses	5,155	4,586

Operating income (loss)	2	(4)

Non-operating income (expense)

Interest expense	(6)	0
Interest income	351	440

Total non-operating income, net	345	440

Income before income taxes	347	436

Income tax expense (benefit)	41	(10)

Net income	$306	$446

Net income per share data

Basic
Net income per share	$0.09	$0.13
Weighted average shares	3,460,611	3,435,040

Diluted
Net income per share	$0.09	$0.13
Weighted average shares	3,475,828	3,435,040

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share and per share amounts)

	Common Stock Issued		Additional Paid-in Capital		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings

Balance, December 31, 2023	3,428,021	$342	$2,230	$11,183	$13,755

Restricted stock units vested	21,000	2	(2)		0
Stock-based compensation expense			132		132
Net income				446	446

Balance, December 31, 2024	3,449,021	$344	$2,360	$11,629	$14,333

Restricted stock units vested	31,500	4	(4)		0
Stock options exercised	1,902	0			0
Stock-based compensation expense			178		178
Net income				306	306

Balance, December 31, 2025	3,482,423	$348	$2,534	$11,935	$14,817

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities

Net income	$306	$446

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	89	92
Deferred income taxes	37	(146)
Stock-based compensation expense	178	132
Change in reserve for inventory obsolescence	10	0
Loss on disposal of fixed assets	1	0
Change in:
Trade receivables	(95)	(26)
Inventories	(74)	(213)
Other current assets	(51)	(18)
Accounts payable	108	(145)
Accrued expenses	266	42
Income taxes payable/receivable	(113)	(35)

Net cash from operating activities	662	129

Cash flows used in investing activities

Purchase of property and equipment	(65)	(51)

Net cash used in investing activities	(65)	(51)

Net increase in cash and cash equivalents	597	78

Cash and cash equivalents, beginning	9,948	9,870
Cash and cash equivalents, ending	$10,545	$9,948

Supplemental cash flow information
Cash paid during the year for income taxes	$114	$171
Cash paid during the year for interest	$6	$0

See Notes to Financial Statements

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

In addition, the Company may periodically make strategic investments in other businesses and companies, including investments that we believe would facilitate the development of new relationships, or technology complementary to our existing products, or other investments that we believe present opportunities for the Company and its shareholders. See Note 2 for additional information regarding the Company’s investments. The Company’s investments in securities are subject to normal market risks.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts and may, also, be invested in Treasury Bills with an original maturity of three months or less. Cash equivalents are carried at fair value.  Cash equivalents were $7,985 and $7,980 as of December 31, 2025 and 2024, respectively.

The Company maintains its cash and cash equivalents primarily in two bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to significant credit risk on cash.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share amounts)

Trade receivables and credit policies

Trade receivables are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Trade receivables are stated at the amount billed to the customer. Customer account balances with invoices over 90 days are considered delinquent. The Company does not accrue interest on delinquent trade receivables.  Gross trade receivables at January 1, 2024 were $1,294.

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

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term).  The Company considers historical loss rates and current economic conditions. Receivables are written off against the allowance for credit losses.  The Company has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets.  The allowance for credit losses was $11 at both December 31, 2025 and 2024.

As of December 31, 2025 the Company had one customer that exceeded 10% of the accounts receivable balance. As of December 31, 2024, the Company had no customers that exceeded 10% of the accounts receivable balance.

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

The Company generally does not make investments in anticipation of short-term fluctuations in market price.  Equity securities with readily determinable values are stated at fair value. Unrealized gains and losses on equity securities are reported in the Statements of Operations in non-operating income.

Realized gains and losses on securities, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in the Statements of Operations in non-operating income. Realized gains and losses are determined on the basis of the specific securities sold. There were no other-than-temporary impairments recognized in the years ended December 31, 2025 and 2024.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximate fair value at December 31, 2025 and 2024 due to the short term maturity nature of these instruments.

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

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $39 and $42 in 2025 and 2024, respectively.

Research and development

Expenditures for research and development are expensed as incurred. The Company incurred expenses of $991 and $1,013 in 2025 and 2024, respectively.

Income taxes

The Company presents deferred income taxes on an asset and liability approach to financial accounting and reporting for income taxes. The Company annually determines the difference between the financial reporting and tax bases of assets and liabilities. The Company computes deferred income tax assets and liabilities for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which these laws are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not certain.  We have a valuation allowance on our deferred tax asset of $340 and $311 at December 31, 2025 and 2024, respectively.

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

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share amounts)

Net income per common share

Basic earnings per share (EPS) excludes dilution and is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities such as options were exercised or converted into common stock.  For the years ending December 31, 2025 and 2024, options to purchase 147,367 and 185,000 weighted average common shares, respectively, have been excluded from the diluted weighted average shares because their effect would be anti-dilutive.  In addition, for the years ended December 31, 2025 and 2024, 49,916 and 84,000 restricted stock units, respectively, have been excluded from the calculation because their effect would be anti-dilutive.

The terms of the stock option and restricted stock unit grants allow acceleration of vesting upon a change in control of the Company, which increases the number of shares outstanding and dilutes the earnings per share.

The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the Statements of Operations.

	Income	Shares	Per share amount
2025:
Basic EPS	$306	3,460,611	$0.09
Effect of dilutive stock options		15,217	0.00
Diluted EPS	$306	3,475,828	$0.09

2024:
Basic EPS	$446	3,435,040	$0.13
Effect of dilutive stock options		0	0.00
Diluted EPS	$446	3,435,040	$0.13

Stock-based compensation

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes-Merton (“BSM”) model. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. At December 31, 2025, the Company had one stock-based compensation plan.

Our equity incentive plan permits optionees to engage in “cashless exercise” or “net exercise” of stock options.  In these transactions, the holder does not pay a cash purchase price.  Instead, the Company reduces the number of shares issued by a value equal to the aggregate exercise price and applicable tax withholding, based on the fair market value of the common stock on the date of exercise.  During the year ended December 31, 2025, a retired non-employee director exercised options for 25,000 shares via a cashless exercise (or net share exercise), resulting in 1,902 net shares being issued and no cash proceeds to the Company.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share amounts)

Accounting Standard Not Yet Adopted

The Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (“ASU”) Disaggregation of Income Statement Expenses in November 2024 and issued ASU 2025-01 in January 2025 to clarify its effective date.  This ASU provides investors with more decision-useful information about a business entity’s expenses. The ASU requires companies to provide detailed disclosure of specified categories underlying certain expense captions in interim and annual periods. It would provide investors with more detailed information about the types of expenses, including employee compensation, depreciation, amortization, and costs incurred related to inventory and manufacturing activities in income statement expense captions such as cost of sales; selling, general and administrative; and research and development.  The ASU does not change or remove existing expense disclosure requirements and does not change requirements for presentation of expenses on the face of the income statement. It requires companies to include certain existing disclosures in the same tabular format disclosure.  The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.  The updates in this ASU are effective for annual periods beginning after December 15, 2024.  The adoption resulted in disclosure changes only.

In July 2025, the FASB issued ASU No. 2025-05 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets.  The amendments in this ASU provide public business entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current trade receivables arising from transactions accounted for under Topic 606.  For all public business entities, ASU 2025-05 is effective for annual periods and interim periods beginning after December 15, 2025; early adoption is permitted.  The Company adopted this standard on December 1, 2025.  The adoption did not have a material impact on the Company’s financial statements.

 ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share amounts)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies that have an undeterminable market.

Equity securities are measured at fair value and unrealized gains and losses, if any, are reported in our Statements of Operations in non-operating income.

The cost and estimated fair value of the investments are as follows:

	Cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2025
Equity Securities	54	2	0	56
Total Investments, December 31, 2025	$54	$2	$0	$56

December 31, 2024
Equity Securities	54	2	0	56
Total Investments, December 31, 2024	$54	$2	$0	$56

Note 3. Fair Value Measurements

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

December 31, 2025

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	56	56	0	0	56

December 31, 2024

	Carrying amount in		Fair Value Measurement Using
	balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity securities	56	56	0	0	56

The equity securities owned by the Company have an undeterminable market and the Company has determined the value based on financial and other factors, which are considered Level 3 inputs in the fair value hierarchy.

There was no change in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2025 and 2024.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share amounts)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	December 31,
	2025	2024
Raw Materials	$1,309	$1,334
Work In Process	353	301
Finished Goods	386	339
Reserve for Obsolescence	(20)	(10)
Total Inventories	$2,028	$1,964

Note 5. Property and Equipment, Net

The following is a summary of property and equipment:

	December 31,
	2025	2024
Autos	$63	$63
Equipment	262	260
Furniture and Fixtures	461	432
Building	1,412	1,373
Land	415	415
	2,613	2,543
Less Accumulated Depreciation	1,728	1,633
Total Property and Equipment	$885	$910

Depreciation expense for the years ended December 31, 2025 and 2024 was $89 and $92, respectively.

Note 6. Accrued Expenses

Accrued expenses include the following:

	December 31,
	2025	2024
Wages and Commissions	$400	$309
Other	231	56
Total Accrued Expenses	$631	$365

During 2025, the Company identified and recorded an accrual for unreimbursed sales tax, of which approximately $117 originated prior to 2025.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share amounts)

Note 7. Leases

The Company has an operating lease for office equipment on a month-to-month basis.  Lease expense for each of the years ended December 31, 2025 and 2024, was $7.

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

Under the 2013 Plan, the Company is authorized to issue up to 600,000 shares through stock options and awards such as restricted stock or restricted stock units. As of December 31, 2025, under the 2013 Plan, 79,402 shares had been issued, options to purchase an aggregate of 160,000 shares were outstanding, of which options to purchase 109,000 shares were exercisable. As of December 31, 2025, the Company also had 52,500 restricted stock units outstanding. There are 308,098 additional shares available for issuance pursuant to awards that may be granted under the 2013 Plan in the future.

Stock Options

In 2024, the Company granted 25,000 non-qualified stock options to one of its non-employee board members and 10,000 non-qualified stock options to an employee. The options vest 20% on the grant date, with an additional 20% vesting annually thereafter.  There were no options granted in the year end December 31, 2025.

The weighted average assumptions made in estimating the fair value of the options on the grant date based upon the BSM option-pricing model for the year ended December 31, 2024 are as follows:

Dividend Yield	0.00%
Expected Volatility	25.06%
Risk Free Interest Rate	4.49%
Expected Life	6 Years

The Company calculates expected volatility for stock options and other awards using the Company's historical volatility as the Company believes the expected volatility will approximate historical volatility.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share amounts)

In August 2025, Michael Zipoy, a non-employee director, retired from the Board.  In recognition of his valuable service to the Board, the vesting of his outstanding options was accelerated. Mr. Zipoy used a cashless exercise (or net share exercise) to exercise his non-qualified stock options.  The Company reduced the number of shares issued to the director by withholding shares with a fair market value equal to the aggregate exercise price.  The withheld shares were returned to the plan reserve.  For the year ended December 31, 2025, the director net-settled 25,000 shares, resulting in an issuance of 1,902 shares and the withholding of 23,098 shares to cover $106 in aggregate exercise price.

There were no options exercised during the year ended December 31, 2024.  The Company had 25,000 options expire during the year ended December 31, 2024.

The following table summarizes the activity for outstanding incentive stock options under the 2013 Plan:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2023	175,000	$4.06	6.8
Granted	35,000	4.05	9.6
Exercised	0
Expired/Cancelled	(25,000)	4.39	0.0
Balance at December 31, 2024	185,000	3.99	7.8
Granted	0
Exercised	(1,902)	4.25	8.8
Expired/Cancelled	(23,098)	4.25	8.8
Balance at December 31, 2025	160,000	$3.98	6.7	$41
Vested and exercisable as of December 31, 2025	109,000	$3.84		$39

As of December 31, 2025, the unrecognized compensation expense related to outstanding stock options was $62, which the Company expects to recognize through October 2028. To the extent the forfeiture rate is different than we have anticipated, stock-based compensation related to the awards will be different from expectations. The Company recognized compensation expense in connection with the vesting of options of $53 and $46 during the years ended December 31, 2025 and 2024, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

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

In August 2025, Michael Zipoy, a non-employee director, retired from the Board.  In recognition of his valuable service to the Board, the vesting of his unvested restricted stock units was accelerated.  In December 2025, the Company issued the shares associated with the restricted stock units.

There were no restricted stock units granted in the years ended December 31, 2025 and 2024.

The following table summarizes restricted stock unit activity for the year ended December 31, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	84,000	$4.11
Granted	0	0.00
Vested	(31,500)	4.11
Forfeited/canceled	0	0.00
Unvested as of December 31, 2025	52,500	$4.11

As of December 31, 2025, the unrecognized compensation expense related to outstanding restricted stock units was $192, which the Company expects to recognize through August 2028. The Company recognized compensation expense in connection with the vesting of restricted stock units of $125 and $86 for years ended December 31, 2025 and 2024, respectively.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands except share and per share amounts)

Note 9. Benefit Plans

Employee stock ownership plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers substantially all employees who work 1,000 or more hours during the year. The ESOP has, at various times, secured financing from the Company to purchase the Company’s shares on the open market. When the ESOP purchases shares with the proceeds of the Company loans, the shares are pledged as collateral for these loans. The shares are maintained in a suspense account until released and allocated to participant accounts. The ESOP owns 94,434 shares of the Company’s stock at December 31, 2025. All shares held by the ESOP have been released and allocated to participants' accounts. No dividends were paid during the years ended December 31, 2025 and 2024.  The ESOP had no debt to the Company at December 31, 2025 or 2024.

The Company recognized ESOP compensation expense for contributions of $30 and $24 to the ESOP plan for the years ended December 31, 2025 and 2024, respectively.

In the event a terminated ESOP participant desires to sell his or her shares of the Company’s stock and the shares are not readily tradable, the Company may be required to purchase the shares from the participant at fair market value. In addition, at its election, the Company may distribute the ESOP’s shares to the terminated participant. At December 31, 2025, 94,434 shares of the Company’s stock, with an aggregate fair market value of approximately $393, are held by ESOP participants who, if terminated, would have rights under the repurchase provisions if the Company's stock were not readily traded. The Company believes because its stock is listed on the Nasdaq Capital Market it meets the ESOP requirements and that there would not be a current obligation for it to repurchase any distributed ESOP shares.

Profit sharing plan and savings plan

The Company has a salary reduction and profit sharing plan that conforms to IRS provisions for 401(k) plans. The Company may make profit-sharing contributions with the approval of the Board of Directors. There were no profit-sharing contributions by the Company in 2025 or 2024.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
(in thousands except share and per share amounts)

Note 10. Income Taxes

The components of the income tax provision are as follows:

	Years Ended December 31,
	2025	2024

Current:
Federal	$3	$144
State	1	1
Deferred:
Federal	37	(155)
State	0	0
Total Federal and State Income Taxes	$41	$(10)

The provision for income taxes differs from the amount obtained by applying the U.S. federal income tax rate to pretax income due to the following:

	Years Ended December 31,
	2025		2024
	Dollars	Percentages	Dollars	Percentages
Computed “Expected” Federal Tax Expense	$73	21.0	$92	21.1
Increase (Decrease) in Taxes Resulting From:
State Income Taxes, net of Federal Benefit	1	0.2	1	0.2
R&D Credits	(4)	(1.1)	(88)	(20.2)
Effect of tax law changes	(193)	(55.6)	0	0.0
Tax net operating loss	130	37.5	0	0.0
Permanent Differences	5	1.4	4	0.9
Other	29	8.4	(19)	(4.3)
Total Federal and State Income Taxes	$41	11.8	$(10)	(2.3)

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA codifies certain key elements of the Tax Cuts and Jobs Act, including making permanent the 100% bonus depreciation on qualified fixed assets, making permanent the immediate deduction for domestic research and experimentation expenses, and permanently changing the limitation on the deduction of business interest expense.  ASC 740 "Income Taxes," requires that the effect of changes in tax rates and laws on deferred taxes be recognized in the period in which the applicable legislation is enacted. Consequently, the Company evaluated all deferred tax balances under the newly enacted tax law and identified any other changes required to the financial statements as a result of the OBBBA.

ELECTRO-SENSORS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
(in thousands except share and per share amounts)

The components of the net deferred tax asset consist of:

	December 31,
	2025	2024
Deferred Tax Assets:
Vacation accrual	$26	$27
Allowance for credit losses	2	2
Stock compensation	41	52
Bonus	8	4
Depreciation and amortization	31	53
Inventory obsolescence	4	2
R&D expenses	196	392
Net loss carryforward	129	0
R&D credit carryforward	397	311
Valuation allowance	(340)	(311)
Total Deferred Tax Assets	494	532

Deferred Tax Liabilities:
Prepaid expenses	30	31
Total Deferred Tax Liabilities	30	31

Net Deferred Tax Asset	$464	$501

R&D credits can be carried forward for twenty years for federal purposes and fifteen years in Minnesota.

The Company is materially subject to the following taxing jurisdictions: U.S. and Minnesota. The tax years 2022 through 2024 remain open to examination by the Internal Revenue Service and state jurisdictions. We have no accrued interest or penalties related to uncertain tax positions as of December 31, 2025 or December 31, 2024 and uncertain tax positions are not significant.

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

Item 9.                   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on this evaluation, the person serving as the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal controls were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2025 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                Other Information.

None

Item 9C.                Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The following table sets forth the principal occupations (for at least the last five years) and directorships of the Company’s directors and executive officer:

Name	Principal Occupation and Directorships	Age	Director Since

David L. Klenk	President, CEO, and CFO of the Company since 2013	61	2013
Joseph A. Marino	President and CEO of Cardia, Inc. (a medical equipment manufacturer) since 1998	74	1994
Scott A. Gabbard	Retired, Finance executive from 2000 through 2021. CFO and COO of Magenic Technologies, Inc. (a software consulting organization) from April 2006 to August 2021	59	2013
Jeffrey D. Peterson	Private investor since 1998. Previously employed by John G. Kinnard and Company, a regional brokerage firm	69	2011

The Board believes the following key characteristics are important in determining that each of the Board members is qualified to serve in such a role:

Mr. Marino’s executive leadership experience in building both private and public companies, including strategy formulation, execution, and investor relations;

Mr. Peterson’s significant experience in the investment industry and personal connections with many regional businesses;

Mr. Gabbard’s extensive management experience, expertise, and background on strategic, operational, accounting and financial matters for both public and private companies; and

Mr. Klenk’s years of leadership experience with emerging technology companies, his high levels of customer and employee focus, and his demonstrated ability to lead companies through significant growth cycles.

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

Insider Trading

The Company has adopted inside trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules, and regulations.  The Company’s Policy Statement on Confidential Information and Securities Trading by Electro-Sensors, Inc. Personnel is included as Exhibit 19.1 to our 2024 Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, its executive officers, and any persons who beneficially own more than 10% of the Company’s Common Stock are required to report their initial ownership of Common Stock and subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for those reports have been established, and the Company is required to disclose in this Form 10-K any failure to file by those due dates. Based upon a review of such reports furnished to the Company, or written representations that no reports were required, the Company believes that all of those filing requirements were satisfied with respect to fiscal 2025, except that Mr. Klenk did not timely file a Form 4 related to the vesting of restricted stock units in September 2025.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board from those that were described in our definitive proxy statement filed with the SEC on March 19, 2025.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Messrs. Marino, Gabbard (Chair), and Peterson.

The Board of Directors has determined that Messrs. Gabbard, Marino, and Peterson are independent directors as defined by the listing standards of the Nasdaq Stock Market. Given his significant experience serving as a chief financial officer of companies, the Board has determined that Mr. Gabbard is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of SEC Regulation S-K. The information under the heading “Board Independence” in Item 13 below is incorporated herein by reference.

Item 11.                 Executive Compensation.

Compensation Summary

The following table summarizes information concerning the compensation awarded or paid to, or earned by, the Company’s Named Executive Officer during 2025 and 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)(3)	Total ($)
David L. Klenk, President, CEO, CFO	2025 2024	271,000 258,154	40,000 (1) 20,000 (2)	0 0	0 0	43,468 38,762	354,468 316,916

(1)    Discretionary payment made under the 2025 Management Incentive Bonus Plan.

(2)    Discretionary payment made under the 2024 Management Incentive Bonus Plan.

(3)    Amounts reflect allocations to individual’s account of Company contributions to the ESOP, 401(k) Plan, and standard employee benefit plans.  The Company matches 100% of the first 3% of employee 401(k) Plan contributions and 50% of the next 2% of employee contributions.  In 2025, standard employee benefits paid on behalf of Mr. Klenk were $31,828 and 401(k) contributions were $11,640.  In 2024, standard employee benefits paid on behalf of Mr. Klenk were $28,036 and 401(k) contributions were $10,726.

Compensation of Executive Officer

Mr. Klenk does not have a written employment agreement with the Company.  As of January 1, 2026, his annual salary is $280,000 per year, and he is eligible to receive a bonus as determined by either the Board of Directors or the Compensation Committee.  See “2026 Management Incentive Bonus Plan” and “2025 Management Incentive Bonus Plan” information below.

Outstanding Equity Awards as of December 31, 2025

The following table sets forth certain information concerning outstanding option equity awards outstanding to the Named Executive Officer at December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Klenk	50,000	None	3.41	2/8/2026
Mr. Klenk	15,000	10,000	4.25	8/27/2033

Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)
Mr. Klenk	21,000	$87,360

2025 Management Incentive Bonus Plan

On January 9, 2025, the Compensation Committee approved the 2025 Management Incentive Plan (the “2025 Plan”) for the Company’s President, Chief Executive Officer, and Chief Financial Officer David L. Klenk.  The 2025 Plan had both annual financial performance and strategic goals.  The financial performance goals were primarily based on the achievement of specified revenue levels, with additional amounts available for exceeding certain levels.  The strategic goals were primarily related to initiatives related to strategic business development.  The Company allocated 40% of the potential bonus to financial performance, 50% to strategic initiatives, and 10% was discretionary.  If the Company achieved the specified goals, the incentive cash payment to Mr. Klenk would have been approximately 18% of his base salary.   Furthermore, the Committee retained discretion under the 2025 Plan to make incentive plan cash payments in amounts higher or lower than would otherwise be required under the 2025 Plan.  Although the Company did not achieve specified revenue levels, the Company did achieve net sales over $10 million and Mr. Klenk worked extensively on business development and navigated supply and sales issues resulting from tariff and trade policy.  The Compensation Committee approved a discretionary $40,000 bonus to Mr. Klenk under the 2025 Plan.

2026 Management Incentive Bonus Plan

On January 28, 2026, the Compensation Committee approved the 2026 Management Incentive Plan (the “2026 Plan”) for Mr. Klenk.  The 2026 Plan has both annual financial performance and strategic goals.  The financial performance goals are primarily based on the achievement of specified revenue levels, with additional amounts available for exceeding certain levels.  The strategic goals are primarily related to initiatives related to strategic business development.  The 2026 Plan allocates 50% of the potential bonus to financial performance, 40% to strategic initiatives, and 10% is discretionary.  If the Company achieves the specified goals, the incentive cash payment to Mr. Klenk will equal approximately 21% of his base salary.   Furthermore, the Committee retains discretion under the 2026 Plan to make incentive plan cash payments in amounts higher or lower than would otherwise be required under the 2026 Plan.

Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information. If we grant new awards of such options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

DIRECTOR COMPENSATION

Compensation Summary

The following table summarizes information concerning the compensation awarded or paid to, or earned by, the Company’s non-employee directors during 2025.  Directors who are not employees of the Company received $4,000 per Board meeting.   The Chairman of the Board of Directors received $24,000 per year.  The Audit Committee Chair, Compensation Committee Chair, and Nominating Committee Chair each received $12,000 per year. Each other Audit Committee member, Compensation Committee member, and Nominating Committee member received $6,000 per year for their service on each committee.  Non-employee members of the Business Development Committee each received $12,000 per year.

Effective January 1, 2026, each non-employee board member will receive $5,000 per Board meeting.

Directors may receive additional amounts for special committee or other Board work as determined by the Board.

Director Compensation Table

Director Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total ($)
Joseph A. Marino	77,000	0	77,000
Scott A. Gabbard	73,000	0	73,000
Jeffrey D. Peterson	34,500	0	34,500
Michael C. Zipoy (2)	24,000	0	24,000

(1)    At December 31, 2025, Messrs. Gabbard, Marino, and Peterson each had 25,000 shares in stock option grants outstanding.  Mr. Gabbard was granted options to purchase 25,000 shares in 2024.  Messrs. Marino and Peterson were granted options to purchase 25,000 shares in 2023.  The grants vested 20% upon the date of grant and will fully vest in four years. The option values shown are the grant date fair value computed in accordance with FASB ASC Topic 718.

(2)    In August 2025, Mr. Zipoy notified the Board that he was retiring.  Mr. Zipoy served on the Board from 2012 to August 2025 and was most recently a member of the Audit, Compensation, and Nominating Committees of the Board.  His positions on the committees were filled by other independent directors.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 23, 2026, regarding the beneficial ownership of the outstanding shares of Common Stock by persons known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, directors, the executive officer, and the Company’s directors and executive officer as a group.  If an individual’s address is not provided, the individual’s address is 6111 Blue Circle Drive Minnetonka MN  55343.

	Common Stock
Name and Address	Number of Shares	Percent
of Beneficial Owner	Beneficially Owned(1)	of Class
Jeffrey D. Peterson 15708 Woodknoll Lane Minnetonka, MN 55345	375,438 (2)	10.6%
Patricia N. Peterson 6005 Erin Terrace Edina, MN 55439	364,768 (3)	10.3%
Lynne E. Peterson 10254 Nottingham Trail Eden Prairie, MN 55347	350,893 (4)	9.9%
John E. Peterson 815 Buttonbush Lane Naples, FL 34108	350,893 (3)	9.9%
Paul R. Peterson 227 Cedar Drive West Hudson, WI 54016	350,893 (3)	9.9%
Caldwell Sutter Capital, Inc. Joseph F. Helmer 30 Liberty Ship Way #3225 Sausalito, CA 94965	249,025 (5)	7.0%
David L. Klenk	82,373 (6)	2.3%
Scott A. Gabbard	22,000 (7)	0.6%
Joseph A. Marino	24,500 (8)	0.7%
Officers and Directors as a Group (4 persons)	504,311	14.0%

(1)    Except as otherwise indicated, each person named has the sole power to vote and sole power to direct the disposition of all shares listed as beneficially owned by him or her.  Beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), as required for purposes of this Proxy Statement.  Accordingly, it includes shares of Common Stock that are issuable upon the exercise of stock options exercisable within 60 days of March 23, 2026 as noted below.

(2)    Based on a Schedule 13D filed with the SEC on February 14, 2024. Includes 15,000 shares issuable upon the exercise of stock options exercisable within 60 days of March 23, 2026 and 46 shares held by the Electro-Sensors, Inc. Employee Stock Ownership Plan (“ESOP”) for the account of Mr. Peterson.

(3)    Based on a Schedule 13D filed with the SEC on February 14, 2024.

(4)    Based on a Schedule 13D/A filed with the SEC on February 21, 2024.

(5)    Based on a Schedule 13G/A filed with the SEC on February 11, 2025.  Includes shares owned by Caldwell Sutter Capital, Inc. and Joseph F. Helmer.  Mr. Helmer has sole voting power of 26,592 shares, the reporting parties have shared voting power of zero shares, Mr. Helmer has sole dispositive power of 16,928 shares, and the reporting parties have shared dispositive power of 232,097 shares.

(6)    Includes 15,000 shares issuable upon the exercise of stock options exercisable within 60 days of March 23, 2026 and 3,373 shares held by the Electro-Sensors, Inc. Employee Stock Ownership Plan (“ESOP”) for the account of Mr. Klenk.

(7)    Includes 15,000 shares issuable upon the exercise of stock options exercisable within 60 days of March 23, 2026.

(8)    Includes 15,000 shares issuable upon the exercise of stock options exercisable within 60 days of March 23, 2026.

The following table provides information as of December 31, 2025 about the Company’s equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	212,500	$3.98	160,000(1)

Equity compensation plans not approved by security holders	—	—	—

Total	212,500	$3.98	160,000(1)

(1) Shares issuable pursuant to the 2013 Equity Incentive Plan.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters, and Certain Control Persons

The Company was not a party to any transactions with related persons, promoters or control persons during the last two fiscal years and is not currently contemplating any such transactions.

Independence

The Board of Directors has determined that Messrs. Gabbard, Marino, and Peterson are independent directors as defined by the listing standards of the Nasdaq Stock Market, because none of them are believed to have any relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Mr. Klenk is precluded from being considered independent by Nasdaq rules since he currently serves as an executive officer of the Company.

The Board has determined that all members of the Company’s Audit Committee, Compensation Committee and Nominating Committee are independent under listing standards of the Nasdaq Stock Market.

Item 14.                 Principal Accountant Fees and Services.

The Company’s Board retained Boulay PLLP as its principal independent registered public accounting firm for the year ended December 31, 2025.

DISCLOSURE OF FEES PAID TO INDEPENDENT AUDITORS

The following fees were paid to Boulay PLLP in 2025 and 2024:

	2025	2024
Audit Fees	$124,370	$107,000
Audit-Related fees	0	0
Tax Fees	9,000	14,135
All Other Fees	0	0
Total	$133,370	$121,135

Audit Fees were for professional services rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of the review of, and discussion with management regarding, the treatment of certain accounting matters.

Tax Fees were for professional services rendered for preparation of the Company’s annual tax return, quarterly estimates, and state returns.  Tax examination consulting is also included.

All Other Fees represent fees for any professional services not included in the first three categories listed above.

Under its Charter, the Audit Committee is required to pre-approve all audit services, as well as all non-audit services performed by the Company’s independent registered public accounting firm to ensure that the provision of these non-audit services does not impair the auditor’s independence.  Unless a particular service has received general pre-approval by the Audit Committee in accordance with the Audit Committee’s pre-approval policy, each service provided must be specifically pre-approved.  Any proposed services exceeding pre-approved costs levels will require specific pre-approval by the Audit Committee.

As part of the Company’s annual engagement agreement with its independent registered public accounting firm, the Audit Committee pre-approves the following:

•         Audit services to be provided by the independent auditor: statutory and financial audits for the Company and audit services associated with SEC registration statements, periodic reports and other documents filed with the SEC, production of other documents issued by the independent registered public accounting firm in connection with securities offerings (e.g., comfort letters, consents), and assistance in responding to SEC comment letters.

•         Consulting services provided by the independent registered public accounting firm related to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, FASB, or other regulatory or standard-setting bodies.

•         Specific non-audit services, primarily tax services.  The Audit Committee does not believe that performance of these tax services impairs the auditor’s independence.  The Audit Committee has given the independent registered public accounting firm pre-approval for U.S. federal, state, and local tax planning and advice, U.S. federal, state, and local tax compliance, international tax planning and advice, international tax compliance, and tax planning and advice related to merger and acquisition activities.  The Company’s independent registered public accounting firm must inform the Audit Committee whenever it provides pre-approved service.  The aggregate amount of fees for these pre-approved tax services may not exceed $15,000 without additional explicit approval by the Audit Committee.

The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different term.  The Audit Committee retains the right to periodically revise the above list of pre-approved services.

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
19.1

Electro-Sensors, Inc. Policy Statement on Confidential Information and Securities Trading by Electro-Sensors, Inc. Personnel – incorporated by reference to Exhibit 19.1 to the Company’s 10-K for the year ended December 31, 2024

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature page)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recoupment Policy as adopted on October 18, 2023 - incorporated by reference to Exhibit 97.1 to the Company's Form 10-K for the year ended December 31, 2023
99.1	Letter to Shareholders dated March 30, 2026
99.2	Investor Information
101

The following financial information from Electro-Sensors, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2025 and 2024, (ii) Statements of Operations for the years ended December 31, 2025 and 2024, (iii) Statements of Cash Flows for years ended December 31, 2025 and 2024, (iv)  Statement of Changes in Stockholders’ Equity, and (v) Notes to Financial Statements.

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

ELECTRO-SENSORS, INC. (“Registrant”)
By:	/s/ DAVID L. KLENK
David L. Klenk
President, Chief Executive Officer, and Chief Financial Officer
Date:	March 30, 2026

By:	/s/ GLORIA M. GRUNDHOEFER
Gloria M. Grundhoefer
Controller
Date:	March 30, 2026

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

Signature	Title	Date

/s/David L. Klenk	President and Director (CEO and CFO)	March 30, 2026

/s/ Joseph A. Marino	Chairman and Director	March 30, 2026

/s/ Scott A. Gabbard	Director	March 30, 2026

/s/ Jeffrey D. Peterson	Director	March 30, 2026