Form 10-Q
period 2026-03-31
ELECTRO SENSORS INC
filed 2026-05-14
CIK 351789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock, $0.10 par value, on May 13, 2026 was 3,532,423.

ELECTRO-SENSORS, INC.

Form 10-Q

For the Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO-SENSORS, INC.

CONDENSED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$10,756	$10,545
Investments	56	56
Trade receivables, less allowance for credit losses of $11 and $11, respectively	1,393	1,404
Inventories, net	2,080	2,028
Other current assets	315	248
Income tax receivable	72	72

Total current assets	14,672	14,353

Deferred income tax asset, net	495	464

Property and equipment	892	885

Total assets	$16,059	$15,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$274	$254
Accrued expenses	887	631

Total current liabilities	1,161	885

Commitments and contingencies

Stockholders’ equity
Common stock par value $0.10 per share; authorized 10,000,000 shares; 3,532,423 and 3,482,423 shares issued and outstanding, respectively	353	348
Additional paid-in capital	2,726	2,534
Retained earnings	11,819	11,935
Total stockholders’ equity	14,898	14,817

Total liabilities and stockholders’ equity	$16,059	$15,702

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31
	2026	2025

Net sales	$2,579	$2,239
Cost of goods sold	1,257	1,155

Gross profit	1,322	1,084

Operating expenses
Selling and marketing	517	420
General and administrative	749	587
Research and development	274	246

Total operating expenses	1,540	1,253

Operating loss	(218)	(169)

Non-operating income
Interest expense	(3)	0
Interest income	74	88

Total non-operating income, net	71	88

Loss before income tax benefit	(147)	(81)

Income tax benefit	(31)	(17)

Net loss	$(116)	$(64)

Net loss per share data:

Basic
Net loss per share	$(0.03)	$(0.02)
Weighted average shares	3,511,867	3,449,021
Diluted
Net loss per share	$(0.03)	$(0.02)
Weighted average shares	3,511,867	3,449,021

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands except share amounts)

For the three months ended March 31
	Common Stock Issued		Additional Paid-in Capital		Total Stockholders’ Equity
	Shares	Amount		Retained Earnings

December 31, 2025	3,482,423	$348	$2,534	$11,935	$14,817

Stock options exercised	50,000	5	166		171
Stock-based compensation expense			26		26
Net loss				(116)	(116)
Balance March 31, 2026 (unaudited)	3,532,423	$353	$2,726	$11,819	$14,898

December 31, 2024	3,449,021	$344	$2,360	$11,629	$14,333

Stock-based compensation expense			31		31
Net loss				(64)	(64)

Balance March 31, 2025 (unaudited)	3,449,021	$344	$2,391	$11,565	$14,300

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31
	2026	2025
Cash flows from (used in) operating activities

Net loss	$(116)	$(64)

Adjustments to reconcile net loss to net cash from (used in) operating activities:

Depreciation	21	23
Deferred income taxes	(31)	41
Stock-based compensation expense	26	31
Change in allowance for credit losses	0	5
Change in:
Trade receivables	11	(201)
Inventories	(52)	(46)
Other current assets	(67)	(36)
Accounts payable	20	160
Accrued expenses	256	115
Income tax payable/receivable	0	(58)

Net cash from (used in) operating activities	68	(30)

Cash flows used in investing activities

Purchase of property and equipment	(28)	0

Net cash used in investing activities	(28)	0

Cash flows from financing activities

Proceeds from exercise of stock options	171	0

Net cash from financing activities	171	0

Net increase (decrease) in cash and cash equivalents	211	(30)

Cash and cash equivalents, beginning	10,545	9,948
Cash and cash equivalents, ending	$10,756	$9,918

Supplemental cash flow information
Cash paid for income taxes	$0	$0
Cash paid for interest	$3	$0

See accompanying notes to unaudited condensed financial statements

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

(in thousands except share and per share amounts)

(unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

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

This report should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including the audited financial statements and footnotes therein.

Management believes that the unaudited condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary to fairly state the Company's financial position as of March 31, 2026 and results of operations for the three-month periods ended March 31, 2026 and 2025, in accordance with accounting principles generally accepted in the United States of America. The results of interim periods may not be indicative of results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are invested in commercial paper, money market accounts, and may also be invested in Treasury Bills with an original maturity of three months or less. Cash equivalents are carried at fair value.  Cash equivalents were $7,986 and $7,985 as of March 31, 2026 and December 31, 2025, respectively.

The Company maintains its cash and cash equivalents primarily in two bank deposit accounts, which, at times, may have a balance that exceeds federally insured limits. The Company has not experienced any losses on these accounts. The Company believes it is not exposed to significant credit risk on cash.

Trade receivables and credit policies

Trade receivables are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Trade receivables are stated at the amount billed to the customer. Customer account balances with invoices over 90 days are considered delinquent. The Company does not accrue interest on delinquent trade receivables.  Gross trade receivables at January 1, 2025 were $1,320.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

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

The allowance is based on the credit losses expected to arise over the life of the receivable (contractual term). The Company considers historical loss rates and current economic conditions when determining the expected credit losses. Receivables deemed uncollectible are written off against the allowance for credit losses. The Company has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets.  The allowance for credit losses was $11 and $11 at March 31, 2026 and December 31, 2025, respectively.

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

Fair Value Measurements

The carrying value of cash equivalents, trade receivables, accounts payable, and other financial working capital items approximates fair value at March 31, 2026 and December 31, 2025, due to the short maturity nature of these instruments.

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

FOR THE PERIOD ENDED MARCH 31, 2026

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

For the three-month period ended March 31, 2026, and 2025, 110,000 and 185,000, respectively, weighted-average common shares for underlying stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

In addition, for each of the three-month periods ended March 31, 2026, and 2025, 52,500 and 84,000 restricted stock units, respectively, have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

(in thousands except share and per share amounts)

(unaudited)

Note 2. Investments

The Company has investments in common equity securities of two private U.S. companies that have an undeterminable market.

Equity securities are stated at estimated fair value and realized and unrealized gains and losses, if any, are reported in our Statements of Operations in non-operating income.

The cost and estimated fair value of the Company’s investments are as follows:

		Gross	Gross
		unrealized	unrealized	Fair
	Cost	gain	loss	value
March 31, 2026
Equity Securities	$54	$2	$0	$56
Total Investments, March 31, 2026	$54	$2	$0	$56

December 31, 2025
Equity Securities	$54	$2	$0	$56
Total Investments, December 31, 2025	$54	$2	$0	$56

Note 3. Fair Value Measurements

The following table provides information on those assets measured at fair value on a recurring basis.

March 31, 2026

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

December 31, 2025

	Carrying amount		Fair Value Measurement Using
	in balance sheet	Fair Value	Level 1	Level 2	Level 3
Assets:
Equity Securities	$56	$56	$0	$0	$56

The equity securities owned by the Company are investments in two non-publicly traded companies. There is an undeterminable market for each of these two companies and the Company has determined the fair value based on financial and other factors that are considered Level 3 inputs in the fair value hierarchy.

There was no change in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2026 and 2025.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

(in thousands except share and per share amounts)

(unaudited)

Note 4. Inventories

Inventories used in the determination of cost of goods sold are as follows:

	March 31, 2026	December 31, 2025
Raw Materials	$1,319	$1,309
Work In Process	342	353
Finished Goods	439	386
Reserve for Obsolescence	(20)	(20)
Total Inventories, net	$2,080	$2,028

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

As of March 31, 2026, the total unrecognized compensation expense related to outstanding stock options was $54, which the Company expects to recognize through October 2028. The Company recognized compensation expense in connection with the vesting of stock options of $8 and $10 for the three months ended March 31, 2026, and 2025, respectively.

There were no stock options granted or exercised in the three months ended March 31, 2025.  There were no stock options granted in the three months ended March 31, 2026.

In February 2026, the Company’s president exercised 50,000 stock options for a total exercise price of $171.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

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

As of March 31, 2026, the total unrecognized compensation expense related to outstanding restricted stock units is $174, which the Company expects to recognize through August 2028. The Company recognized compensation expense in connection with the vesting of restricted stock units of $18 and $22 for the three months ended March 31, 2026 and 2025, respectively.

There were no restricted stock units granted in the three months ended March 31, 2026 and 2025.

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

Note 8.  Subsequent Event

On April 20, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with steute Industrial Controls, Inc., a Connecticut corporation (“Parent”) and Steute Burwell, Inc., a Minnesota corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  The Merger will become effective as such time as the Certificate of Merger has been filed and accepted by the Secretary of State of the State of Minnesota or at such other time as agreed upon by the Company and Parent in writing (the “Effective Time”).

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

(in thousands except share and per share amounts)

(unaudited)

The Merger is structured as a statutory reverse triangular merger under Connecticut and Minnesota law, and pursuant to the Merger Agreement, the Merger Sub will merge with and into the Company, with the Company surviving the merger and becoming a wholly owned subsidiary of Parent.  At the Effective Time, by virtue of the Merger and without any further action on the part of the Company, Merger Sub, Parent, or any holder of shares of common stock of the Company or Merger Sub,  each share of common stock of the Company that is issued and outstanding immediately prior to the Effective Time (other than dissenting shares and the shares held by the Company, Parent, or Merger Sub) will be converted into the right to receive $7.75 in cash, subject to any required tax withholding.

It is anticipated that, immediately after the Merger, the Company will be a wholly owned subsidiary of Parent and will be a privately held company. At such time, it is anticipated that the Company would file a Form 25 with the SEC to delist and deregister our common stock and a Form 15 with the SEC to suspend our public reporting obligations.

At the Effective Time, outstanding stock options to purchase shares of common stock of the Company will be accelerated and fully vested and will, automatically and without any required action on the part of the holder thereof, be cancelled and will become entitled to receive an amount of cash equal to $7.75 per share less the applicable exercise price, subject to any required tax withholding.

At the Effective Time, outstanding restricted stock units (“RSU”) will be accelerated and fully vested and will, automatically and without any required action on the part of the holder, thereof, be cancelled and converted into the right to receive an amount in cash equal to the product of the total number of shares of Company common stock underlying the RSU multiplied by $7.75, subject to any required tax withholding.

Our board of directors (the “Board”) has approved and declared the Merger Agreement advisable and resolved to recommend that our shareholders approve the Merger Agreement and related matters at a special meeting of shareholders (“Special Meeting”). We expect the Merger to be consummated after obtaining the required approval by our stockholders and the satisfaction of certain other customary closing conditions.  The Company currently expects the Merger to close in the second quarter of 2026.  The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other matters the approval by the Company’s shareholders of the Merger at a Special Meeting.

In connection with the execution of the Merger Agreement, the Company's directors, officers, and certain major shareholders, who collectively own a majority of the Company's outstanding shares of common stock, have entered into voting and support agreements (“Support Agreements”) agreeing to vote all of their shares of the Company’s common stock in favor of the various proposals related to the Merger Agreement and any other matters necessary for consummation of the Merger and against any action reasonably expected to impede, delay or materially and adversely affect the Merger at the Special Meeting. No written consents have been granted nor have any votes been cast yet with respect to the approval of the Merger by the shareholders of the Company. The Support Agreements may be terminated in connection with a termination of the Merger Agreement.

ELECTRO-SENSORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2026

(in thousands except share and per share amounts)

(unaudited)

The Merger Agreement contains customary termination rights in favor of each of the Company and Parent. If the Company terminates the Merger Agreement, the Company will be required to pay Parent a termination fee of $1,000, plus reimbursement of Parent’s expenses up to $300 under certain circumstances, including if the Merger Agreement is terminated due to a Recommendation Change by the Company’s Board of Directors or if the Company enters into or consummates an alternative acquisition transaction following termination under certain circumstances.  If Parent terminates the Merger Agreement, Parent will be required to pay the Company a termination fee of $1,000.

As a condition to the completion of the Merger, the Company is required to maintain at least $10,250 of unrestricted cash and cash equivalents at closing and for a period of 10 days prior to closing, subject to reduction for certain approved transaction expenses. If the Company’s unrestricted cash and cash equivalents are below this required amount during the period, the Company could be in breach of certain representations, warranties, or covenants under the Merger Agreement, which could permit Parent to assert remedies under the Merger Agreement, including, under certain circumstances, termination rights. Any unrestricted cash and cash equivalents in excess of the required amount at closing will remain with the surviving company following completion of the Merger.

A full description of the terms of the Merger Agreement and all matters related thereto will be included in a Proxy Statement f (the “Merger Proxy Statement”) to be filed with the SEC.  The Company urges investors, shareholders, and other interested persons to read, when available, the Merger Proxy Statement as well as other documents filed with the SEC by the Company because these documents will contain important information about the Company and Parent , and the proposed transaction.  The definitive Merger Proxy Statement will be mailed to the Company’s shareholders as of a record date to be established for voting on the proposed transaction.  Shareholders will also be able to obtain a copy of the definitive Merger Proxy Statement (when available), without charge, by directing a request to: Electro-Sensors, Inc., 6111 Blue Circle Drive, Minnetonka MN 55343.  The preliminary and definitive Merger Proxy Statement, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov).

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

Our forward-looking statements generally relate to our growth strategy, future financial results, product development, and sales efforts. We make forward-looking statements throughout this Form 10-Q, but primarily in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. These include statements relating to our beliefs and expectations and intentions with respect to (i) our growth and profitability, (ii) our marketing and product development, (iii) our ability to continue to obtain parts and materials for our products from various manufacturers and distributors in a timely manner and at reasonable prices, (iv) the value of our intellectual property, (v) our competitive position in the marketplace, (vi) the effect of governmental regulations on our business, (vii) our employee relations, (viii) the adequacy of our facilities, (ix) our intention to develop new products, (x) the possibility of us acquiring compatible businesses or product lines as part of our growth strategy, (xi) our future cash requirements and use of cash, (xii) our expectations for the Company related to the Merger, including whether it will be completed in a timely manner or at all, the failure to obtain shareholder approval, the failure to satisfy the other conditions to the closing thereof, the effect of the announcement on the Company’s business relationships, the consideration to be received by shareholders as a result of the closing thereof, and the timing of the consummation thereof; and (xiii) our expectations for the Company following the consummation of the Merger, including the Company becoming a wholly owned subsidiary of the Parent, being privately held, and filing a Form 25 and Form 15 with the SEC.

Forward-looking statements cannot be guaranteed and our actual results may vary materially due to the uncertainties and risks, known and unknown, associated with these statements, including our ability to successfully develop new products and manage our cash requirements. We undertake no obligation to update any forward-looking statements. We cannot foresee or identify all factors that could cause actual results to differ from expected or historical results. As such, investors should not consider any list of these factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions. These forward-looking statements are subject to certain risks and uncertainties that could cause future results to differ materially from our recent results listed under the heading “Forward-Looking Statements” under “Item 1—Business,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers relevant to the circumstances. These decisions include the selection of applicable accounting principles and the use of judgment in their application and affect reported amounts and disclosures. Changes in economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. An in-depth description of our accounting estimates can be found in the interim financial statements included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to our critical accounting estimates during the three-month period ended March 31, 2026.

SELECTED FINANCIAL INFORMATION

The following table contains selected financial information, for the periods indicated, from our Condensed Statements of Operations expressed as a percentage of net sales.

	Three months ended March 31
	2026	2025
Net sales	100.0%	100.0%
Cost of goods sold	48.7	51.6
Gross profit	51.3	48.4

Operating expenses
Selling and marketing	20.0	18.8
General and administrative	29.0	26.2
Research and development	10.6	11.0
Total operating expenses	59.6	56.0

Operating income (loss)	(8.3)	(7.6)

Non-operating income
Interest expense	(0.1)	0
Interest income	2.9	3.9
Total non-operating income, net	2.8	3.9

Loss before income tax expense	(5.5)	(3.7)

Income tax benefit	(1.2)	(0.8)

Net loss	(4.3)%	(2.9)%

The following paragraphs discuss the Company’s performance for the three months ended March 31, 2026 and 2025.

RESULTS OF OPERATIONS (in thousands)

Net Sales

Net sales for the first quarter of 2026 were $2,579, an increase of $340, or 15.2%, from $2,239 during the comparable period in 2025.  The increase was primarily driven by higher sales of wired sensor products and an increase in international sales for agricultural applications.

Gross Profit

Gross profit for the first quarter of 2026 was $1,322, an increase of $238, or 22.0%, over the same period in 2025. Gross margin increased in the first quarter of 2026 to 51.3% from 48.4% during the same period in 2025. The increase in gross margin for the period was primarily due to an increase in average selling prices partially offset by increased material and labor costs across product lines.

 Operating Expenses

Total operating expenses increased $287, or 22.9%, to $1,540 for the first quarter of 2026 compared to the same period in 2025, and increased as a percentage of net sales to 59.6% from 56.0%.  The increase in total operating expenses for the period was primarily due to costs associated with additional employee headcount and variable compensation related to increased sales, legal and professional expenses related to the Merger described in detail in Part I Note 8 “Subsequent Events”.

•         Selling and marketing expenses in the first quarter of 2026 increased $97 to $517, or 23.1%, from the same period in 2025, and increased as a percentage of net sales to 20.0% from 18.8%. The increase in selling and marketing expenses for the period was primarily due to higher compensation and benefits due to the hiring of additional sales headcount and variable sales compensation related to the increase in sales and sales headcount.

•          General and administrative expenses increased $162 to $749, or 27.6%, in the first quarter of 2026 compared to the same period in 2025, and increased as a percentage of net sales to 29.0% from 26.2%. The increase in general and administrative expenses for the period was primarily due to increased legal and professional expenses related to the Merger.

•         Research and development expenses increased $28 to $274, or 11.4%, in the first quarter of 2026 compared to the same period in 2025, but decreased as a percentage of net sales to 10.6% from 11.0%. The increase in research and development expense for the quarter was primarily due to higher compensation from the hiring of executive leadership.

Non-Operating Income

Net non-operating income decreased $17, or 19.3%, for the three-month period ended March 31, 2026 compared to the same period in 2025. The decrease for the period is primarily the result of lower interest income earned as a result of lower interest rates on Treasury Bills.

Loss Before Income Tax Benefit

Loss before income tax benefit was $147 in the first quarter of 2026, representing an increase of $66 from a loss of $81 for the same period in 2025. The increase in the loss for the period was primarily due to higher operating expenses and a decrease in interest income, partially offset by increased net sales and gross margin, as described above.

Income Tax Benefit

Income tax benefit was $31, or 1.2% of net sales, in the first quarter of 2026 compared to $17, or 0.8% of net sales, in the first quarter of 2025. The effective tax rate for the first quarter of 2026 was 21.1% compared to 21.0% for the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10,756 at March 31, 2026 and $10,545 at December 31, 2025. The increase was primarily the result of an increase in cash generated from financing activities.

Cash from operating activities was $68 for the three months ended March 31, 2026 compared to cash used from operating activities of $30 for the three months ended March 31, 2025. The $98 increase was due primarily to a decrease in trade receivables, partially offset by an increase in net loss. The decrease in trade receivables was due to the timing of customer payments.  The increase in net loss was primarily due to expenses related to the Merger.

Cash used in investing activities was $28 for the three months ended March 31, 2026. The cash used was for the purchase of office equipment.  There was no cash used for investing activities for the three months ended March 31, 2025.

Cash flows from financing activities was $171 for the three months ended March 31, 2026.  In February 2026, the Company’s president exercised 50,000 stock options for a total exercise price of $171.  There was no cash flow from financing activities in the three months ended March 31, 2025.

Subject to the following section, entitled "Supply Chain and Labor Dynamics," the Company believes its ongoing cash requirements will be primarily for capital expenditures, research and development, working capital, corporate and business development, and in conjunction with the Merger and that existing cash, cash equivalents, and investments and any cash generated from operations will be sufficient to meet these cash requirements through at least the next 12 months.

Supply Chain and Labor Dynamics

We purchase parts and materials from various manufacturers and distributors.  While we believe our supply chain has generally stabilized, we occasionally see unexpected price increases and delivery delays requiring us to intervene and remediate. To meet these challenges, we seek additional sources for components and modify product designs to accommodate new components that are more readily available at competitive prices. There is no guarantee that we will continue to be successful in modifying these designs and sourcing alternative components and material. As a result, we could experience significant delays in receiving certain components needed to make timely customer deliveries, as well as increased costs that erode gross margins. Current supply chain dynamics may have a negative effect on the efficiency of our operations, our customer base, and the domestic or worldwide economy. Changes in general economic and financial conditions, inflationary pressures, the potential for economic recession in the U.S., tariffs and trade restrictions, including the imposition of new and higher tariffs on imported goods, the uncertainty of evolving tariffs, and retaliatory tariffs implemented by other countries on U.S. goods may have a negative impact on our business and results of operations.  We continually monitor and attempt to remediate negative situations as they occur.  However, we may not be able to fully remediate or offset costs, all of which could have a material negative impact on our business and results of operations.

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

Future Corporate and Business Development Activities

On April 20, 2026, the Company entered into the Merger Agreement.  For additional information, see Part I, Note 8 “Subsequent Events”.   The Company currently expects the Merger to close in the second quarter of 2026 but the exact timing of the completion of the Merger is not certain.

Off-balance Sheet Arrangements

As of March 31, 2026, the Company had no off-balance sheet arrangements or transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2026 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Electro-Sensors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), (i) Condensed Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Statements of Operations for the three months ended March 31, 2026 and March 31, 2025, (iii) Condensed Statements of Changes in Stockholders' Equity for the three months ended March 31, 2026 and March 31, 2025, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electro-Sensors, Inc.

May 14, 2026	/s/ David L. Klenk
David L. Klenk
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)